Form 10QSB
period 2003-06-30
COMPETITIVE COMPANIES INC
filed 2003-09-15
CIK 1161706

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   FORM 10-QSB

     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                  For the quarterly period ended June 30, 2003.

      ( ) Transition report pursuant to Section 13 or 15(d) of the Exchange
           Act for the transition period from _________ to _________.

                        Commission File Number: 333-76630

                           COMPETITIVE COMPANIES, INC.
               (Exact name of registrant as specified in charter)

             NEVADA                                           65-1146821
(State of or other jurisdiction of                     (IRS Employer I.D. No.)
  incorporation or organization)

                           3751 Merced Drive, Suite A
                               Riverside, CA 92503
                    (Address of Principal Executive Offices)

                                 (909) 687-6100
              (Registrant's Telephone Number, Including Area Code)

Check whether the registrant: (1) has filed all reports required to be filed by
Section by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES (X) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of August 15, 2003.

5,912,061 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (x)

                           COMPETITIVE COMPANIES, INC.
                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION                                             Page

Item 1. Consolidated Financial Statements (unaudited)

    Consolidated Balance Sheet as of June 30, 2003                          3

    Consolidated Statements of Operations for the three and
      six months ended June 30, 2003 and 2002                               4

    Consolidated Statements of Cash Flows for the six months
      ended June 30, 2003 and 2002                                          5

    Condensed Notes to Consolidated Financial Statements                    6

Item 2. Management's  Discussion and Analysis of Financial
Condition and Results of Operations (including cautionary statement)        7

Item 3.   Controls and Procedures                                           18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                   19

Item 2. Changes in Securities                                               19

Item 3. Defaults Upon Senior Securities                                     19

Item 4. Submission of Matters to a Vote of Securities Holders               19

Item 5. Other Information                                                   19

Item 6. Exhibits and Reports on Form 8-K                                    19

Signature                                                                   19

Certifications                                                              20

                  COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2003
                                   (Unaudited)
________________________________________________________________________________

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                   $        19,613
Receivables:
  Accounts, net of allowance for doubtful accounts
   of $94,737                                                       115,274
  Unbilled                                                           27,685
Prepaid expenses and other current assets                             3,214
  Total current assets                                              165,786

PROPERTY AND EQUIPMENT - NET                                        990,715

OTHER ASSETS:
Intangible contract revenue rights, net of accumulated
   amortization of $151,250                                         151,250
Employee receivable                                                   9,283
Other                                                                60,548

TOTAL                                                       $     1,377,582
                                                            ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                            $        81,747
Current maturities of long-term debt and capital leases             283,253
Accrued and other liabilities                                        60,149
  Total current liabilities                                         425,149

LONG-TERM DEBT AND CAPITAL LEASES (net of current
  maturities)                                                        83,574

  Total liabilities                                                 508,723

STOCKHOLDERS' EQUITY:
Class A convertible preferred stock, $0.001 par value;
  10,000,000 shares authorized, 4,000,000 shares issued
  and outstanding with a liquidation value of $40,000                 4,000
Class A common stock, $0.001 par value; 70,000,000
  shares authorized, 5,912,061 shares issued and outstanding          5,912
Additional paid-in capital                                       19,701,161
Deficit                                                         (18,842,214)
  Total stockholders' equity                                        868,859

TOTAL                                                       $     1,377,582
                                                            ================
________________________________________________________________________________

See condensed notes.

                  COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
____________________________________________________________________________________________________

                                             For the        For the       For the           For the
                                               Six            Six          Three             Three
                                              months         months        months            months
                                              ended          ended         ended             ended
                                             June 30,       June 30,      June 30,          June 30,
                                               2003           2002          2003              2002

REVENUES                                  $  749,394     $   784,989    $    372,762     $    389,399

COSTS OF REVENUES                            660,418         699,472         334,386          353,143

GROSS PROFIT                                  88,976          85,517          38,376           36,256

OTHER OPERATING EXPENSES:
  Employee compensation and benefits         121,457         123,754          62,011           62,916
  Provision for bad debts                     16,220          15,296           7,108            9,266
  Interest Expense                            19,175          18,032           9,889            9,736
  Occupancy and equipment                     22,185          24,762          12,979           11,765
  Professional fees                           11,050          16,535           8,827           14,898
  Other                                       22,200          55,075           2,546            8,088
     Total other operating expenses          212,287         253,454         103,360          116,669

NET LOSS                                  $ (123,311)    $  (167,937)   $    (64,984)    $    (80,413)
                                          ===========    ============   =============    =============

NET LOSS PER SHARE:
Basic and diluted                         $     (.02)    $      (.03)   $       (.01)    $       (.01)
                                          ===========    ============   =============    =============

Weighted average number of shares
 outstanding - basic and diluted           5,912,061       5,912,061       5,912,061        5,912,061
                                          ===========    ============   =============    =============

____________________________________________________________________________________________________

See condensed notes.

                  COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
________________________________________________________________________________

                                                   For the Six      For the Six
                                                   Months Ended     Months Ended
                                                  June 30, 2003    June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $  (123,311)    $  (167,937)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation and amortization                       148,040         147,625
   Provision for bad debts                              16,220          15,296
   Loss on disposal of assets                                -          18,173
  Changes in assets and liabilities, net:
   (Increase) decrease in receivables                    3,706          22,576
   Decrease (increase) in other assets                     866            (156)
   Decrease in due to bank                                   -         (16,227)
   Increase (decrease) in accounts payable              (3,201)         17,723
   (Decrease) increase in accrued and other
     liabilities                                       (13,735)          9,026
NET CASH PROVIDED BY OPERATING ACTIVITIES               28,585          46,099

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                       -         (10,063)
   Proceeds from sale of equipment                           -           6,940
NET CASH USED IN INVESTING ACTIVITIES                        -          (3,123)

CASH FLOWS FROM FINANCING ACTIVITIES-
   Repayments of long-term debt and capital leases     (12,362)        (24,234)

NET INCREASE IN CASH AND CASH EQUIVALENTS               16,223          18,742

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           3,390               -

CASH AND EQUIVALENTS, END OF PERIOD                $    19,613     $    18,742
                                                   ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                      $    19,950     $    18,032
                                                   ============    ============
Taxes paid                                         $         -     $         -
                                                   ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES -
Equipment leased under capital lease               $         -     $    10,778
                                                   ============    ============

________________________________________________________________________________

See condensed notes.

                  COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

________________________________________________________________________________

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Competitive Companies, Inc. (the "Parent") was originally incorporated under the laws of the state of Nevada in March 1998, and shortly thereafter acquired all of the assets and assumed all of the liabilities of Competitive Communications,
Inc. ("CCI"), which was incorporated under the laws of the state of California in February 1996. CCI is the successor to Western Telephone & Television, which was founded in 1985.

In January 2000, CCI Residential Services, Inc. ("CCIR") was formed. This entity, which is a wholly owned subsidiary of the Parent, expands on the residential services currently being provided by CCI, while CCI will focus on developing revenue streams from other services.

CCI, CCIR and their Parent (collectively, "we" "us" "our") provide telephone, cable television, long distance/interexchange, and public telephone service, mainly to customers who live in multi-tenant residential buildings. Our operations are located in Riverside, California and approximately 80% of our customers are California residents.

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Actual results could differ significantly from our estimates.

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the
"SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the
United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30,
2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of December 31, 2002 and for the years ended December 31, 2002 and 2001 contained in our Form SB-2.

________________________________________________________________________________

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS-COMPETITIVE COMPANIES, INC.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Revenues. Total revenues decreased $16,637, or 4.3%, to $372,762 for the second quarter of 2003 from $389,399 for the second quarter of 2002.

        Apartment Complexes, Telephone, Cable Television, and Internet Revenue.
        During the second quarter of 2002 and 2003, approximately 92.8% and 93.1%, respectively, of the total revenue for Competitive Companies was from revenue generated by CCI Residential Services to apartment complex customers. Revenue from apartment complex customers was derived principally from the sale of long distance and local telephone service and cable television service to apartment complex unit subscribers and consisted of:

                o the monthly recurring charge for basic telephone and/or cable television service;

                o usage based charges for local and long distance calls;

                o charges for services, such as call waiting and call forwarding;
                  and

                o to a lesser extent, non-recurring charges, such as charges for additional lines for an existing customers.

        In May 2002 we began installing high-speed Internet service at some of the apartment complexes we service.

Revenue from apartment complex customers decreased by $14,254 or 3.9% for the second quarter of 2003 compared to the second quarter 2002 which encompassed most of the $16,637 decrease in revenue. This decrease was due primarily to the decrease in revenue from telephone and cable television services we provide to apartment complexes. We have partially compensated for the competitive pricing from the special free long distance calling plans and free local calling minutes being offered by most wire and cellular telephone companies by reducing our prices for long distance services. Some apartment complex customers have continued to use their cellular telephones as their only telephone. With our initial price reductions and packages we have been able to slightly reduce the loss rate of our apartment complex telephone customers. In the second quarter of
2002 we had 2,095 apartment complex telephone customers compared to 1,947 in the second quarter of 2003. This is a reduction of 7.1% or 148 fewer telephone customers. Due to recent reductions in our long distance rates from our long distance providers, we have recently introduced some packages that include various numbers of long distance minutes and expect these packages will partially offset future losses of apartment complex telephone customers to cellular service. With the special offers being made by satellite dish television providers, some residents have decided to use those services. These have resulted in our serving approximately 5.4% or 37 fewer cable television customers as of the end of the second quarter of 2003 compared to the end of the second quarter 2002. Our introduction of high-speed Internet services and competitively priced telephone-cable television-high speed Internet package, and stabilization of apartment occupancy rates at 85-90%, have resulted in only a minor overall loss (0.6%) of our apartment complex customer base from 2,775 for the second quarter of 2002 to 2,759 for the second quarter of 2003. We believe that the apartment complexes will maintain current occupancy rates at least through the end of 2003 provided no major changes occur in the economy. We anticipate revenue may continue to be slightly reduced due to competitive telephone pricing, cellular service competition, and satellite television competition. However, we anticipate that most of the anticipated losses to other service providers will be offset by increases in the number of high-speed
Internet customers and promotional package customers. Our pricing for telephone service, cable television service, and high-speed Internet service is competitive with major providers, but provides a bundled package that is not available to our customers from any of our competitors. In order to significantly increase our customer base, we need to add contracts to service additional apartment complexes. Acquisition of new contracts with apartment owners for telephone, television, and high-speed internet services to their complexes is contingent on potential additional financing from as yet unidentified sources to acquire the required equipment. We would prefer financing be done through equity investment in order to minimize capital lease funding and their integral multi-year fixed terms and high interest rates.

        Business and Residential Telephone Revenue. Sales to business and residential customers under our status as a competitive local exchange carrier decreased by 8.6% ($2,383) compared to the second quarter of 2002 and provided
$25,337 (6.8%) of the total revenue for the second quarter of 2003 compared to
$27,720 (7.1%) for the second quarter 2002. Due to the low margins associated with re-sale of the major local exchange carrier services and higher bad debt associated with business and residential telephone customers compared to apartment complex customers, we postponed attempting to gain significant numbers of customers in this market. Many sales have been through conversions of more credit-worthy apartment complex customers who convert to our re-sale telephone service when they move out of the apartment complexes we service. In order to aggressively solicit for business and residential telephone customers and implement a program to possibly market through agents and charitable organizations, we have signed an agreement with the major local exchange carrier in our selected markets. This will increase our discount percentage by approximately 30% under the Unbundled Network Element-P (UNE-P) program. This program allows us to "rent" a portion of their switches in our serviced areas.
We have also negotiated a significantly reduced start up cost and signed an agreement with a contract provider to acquire interface services for this program until we can pay the approximately $100,000 for the software and commence processing directly with the switch providers. As part of this program, we have been able to sign an addendum to our agreement with our major long distance service wholesaler to reduce our long distance rates. In preparation for providing dial-up and high-speed Internet services as part of a bundled local and long distance telephone service and Internet service for our business and residential telephone customers, we have completed negotiations and signed agreements with two national Internet service providers. We have also signed an agreement with a wireless high-speed Internet provider in preparation to provide a comprehensive local, long distance, and high-speed Internet package to both business and residential customers in selected market areas. We anticipate we should start receiving discounts and carrier access billing related to the transition to the Unbundled Network Element-P program in the third or fourth quarter of 2003. This will provide us with a comprehensive package that should be attractive to agents with whom we have been discussing their selling our services. After analyzing the results of this program, we plan to commence sales in the fourth quarter 2003 through agents to residential and medium to small size businesses of both bundled and unbundled local and long distance telephone service and high-speed Internet service. We also intend to continue to offer telephone services to apartment complex customers to convert to our re-sale and
Unbundled Network Element-P telephone service when they move out of the apartment complexes we service.

        Gross Margin. Although revenue decreased by $16,637 (4.3%) from $389,399 for the second quarter of 2002 to $372,762 for the second quarter of 2003, gross profit increased by $2,120, or 5.9%, to $38,376 for the second quarter of 2003 from $36,256 for the second quarter of 2002. Overall gross margin as a percentage of total revenues increased to 10.3% for the second quarter of 2003 compared to 9.3% in the second quarter 2002. Since we have had good customer acceptance of our high-speed Internet service, we have been able to more than compensate for the impact of the lower telephone rates on our margin. By allocating our fixed expenses for the high-speed Internet equipment and line costs over more customers, we have improved our gross margin on this service.
The reduction in telephone rates was made to maintain competitiveness with other carriers and reduce customer losses to other wire-based and cellular carriers.
The gross margin for the second quarter of 2003 would have been better had we not lost approximately 3.2% of our apartment complex cable television customers
(at the end of the second quarter of 2003 compared to the end of the second quarter 2002) to satellite television providers or no television service. The fixed expense to service our cable television subscribers remained approximately the same, but had to be spread over slightly fewer customers, which impacted the overall gross margin. Gross margin on sales to non-apartment unit business and residential customers slightly decreased for the second quarter of 2003 compared to the second quarter of 2002. The margin for business and residential customers compared to the margin for apartment unit customers is significantly lower resulting in an overall lower gross margin, but produces increased revenue for
us. We were able to prevent additional reduction in gross margin related to the sales to business and residential customers by being able to assimilate these without additional customer service representatives, technical support, on-site technicians or management personnel. Although some increases in direct labor expenses for current employees did contribute to the increased expense and resultant lower gross margin. We believe that gross margin can be increased over the next year if we are able to obtain the Unbundled Network Element-P associated discounts, acquire additional systems and customers, and increase the number of customers serviced without a directly correlated increase in personnel.

        Other Operating Expenses. Other operating expenses decreased $13,309, or
11.4%, to $103,360 in the second quarter of 2003 from $116,669 in the same period in 2002. Increases in other operating expenses were experienced in interest expense ($153 or 1.6%), and occupancy and equipment ($1,214 or 10.3%).
The slight increase in interest expense is primarily associated with the addition of high-speed Internet equipment leases commenced during the third and fourth quarter of 2002. We anticipate that interest expense will increase if new equipment leases are added. The increase in occupancy and equipment was due primarily to the increased purchase of computers and additional high-speed
Internet equipment to accommodate additional customers compared to the same period in 2002. We anticipate occupancy and equipment expenses will increase as built-in facilities lease increases occur, as additional facilities are required, and as new equipment is added.

Decreases in other operating expenses were experienced in employee expenses
($905 or 1.4%), provision for bad debt ($2,158 or 23.3%), professional fees
($6,071 or 40.8%), and other expenses ($5,542 or 68.5%). The decrease in employee expenses was primarily due to reduced hours and labor cost associated with part time employees. We anticipate employee compensation and benefits will increase in the future as employee compensation increases, additional personnel are hired, as additional customers are added, and expenses are incurred as we grow. Our provision for bad debts during the second quarter of 2003 was approximately 1.9% of revenue compared to approximately 2.4% for the second quarter of 2002. This is well below the 4-6% normally experienced by the telephone service industry. The provision for bad debt is periodically adjusted to reflect our best estimate of bad debt for the period. As more non-apartment complex unit customers are added we anticipate that bad debt may increase. Since we control the last mile access for the apartments we have under contract, we can more readily control these customers' access to other carriers provided they remain tenants of the complex. If these current tenant customers have an unpaid account, we can refuse to allow access through our switch to other carriers.
Since we do not have control to this extent over business and residential customers or apartment unit customers that move off-site, we anticipate the bad debt related to these customers will be higher than it is for current apartment complex customers given the current and expected economic conditions. Financial audits and reviews are primarily responsible for the current professional fees.
Since these expenses are cyclical, they will fluctuate from quarter to quarter.
We anticipate increases in future professional fees associated with expenses related to our becoming a publicly traded company and on-going professional fees for auditing and legal services, if any, when they occur, and increases in stock based compensation incentives for employees and agents. In other expenses, an overall reduction of $5,542 (68.5%) in other expenses from the $8,088 for the second quarter of 2002 to the $2,546 for the second quarter of 2003 resulted from improvements in reducing expenses in other areas.

        Net Loss. As a result of the foregoing, the total net loss decreased by
$15,429 or 19.2% for the second quarter 2003 to $64,984, from a net loss of
$80,413 for the second quarter 2002. During 2002 we exercised our buyout rights on capital leases as they reached maturity which positively affected profitability and cash flow by reducing approximately $8,100 in monthly cash outlay associated with capital leases and notes payable. New, smaller, equipment leases originated in the third and fourth quarters of 2002 to purchase high-speed Internet equipment, partially offset the improvement in profitability and cash flow.

To acquire additional systems in the future, we may use a combination of:
(1) cash flow from operations, (2) additional capital leases and/or, (3) funding through as yet unidentified sources.

We believe that the increases in cash flow from additional non-apartment unit customers, increased high-speed Internet sales to apartment complex customers, additional revenue from carrier access billing under our status as an Unbundled
Network Element-Platform provider, and the results from on-going expense reduction actions, will be sufficient to maintain operational cash flow needs.
However, the anticipated positive cash flow will not be sufficient to grow the business and contract with apartment complex owners to install telephone switches, cable services, and high-speed Internet services for their apartment complexes. Although the apartment complexes require significant, initial capital investment, the gross margins, customer penetration, and bad debts are significantly better than the business and residential customer market.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

        Revenues. Total revenues decreased $35,595, or 4.5%, to $749,394 through the second quarter of 2003 from $784,989 through the second quarter of 2002.

        Apartment Complexes, Telephone, Cable Television, and Internet Revenue.
        Through the second quarter of 2002 and 2003, approximately 93.5% and 93.3%, respectively, of the total revenue for Competitive Companies was from revenue generated by CCI Residential Services to apartment complex customers. Revenue from apartment complex customers was derived principally from the sale of long distance and local telephone service and cable television service to apartment complex unit subscribers and consisted of:

                o the monthly recurring charge for basic telephone and/or cable television service;

                o usage based charges for local and long distance calls;

                o charges for services, such as call waiting and call forwarding;
                  and

                o to a lesser extent, non-recurring charges, such as charges for additional lines for an existing customers.

        In May 2002 we began installing high-speed Internet service at some of the apartment complexes we service.

Revenue from apartment complex customers decreased by $35,230 or 4.8% through the second quarter of 2003 compared to results through the second quarter 2002 which encompassed approximately 99% of the $35,595 decrease in revenue. This decrease was due primarily to the decrease in revenue from telephone and cable television services we provide to apartment complexes. We have partially compensated for the competitive pricing from the special free long distance calling plans and free local calling minutes being offered by most wire and cellular telephone companies by reducing our prices for long distance services.
Some apartment complex customers have continued to use their cellular telephones as their only telephone. With our initial price reductions and packages we have been able to slightly reduce the loss rate of our apartment complex telephone customers. At the end of the second quarter of 2002 we had 2,095 apartment complex telephone customers compared to 1,947 at the end of the second quarter of 2003. This is a reduction of 7.1% or 148 fewer telephone customers. Due to recent reductions in our long distance rates from our long distance providers, we have recently introduced some packages that include various numbers of long distance minutes and expect these packages will partially offset future losses of apartment complex telephone customers to cellular service. With the special offers being made by satellite dish television providers, some residents have decided to use those services. These have resulted in our serving approximately
5.4% or 37 fewer cable television customers as of the end of the second quarter of 2003 compared to the end of the second quarter 2002. Our introduction of high-speed Internet services and competitively priced telephone-cable television-high speed Internet package, and stabilization of apartment occupancy rates at 85-90%, have resulted in only a minor overall loss (0.6%) of our apartment complex customer base from 2,775 for the second quarter of 2002 to
2,759 for the second quarter of 2003. We believe that the apartment complexes will maintain current occupancy rates at least through the end of 2003 provided no major changes occur in the economy. We anticipate revenue may continue to be slightly reduced due to competitive telephone pricing, cellular service competition, and satellite television competition. However, we anticipate that most of the anticipated losses to other service providers will be offset by increases in the number of high-speed Internet customers and promotional package customers. Our pricing for telephone service, cable television service, and high-speed Internet service is competitive with major providers, but provides a bundled package that is not available to our customers from any of our competitors. In order to significantly increase our customer base, we need to add contracts to service additional apartment complexes. Acquisition of new contracts with apartment owners for telephone, television, and high-speed internet services to their complexes is contingent on potential additional financing from as yet unidentified sources to acquire the required equipment. We would prefer financing be done through equity investment in order to minimize capital lease funding and their integral multi-year fixed terms and high interest rates.

        Business and Residential Telephone Revenue. Through the second quarter of
2003, sales to business and residential customers under our status as a competitive local exchange carrier decreased by 0.7% ($365) compared to the results through the second quarter of 2002, and provided $50,366 (6.7%) of the total revenue through the second quarter of 2003 compared to $50,731 (6.5%)
through the second quarter 2002. Due to the low margins associated with re-sale of the major local exchange carrier services and higher bad debt associated with business and residential telephone customers compared to apartment complex customers, we postponed attempting to gain significant numbers of customers in this market. Many sales have been through conversions of more credit-worthy apartment complex customers who convert to our re-sale telephone service when they move out of the apartment complexes we service. In order to aggressively solicit for business and residential telephone customers and implement a program to possibly market through agents and charitable organizations, we have signed an agreement with the major local exchange carrier in our selected markets. This will increase our discount percentage by approximately 30% under the Unbundled
Network Element-P (UNE-P) program. This program allows us to "rent" a portion of their switches in our serviced areas. We have also negotiated a significantly reduced start up cost and signed an agreement with a contract provider to acquire interface services for this program until we can pay the approximately
$100,000 for the software and commence processing directly with the switch providers. As part of this program, we have been able to sign an addendum to our agreement with our major long distance service wholesaler to reduce our long distance rates. In preparation for providing dial-up and high-speed Internet services as part of a bundled local and long distance telephone service and
Internet service for our business and residential telephone customers, we have completed negotiations and signed agreements with two national Internet service providers. We have also signed an agreement with a wireless high-speed Internet provider in preparation to provide a comprehensive local, long distance, and high-speed Internet package to both business and residential customers in selected market areas. We anticipate we should start receiving discounts and carrier access billing related to the transition to the Unbundled Network

Element-P program in the third or fourth quarter of 2003. This will provide us with a comprehensive package that should be attractive to agents with whom we have been discussing their selling our services. After analyzing the results of this program, we plan to commence sales in the fourth quarter 2003 through agents to residential and medium to small size businesses of both bundled and unbundled local and long distance telephone service and high-speed Internet service. We also intend to continue to offer telephone services to apartment complex customers to convert to our re-sale and Unbundled Network Element-P telephone service when they move out of the apartment complexes we service.

        Gross Margin. Although revenue decreased by $35,595 (4.5%) from 784,989 through the second quarter of 2002 to $749,394 through the second quarter of
2003, gross profit increased by $3,459, or 4.0%, to $88,976 through the second quarter of 2003 from $85,517 through the second quarter of 2002. Overall gross margin as a percentage of total revenues increased to 11.9% through the second quarter of 2003 compared to 10.9% through the second quarter 2002. Since we have had good customer acceptance of our high-speed Internet service, we have been able to more than compensate for the impact of the lower telephone rates on our margin. By allocating our fixed expenses for the high-speed Internet equipment and line costs over more customers, we have improved our gross margin on this service. The reduction in telephone rates was made to maintain competitiveness with other carriers and reduce customer losses to other wire-based and cellular carriers. The gross margin for the second quarter of 2003 would have been better had we not lost approximately 3.2% of our apartment complex cable television customers (at the end of the second quarter of 2003 compared to the end of the second quarter 2002) to satellite television providers or no television service.
The fixed expense to service our cable television subscribers remained approximately the same, but had to be spread over slightly fewer customers, which impacted the overall gross margin. Gross margin on sales to non-apartment unit business and residential customers slightly decreased to $3,941 ($260 or
6.2%) through the second quarter of 2003 compared to $4,201 through the second quarter of 2002. The margin for business and residential customers compared to the margin for apartment unit customers is significantly lower resulting in an overall lower gross margin, but produces increased revenue for us. We were able to prevent additional reduction in gross margin related to the sales to business and residential customers by being able to assimilate these without additional customer service representatives, technical support, on-site technicians or management personnel. Although some increases in direct labor expenses for current employees did contribute to the increased expense and resultant lower gross margin. We believe that gross margin can be increased over the next year if we are able to obtain the Unbundled Network Element-P associated discounts, acquire additional systems and customers, and increase the number of customers serviced without a directly correlated increase in personnel.

        Other Operating Expenses. Other operating expenses decreased $41,167, or
16.2%, to $212,287 through the second quarter of 2003 from $253,454 through the same period in 2002. Increases in other operating expenses were experienced in provision for bad debt ($924 or 6.0%), and interest expense ($1,143 or 6.3%).
Our provision for bad debts through the second quarter of 2003 was approximately
2.2% of revenue compared to approximately 2.0% through the second quarter of
2002. This is well below the 4-6% normally experienced by the telephone service industry. The provision for bad debt is periodically adjusted to reflect our best estimate of bad debt for the period. As more non-apartment complex unit customers are added we anticipate that bad debt may increase. Since we control the last mile access for the apartments we have under contract, we can more readily control these customers' access to other carriers provided they remain tenants of the complex. If these current tenant customers have an unpaid account, we can refuse to allow access through our switch to other carriers.
Since we do not have control to this extent over business and residential customers or apartment unit customers that move off-site, we anticipate the bad debt related to these customers will be higher than it is for current apartment complex customers given the current and expected economic conditions. The slight increase in interest expense is primarily associated with the addition of high-speed Internet equipment leases commenced during the third and fourth quarter of 2002. We anticipate that interest expense will increase if new equipment leases are added. The increase in occupancy and equipment was due primarily to the increased purchase of computer and additional high-speed

Internet equipment to accommodate additional customers compared to the same period in 2002.

Decreases in other operating expenses were experienced in employee expenses
($2,297 or 1.9%), occupancy and equipment ($2,577 or 10.4%), professional fees
($5,485 or 33.2%), and other expenses ($32,875 or 60.0%). The decrease in employee expenses was primarily due to reduced hours and labor cost associated with part time employees. We anticipate employee compensation and benefits will increase in the future as employee compensation increases, additional personnel are hired, as additional customers are added, and expenses are incurred as we grow. The decrease in occupancy and equipment was due primarily to the decrease in purchase of equipment compared to the same two first quarters of 2002. We anticipate occupancy and equipment expenses will increase as built-in facilities lease increases occur, as additional facilities are required, and as new equipment is added. Financial audits and reviews are primarily responsible for the current professional fees. Since these expenses are cyclical, they will fluctuate from quarter to quarter. We anticipate increases in future professional fees associated with expenses related to our becoming a publicly traded company and on-going professional fees for auditing and legal services if any when they occur, and increases in stock based compensation incentives for employees and agents. In other expenses, an overall reduction of $32,875 (60.0%)
in other expenses from the $55,075 for the second quarter of 2002 to the $22,200 for the second quarter of 2003 resulted from improvements in reducing expenses in other areas.

        Net Loss. As a result of the foregoing, the total net loss decreased by
$44,626 or 26.6% through the second quarter 2003 to $123,311, from a net loss of
$167,937 through the second quarter 2002. During 2002 we exercised our buyout rights on capital leases as they reached maturity which positively affected profitability and cash flow by reducing approximately $8,100 in monthly cash outlay associated with capital leases and notes payable. New, smaller, equipment leases originated in the third and fourth quarters of 2002 to purchase high-speed Internet equipment, partially offset the improvement in profitability and cash flow.

To acquire additional systems in the future, we may use a combination of:
(1) cash flow from operations, (2) additional capital leases and/or, (3) funding through as yet unidentified sources.

We believe that the increases in cash flow from additional non-apartment unit customers, increased high-speed Internet sales to apartment complex customers, additional revenue from carrier access billing under our status as an Unbundled
Network Element-Platform provider, and the results from on-going expense reduction actions, will be sufficient to maintain operational cash flow needs.
However, the anticipated positive cash flow will not be sufficient to grow the business and contract with apartment complex owners to install telephone switches, cable services, and high-speed Internet services for their apartment complexes. Although the apartment complexes require significant, initial capital investment, the gross margins, customer penetration, and bad debts are significantly better than the business and residential customer market.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Cash received from operations was primarily from telephone and cable subscriber revenue generated by our telephone and cable TV service at apartment complexes.
Additional revenue was generated from residential and business telephone customers and high-speed Internet service to selected apartment complexes initiated in May 2002.

Net cash provided by operating activities for the six months ended June 30, 2003 totaled $28,585. This is a decrease of 38.0% over the $46,099 net cash provided by operating activities for June 30, 2002. This resulted from previously discussed lower subscriber numbers at apartment complexes, lower telephone rates to maintain competition with other telephone carriers, and purchases from operating cash of add-on high-speed Internet equipment.

No cash was provided by investing activities for the six months ended June 30,
2003 compared to $3,123 during the six months ended June 30, 2002.

Net cash used in financing activities for the six months ended June 30, 2003 totaled $12,362, a 49.0% reduction compared to the $24,234 for the same period in 2002. These were primarily for monthly payments on outstanding notes and capital leases. Buyouts for most of these leases occurred in 2002. Additional smaller leases were initiated in the last two quarters of 2002 in order to add high-speed Internet equipment. No proceeds from the issuance of common stock were received during either quarter. If we do not raise additional equity, we may use lease financing in the future as one method of adding new equipment and services to both existing and future customers.

Cash flow for the first six months of 2003 totaled $16,223 versus a cash flow of
$18,742 during the same period of 2002. Cash flow was decreased due to the
$17,514 (38.0%) decrease in cash provided by operations as discussed above, but was partially offset by reductions in cash used by financing activities. We believe that the cash flow from operations will improve during the remainder of
2003 due to previously implemented operation expense reductions and revenue increases associated with lower negotiated prices from our telephone vendors, increases in our customer base through addition of resale residential and business telephone customers and conversion of current customers to the
Unbundled Network Element-P program, and increase in high-speed Internet customers at the apartment complexes that we service.

We expect to incur additional expenses in 2003 as we upgrade our telephone systems, and provide high-speed Internet service to additional apartment complex customers. We expect to be able to pay for most of these expenses from cash flow and from minor capital leases. For future growth, additional financing from as yet unidentified sources and capital lease financing of telephone switching installations and cable television headend equipment will be needed over the next 18 months to meet our working capital needs related to our intended expansion.

We expect current cash flow and improvements in cash flow through some of our milestones to be able to support current operations during the next year and with the addition of minor capital leases fund some of our milestones.
Milestones that we have implemented to or we anticipate will improve cash flow and that have or can be accomplished without significant funding include:

        o Reduction of telephone vendor expenses through renegotiation of contracts and selection of other more cost effective vendors. These were completed as planned between January and February 2002 resulting in approximately $4,975 in reduced monthly expenses commencing between
          January and May 2002.
        o Increase in surcharge to apartment complex customers. The first increase was completed in December 2001 as planned and resulted in approximately $2,000 in increased revenue commencing in January 2002.
          The second increase was planned and completed in July 2002. This has increased revenue by approximately $1,300 per month. No additional increases are planned due to competitive pressures.
        o Improve television service to currently service apartment complex customers. By changing providers and equipment we improved picture quality and provide additional channels for viewing. Funds to purchase the equipment were from cash flow, sale of replaced equipment, and minor capital leases. An increase in monthly subscriber charges was done as planned in September 2002. We increased revenue by approximately $1,300 per month. Additional future increases may occur based on additions of channels for viewing.
        o Pay off capital leases. All matured capital leases have been paid off on schedule. Only one lease has not matured. This resulted in reducing expenses approximately $8,100 per month commencing in August 2002.
          (Four new minor leases were started in 2002 related to high-speed
          Internet equipment at apartment complexes.)
        o Provide high-speed Internet service to selected apartment complexes.
          Equipment was financed through small capital leases and installed commencing in March 2002 and completed on schedule in August 2002. The service was profitable within two months after the first installation and as of the end of the second quarter 2003 was providing approximately $3,200 per month in cash flow. As the customer base has grown, additional equipment has been purchased from cash flow.
        o Re-rate country rates to customers. By modifying rates charged for long distance from one rate for each country to rates for selected cities within each country, our long distance prices will be more competitive with other carriers who currently rate by city. Although we had planned to modify our software to accommodate this during the fourth quarter 2002, due to concentration on other more important milestones this has been rescheduled to third quarter 2003. We anticipate this should positively impact customer retention.
        o Subscribe to NECA collect call re-billing system. This allows us to increase our revenue for re-billing collect calls from other carriers through NECA services, and has improved revenue by approximately $150 per month commencing in January 2002. Expense for the interface software was covered by cash flow.
        o Implementation of Unbundled Network Element-Platform program in
          California using third party services. This allows us to reduce expenses for local telephone service from the major local exchange carrier by approximately 30%. Additionally, we will be able to collect carrier access charges from long distance carriers for calls to and from our customers. Negotiations and implementation has taken three months longer than anticipated. However, as of March 2003, all vendor agreements had been completed and the program has been implemented.
          Once all customers are converted to the system, this should result in approximately $10,000 per month increase in pre-tax profits commencing in the third or fourth quarter 2003.

FUTURE NEEDS

In order to finance our major expansion plans and accomplish the following milestones, we need approximately $15,000,000. Implementation of the following major plans would commence immediately upon receipt of the needed funds and take approximately 12 months to complete. Base on accomplishing these goals, we project an increase in sales of $7-8 million within the first year after receipt of funding. Based on these projections we expect to produce a pre-tax income of approximately $250,000 by the end of the first 12 months after receipt of funds and $2,000,000 for the second 12-month period. By selecting complexes based on our criteria and controlling expansion growth in both our apartment complex market, and business and residential services market, we anticipate we can increase profitability in subsequent years. The following are integral to our expansion plans and projections:

        o Installation of telephone, television, and high-speed Internet systems
          (wire and/or wireless) in apartment complexes or acquisition of already installed systems from other providers. We plan to add up to
          35 serviced apartment complexes to service approximately 8,000 more apartment customers within the first year of acquiring the funding.
          Funding required: approximately $12,250,000 would be used for equipment purchase, installation, and to cover initial 2-4 months of negative cash flow for each complex until penetration is sufficient to be profitable.

        o Addition of personnel to accommodate our growth. We intend to add personnel as growth occurs. Funding required: approximately $990,000.

        o Migration of Unbundled Network Element-Platform program to our system from third party service providers. We began implementing this program using third party services in December 2002 and anticipate full implementation for SBC areas during the third or fourth quarter 2003, at an initial non-recurring expense of approximately $15,000 and approximately $24,000 per year in recurring expenses to process our billing to long distance carriers for access charges to and from our customers. We anticipate that current cash flow together with resulting additional revenue will be able to accommodate these added expenses. Since the third party's charges are based on number of customers, as our customer base increases, the third party expenses will increase.

        o The Unbundled Network Element-Platform program allows us and other newer telephone companies to effectively "lease" part of the major telephone companies' switch platforms at 30% discounts off of tariffed rates. In addition, since we are "leasing" a portion of the switch, we will be able to collect from .55 cents to approximately 1.2 cents per minute from long distance carriers for both incoming and outgoing calls to and from our customers. We expect the added 30% discount in expense will allow us to implement an agent program in order to add approximately 5,000 business and residential telephone customers primarily through agents and an affinity program (charitable donation program), and add cellular telephone service to our available products for both apartment complex customers, and business and residential customers. We intend to use cash flow from operations to pay for the initial costs associated with activating our service in California with the major telephone companies' switch platforms. There are approximately 130 such switches throughout California. We intend to only activate those switches where we can project sufficient customers and revenue to produce positive cash flow within twelve months of activation. Initial cost to activate each switch is approximately
          $2,000. We intend to migrate the UNE-P program to our system and accomplish the billing in-house to long distance carriers when our customer base increases sufficiently to make it cost effective to purchase the software, and produce at least as much net profit as anticipated from using a third party. Currently, we have not entered into any negotiations and have no agreements to migrate this program to our in-house system. Funding required: approximately $106,000.

        o Pay off a current capital lease and notes. This will reduce monthly expenses by approximately $5,412 and retire high interest accounts.
          Funding required: approximately $288,450.

        o Upgrade current apartment complex telephone switching equipment.
          Upgrading our current switches will allow us to terminate long distance calls from other long distance carriers and under reciprocal agreements should reduce our outgoing long distance calling expenses which will reduce our cost of goods and allow us to offer lower rates to our customers and improve gross margin. Funding required:
          approximately $750,000.

        o Cash reserve for general working capital. Funding required:
          approximately $615,000.

Other than the operating cash flow and minor capital leases which are not anticipated to be available to fund the above major expansion plans, we have no sources of financing identified. Even if we identify sources for such financing:

        o Additional financing may not be available on commercially reasonable terms or available at all

        o Additional financing may result in dilution to existing and future equity holders; and

        o If we issue debt instruments, we will be subject to increased debt obligations that will impose a greater financial strain upon our operations.

If we do not secure the required funding from equity investment or additional financing, the major expansion planned milestones may not be achieved within the anticipated time period, if at all. We believe that the current level of operations being currently supported can be supported in the future by cash flow from the current level of operations. We believe that future plans will be achieved if we receive the necessary funding. If only partial funding is received, we will modify our expansion plan to add fewer apartment complexes based on the amount of funding received. Furthermore, in the event that the level of funding is less that we have anticipated, this may also result in fewer personnel being hired and reduction in sales revenue and anticipated profits.

CAUTIONARY STATEMENT

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by our officers or our agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the
Securities Act, as amended and Section 21E of the Securities Exchange Act of
1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management's
Discussion and Analysis or Results of Operations, and include statements regarding the intent, belief or current expectations us, our directors or our officers with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans and (iii) our future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability of us to successfully internally develop our products; (ii) any adverse effect or limitations caused by Governmental regulations; (iii) any adverse effect on our positive cash flow and abilities to obtain acceptable financing in connection with our growth plans; (iv) any increased competition in business; (v) any inability of us to successfully conduct our business in new markets; and (vi)
other risks including those identified in our filings with the Securities and
Exchange Commission. We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

Item 3. CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief
Executive Officer concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of
1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 2. Changes in Securities

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Securities Holders

NONE

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

        31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer,
             Larry Halstead

        31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer,
             David Kline II

        32.1 Section 1350 Certification, Larry Halstead

        32.2 Section 1350 Certification, David Kline II

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Competitive Companies, Inc.

                        By /s/ Larry Halstead

                        Larry Halstead, Chief Financial Officer

                        By /s/ David Kline II

                        David Kline II, Chief Executive Officer

Date: September 12, 2003

                                       19
Exhibit 31.1