Form 10QSB
period 2003-09-30
COMPETITIVE COMPANIES INC
filed 2003-11-19
CIK 1161706

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   FORM 10-QSB

     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

               For the quarterly period ended September 30, 2003.

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

                                 YES ( ) NO (x)

                           COMPETITIVE COMPANIES, INC.
                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION                                           Page

Item 1. Consolidated Financial Statements (unaudited)

   Consolidated Balance Sheet as of September 30, 2003                    3

   Consolidated Statements of Operations for the three and nine
    months ended September 30, 2003 and 2002                              4

   Consolidated Statements of Cash Flows for the nine months
    ended September 30, 2003 and 2002                                     5

   Notes to Consolidated Financial Statements                             6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations (including cautionary statement)                7

Item 3. Controls and Procedures                                           16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                 17

Item 2. Changes in Securities                                             17

Item 3. Defaults Upon Senior Securities                                   17

Item 4. Submission of Matters to a Vote of Securities Holders             17

Item 5. Other Information                                                 17

Item 6. Exhibits and Reports on Form 8-K                                  17

Signature                                                                 17

                  COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2003
                                   (Unaudited)
________________________________________________________________________________

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                 $      2,262
Receivables:
  Accounts, net of allowance for doubtful accounts
    of $91,761                                                 117,858
  Unbilled                                                      25,495
Prepaid expenses and other current assets                        4,300
  Total current assets                                         149,915

PROPERTY AND EQUIPMENT - NET                                   943,394

OTHER ASSETS:
Intangible contract revenue rights, net of accumulated
  amortization of $176,458                                     126,042
Employee receivable                                              9,470
Other                                                           62,155

TOTAL                                                     $  1,290,976
                                                          =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                          $     77,464
Current maturities of long-term debt and capital leases        281,703
Accrued and other liabilities                                   79,320
      Total current liabilities                                438,487

LONG-TERM DEBT AND CAPITAL LEASES (net of current
  maturities)                                                   86,157

       Total liabilities                                       524,644

STOCKHOLDERS' EQUITY:
Class A convertible preferred stock, $0.001 par value;
  10,000,000 shares authorized,  4,000,000 shares issued
  and outstanding with a liquidation value of $40,000            4,000
Class A common stock, $0.001 par value; 70,000,000
  shares authorized, 5,912,061 shares issued and
  outstanding                                                    5,912
Additional paid-in capital                                  19,701,161
Deficit                                                    (18,944,741)
     Total stockholders' equity                                766,332

TOTAL                                                     $  1,290,976
                                                          =============
________________________________________________________________________________

See condensed notes.

                  COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
__________________________________________________________________________________________________

                                             For the       For the        For the        For the
                                               Nine          Nine          Three          Three
                                              months        months         months         months
                                              ended         ended          ended          ended
                                            September      September     September      September
                                            30, 2003       30, 2002      30, 2003       30, 2002

REVENUES                                  $ 1,114,959    $ 1,204,089    $  365,565     $  419,100

COSTS OF REVENUES                           1,000,192      1,040,359       339,774        357,345

GROSS PROFIT                                  114,767        163,730        25,791         61,755

OTHER OPERATING EXPENSES:
  Employee compensation and benefits          195,041        181,733        73,584         62,926
  Provision for bad debts                      26,641         34,262        10,421         18,966
  Interest Expense                             35,560         23,221        16,385          5,189
  Occupancy and equipment                      33,355         36,346        11,170         11,584
  Professional fees                            11,050         25,014             -          8,479
  Other                                        38,958         89,852        16,757         13,372
     Total other operating expenses           340,605        390,428       128,317        120,516

NET LOSS                                  $  (225,838)   $  (226,698)   $ (102,526)    $  (58,761)
                                          ============   ============   ===========    ===========

NET LOSS PER SHARE:
Basic and diluted                         $     (0.04)   $     (0.04)   $    (0.02)    $    (0.01)
                                          ============   ============   ===========    ===========

Weighted  average number of shares
 outstanding - basic and diluted            5,912,061      5,912,061     5,912,061      5,912,061
                                          ============   ============   ===========    ===========
__________________________________________________________________________________________________

See condensed notes.

                  COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
____________________________________________________________________________________

                                                       For the Nine-  For the Nine-
                                                       Months Ended   Months Ended
                                                         September     September
                                                         30, 2003      30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                $(225,838)   $(226,698)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
   Depreciation and amortization                           220,569      222,755
   Provision for bad debts                                  26,641       34,262
   Loss on disposal of assets                                    -       33,093
  Changes in assets and liabilities, net:
   (Increase) decrease in receivables                       (7,109)      (4,106)
   Decrease (increase) in other assets                      (2,014)        (344)
   Decrease in due to bank                                       -      (16,227)
   Increase (decrease) in accounts payable                  (7,484)     (21,045)
   Increase in accrued and other liabilities                 5,436       14,069
NET CASH PROVIDED BY OPERATING ACTIVITIES                   10,201       35,759

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                            -      (10,062)
  Proceeds from sale of equipment                                -        6,940
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              -       (3,122)

CASH FLOWS FROM FINANCING ACTIVITIES-
  Repayments of long-term debt and capital leases          (11,329)     (17,966)

NET INCREASE IN CASH AND CASH EQUIVALENTS                   (1,128)      14,671

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               3,390            -

CASH AND EQUIVALENTS, END OF PERIOD                      $   2,262    $  14,671
                                                         ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                            $  35,560    $  23,221
                                                         ==========   ==========
Taxes paid                                               $       -    $       -
                                                         ==========   ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
ACTIVITIES -
Equipment leased under capital lease                     $       -    $  78,100
                                                         ==========   ==========

____________________________________________________________________________________

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

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the
"SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the
United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September
30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of December 31, 2002 and for the years ended December 31, 2002 and 2001 contained in our Form SB-2.

________________________________________________________________________________

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

RESULTS OF OPERATIONS-COMPETITIVE COMPANIES, INC.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER
30, 2002

        Revenues. Total revenues decreased $53,535, or 12.8%, to $365,565 for the third quarter of 2003 from $419,100 for the third quarter of 2002.

Apartment Complexes Telephone, Cable Television, and Internet Revenue. During
the third quarter of 2002 and 2003, approximately 93.1% and 93.3%, respectively, of the total revenue for Competitive Companies was from revenue generated by CCI
Residential Services to apartment complex customers. Revenue from apartment complex customers was derived principally from the sale of long distance and local telephone service, cable television service, and high-speed Internet service to apartment complex unit subscribers and consisted of:

        o the monthly recurring charge for basic telephone and/or cable television and/or high-speed Internet service;

        o usage based charges for local and long distance calls;

        o charges for services, such as call waiting and call forwarding; and

        o to a lesser extent, non-recurring charges, such as charges for additional lines for an existing customers.

Revenue from apartment complex customers decreased by $50,430 or 12.9% for the third quarter of 2003 compared to the third quarter 2002 which encompassed most of the decrease in revenue. This decrease was due primarily to the decrease in revenue from telephone and cable television services we provide to apartment complexes. We have partially compensated for the competitive pricing from the special free long distance calling plans and free local calling minutes being offered by most wire and cellular telephone companies by reducing our prices for long distance services. Some apartment complex customers have continued to use their cellular telephones as their only telephone. With our more aggressive telephone service pricing and package plans our customer base has only been slightly reduced by 3.9% from the third quarter of 2002 compared to the third quarter of 2003. With the special offers being made by satellite dish television providers, some residents have decided to use those services. These have resulted in our serving approximately 10.9% fewer cable television customers as of the end of the third quarter of 2003 compared to the end of the third quarter
2002. Our introduction of high-speed Internet services and competitively priced telephone-cable television-high speed Internet package, and stabilization of apartment occupancy rates at 85-90%, have offset most of the above reduction in customers resulted in an overall reduction of approximately 3.2% in customers from the third quarter of 2002 to the third quarter of 2003. We believe that the apartment complexes will maintain current occupancy rates at least through the end of 2003 provided no major changes occur in the economy. We anticipate revenue may continue to be slightly reduced due to competitive telephone pricing, cellular service competition, and satellite television competition.
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

        Business and Residential Telephone Revenue. Sales to business and residential customers under our status as a competitive local exchange carrier decreased by 11.0% ($3,105) compared to the third quarter of 2002 and provided
$25,143 (6.9%) of the total revenue for the third quarter of 2003 compared to
$28,248 (6.7%) for the third quarter 2002. Due to the low margins associated with re-sale of the major local exchange carrier services and higher bad debt associated with business and residential telephone customers compared to apartment complex customers, we postponed attempting to gain significant numbers of customers in this market. Most sales have been through conversions of more credit-worthy apartment complex customers who convert to our re-sale telephone service when they move out of the apartment complexes we service. In order to aggressively solicit for business and residential telephone customers and implement a program to possibly market through agents and charitable organizations, we have signed an agreement with the major local exchange carrier in our selected markets. This will increase our discount percentage by approximately 30% under the Unbundled Network Element-P (UNE-P) program. This program allows us to "rent" a portion of their switches in our serviced areas.
We have also negotiated a significantly reduced start up cost and signed an agreement with a contract provider to acquire interface services for this program until we can pay the approximately $100,000 for the software and commence processing directly with the switch providers. As part of this program, we have been able to sign an addendum to our agreement with our major long distance service wholesaler to reduce our long distance rates. In preparation for providing dial-up and high-speed Internet services as part of a bundled local and long distance telephone service and Internet service for our business and residential telephone customers, we have completed negotiations and signed agreements with two national Internet service providers. We have also signed an agreement with a wireless high-speed Internet provider in preparation to provide a comprehensive local, long distance, and high-speed Internet package to both business and residential customers in selected market areas. We anticipate we should start receiving discounts and carrier access billing related to the transition to the Unbundled Network Element-P program in the fourth quarter of
2003. This will provide us with a comprehensive package that should be attractive to agents with whom we have been discussing their selling our services. After analyzing the results of this program, we plan to commence sales in the fourth quarter 2003 through agents to residential and medium to small size businesses of both bundled and unbundled local and long distance telephone service and high-speed Internet service. We also intend to continue to offer telephone services to apartment complex customers to convert to our re-sale and
Unbundled Network Element-P telephone service when they move out of the apartment complexes we service.

        Gross Margin. Gross profit decreased by $35,964, or 58.2%, to $25,791 for the third quarter of 2003 from $61,755 for the third quarter of 2002. Overall gross margin as a percentage of total revenues decreased to 7.1% for the third quarter of 2003 compared to 14.7% in the third quarter 2002. This was due primarily to the initial costs associated with activating the Unbundled Network
Element-P program with the major local exchange carrier. The gross margin for the third quarter of 2003 would have been better had we not lost approximately
11% of our apartment complex cable television customers to satellite television providers or no television service. The fixed expense to service our cable television subscribers remained approximately the same, but had to be spread over slightly fewer customers, which impacted the overall gross margin. Gross margin on sales to non-apartment unit business and residential customers remained approximately the same at 8% for the third quarter of 2003 compared to the third quarter of 2002. The margin for business and residential customers compared to the margin for apartment unit customers is significantly lower resulting in an overall lower gross margin, but produces increased revenue for
us. We were able to prevent additional reduction in gross margin related to the sales to business and residential customers by being able to assimilate these without additional customer service representatives, technical support, on-site technicians or management personnel, although some increases in direct labor expenses for current employees did contribute to the increased expense and resultant lower gross margin. We believe that gross margin can be increased over the next year if we are able to obtain the Unbundled Network Element-P discounts, acquire additional systems and customers, and increase the number of customers serviced without a directly correlated increase in personnel.

        Other Operating Expenses. Other operating expenses increased $7,801, or
6.5%, to $128,317 in the third quarter of 2003 from $120,516 in the same period in 2002. Most of these expenses remained consistent with the slight increases in some partially offset by decreases in others.

        Net Loss. As a result of the foregoing, the total net loss increased by
$43,765 or 74.5% for the third quarter 2003 to $102,526, from a net loss of
$58,761 for the third quarter 2002.

We believe that the increases in cash flow from additional non-apartment unit customers, increased high-speed Internet sales to apartment complex customers, and cash flow from current operations will be sufficient to maintain operational cash flow needs. However, the anticipated positive cash flow will not be sufficient to grow the business and contract with apartment complex owners to install telephone switches, cable services, and high-speed Internet services for their apartment complexes. Although the apartment complexes require significant, initial capital investment; the gross margins, customer penetration, and bad debts are significantly better than the business and residential customer market.

To grow our business we will need to acquire additional systems, and to do so we may use a combination of: (1) cash flow from operations, (2) additional capital leases and/or, (3) funding through as yet unidentified sources.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
2002

        Revenues. Total revenues decreased $89,130, or 7.4%, to $1,114,959 through the third quarter of 2003 from $1,204,089 through the third quarter of 2002.

        Apartment Complexes, Telephone Cable Television, and Internet Revenue.
Through the third quarter of 2002 and 2003, approximately 93.1% and 93.3%, respectively, of the total revenue for Competitive Companies was from revenue generated by CCI Residential Services to apartment complex customers. Revenue from apartment complex customers was derived principally from the sale of long distance and local telephone service, cable television service, and high-speed
Internet service to apartment complex unit subscribers and consisted of:

        o the monthly recurring charge for basic telephone and/or cable television service;

        o usage based charges for local and long distance calls;

        o charges for services, such as call waiting and call forwarding; and

        o to a lesser extent, non-recurring charges, such as charges for additional lines for an existing customers.

Revenue from apartment complex customers decreased by $104,426 or 9.1% through the third quarter of 2003 compared to through the third quarter 2002 which encompassed all of the $89,130 decrease in revenue. This decrease was due primarily to the decrease in revenue from telephone and cable television services we provide to apartment complexes. We have partially compensated for the competitive pricing from the special free long distance calling plans and free local calling minutes being offered by most wire and cellular telephone companies by reducing our prices for long distance services. Some apartment complex customers have continued to use their cellular telephones as their only telephone. With our more aggressive telephone service pricing and package plans our customer base has only been slightly reduced by 3.9% through the third quarter of 2003 compared to the results through the third quarter of 2002. With the special offers being made by satellite dish television providers, some residents have decided to use those services. These have resulted in our serving approximately 10.9% fewer cable television customers as of the end of the third quarter of 2003 compared to the end of the third quarter 2002. Our introduction of high-speed Internet services and competitively priced telephone-cable television-high speed Internet package, and stabilization of apartment occupancy rates at 85-90%, have offset most of the above reduction in customers resulted in an overall reduction of approximately 3.2% in customers through the third quarter of 2003 compared to the results through the third quarter of 2002. We believe that the apartment complexes will maintain current occupancy rates at least through the end of 2003 provided no major changes occur in the economy. We anticipate revenue may continue to be slightly reduced due to competitive telephone pricing, cellular service competition, and satellite television competition. However, we anticipate that most of the anticipated losses to other service providers will be offset by increases in the number of high-speed
Internet customers and promotional package customers. Our pricing for telephone service, cable television service, and high-speed Internet service is competitive with major providers, but provides a bundled package that is not available to our customers from any of our competitors. In order to significantly increase our customer base, we need to add contracts to service additional apartment complexes. Acquisition of new contracts with apartment owners for telephone, television, and high-speed internet services to their complexes is contingent on potential additional financing from as yet unidentified sources to acquire the required equipment. We would prefer financing be done through equity investment in order to minimize capital lease funding and their integral multi-year fixed terms and high interest rates.

        Business and Residential Telephone Revenue. Sales to business and residential customers under our status as a competitive local exchange carrier increased by 25.4% ($15,296) compared to the results through the third quarter of 2002 and provided $75,509 (6.8%) of the total revenue through the third quarter of 2003 compared to $60,212 (5.0%) through the third quarter 2002. Due to the low margins associated with re-sale of the major local exchange carrier services and higher bad debt associated with business and residential telephone customers compared to apartment complex customers, we postponed attempting to gain significant numbers of customers in this market. Most sales have been through conversions of more credit-worthy apartment complex customers who convert to our re-sale telephone service when they move out of the apartment complexes we service. In order to aggressively solicit for business and residential telephone customers and implement a program to possibly market through agents and charitable organizations, we have signed an agreement with the major local exchange carrier in our selected markets. This will increase our discount percentage by approximately 30% under the Unbundled Network Element-P

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

        Gross Margin. Gross profit decreased by $48,963, or 29.9%, to $114,767 through the third quarter of 2003 from $163,730 through the third quarter of
2002. Overall gross margin as a percentage of total revenues decreased to 10.3%
through the third quarter of 2003 compared to 13.6% through the third quarter
2002. This was due primarily to the initial costs associated with activating the
Unbundled Network Element-P program with the major local exchange carrier. The gross margin through the third quarter of 2003 as compared against results through the third quarter of 2002 would have been better had we not lost approximately 11 % of our apartment complex cable television customers to satellite television providers or no television service. The fixed expense to service our cable television subscribers remained approximately the same, but they had to be spread over slightly fewer customers, which impacted the overall gross margin. Gross margin on sales to non-apartment unit business and residential customers remained approximately the same at 8% through the third quarter of 2003 compared to the results through the third quarter of 2002. The margin for business and residential customers compared to the margin for apartment unit customers is significantly lower resulting in an overall lower gross margin, but produces increased revenue for us. We were able to prevent additional reduction in gross margin related to the sales to business and residential customers by being able to assimilate these without additional customer service representatives, technical support, on-site technicians or management personnel, although some increases in direct labor expenses for current employees did contribute to the increased expense and resultant lower gross margin. We believe that gross margin can be increased over the next year if we are able to obtain the Unbundled Network Element-P discounts, acquire additional systems and customers, and increase the number of customers serviced without a directly correlated increase in personnel.

        Other Operating Expenses. Other operating expenses decreased $49,823, or
12.8%, to $340,605 through the third quarter of 2003 from $390,428 in the same period in 2002. Decrease in other operating expenses was consistent with the decrease in revenue.

        Net Loss. As a result of the foregoing, the total net loss increased by only $860 or 0.4% through the third quarter 2003 to $225,838, from a net loss of
$226,698 through the third quarter 2002.

We believe that the increases in cash flow from additional non-apartment unit customers, increased high-speed Internet sales to apartment complex customers, and cash flow from current operations will be sufficient to maintain operational cash flow needs. However, the anticipated positive cash flow will not be sufficient to grow the business and contract with apartment complex owners to install telephone switches, cable services, and high-speed Internet services for their apartment complexes. Although the apartment complexes require significant, initial capital investment, the gross margins, customer penetration, and bad debts are significantly better than the business and residential customer market.

To acquire additional systems, in the future we may use a combination of: (1)
cash flow from operations, (2) additional capital leases and/or, (3) funding through as yet unidentified sources.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
2002

Cash received from operations was primarily from telephone and cable subscriber revenue generated by our telephone and cable TV service at apartment complexes.
Additional revenue was generated from residential and business telephone customers and high-speed Internet service to selected apartment complexes initiated in May 2002.

Net cash provided by operating activities for the nine months ended September
30, 2003 totaled $10,201. This is a decrease of 71.5% over the $35,759 net cash provided by operating activities for September 30, 2002 resulting primarily from lower revenue and initial implementation costs of the Unbundled Network
Element-P program during the first nine months of 2003.

No cash was used in investing activities for the nine months ended September 30,
2003 compared to $3,122 during the nine months ended September 30, 2002.

Net cash used in financing activities for the nine months ended September 30,
2003 totaled $11,329, a 36.9% reduction compared to the $17,966 for the same period in 2002. These were primarily for monthly payments on outstanding notes and capital leases. Buyouts for most of these leases occurred in 2002.
Additional smaller leases were initiated in the last two quarters of 2002 in order to add high-speed Internet equipment. No proceeds from the issuance of common stock were received during either quarter. If we do not raise additional equity, we will use lease financing in the future as one method of adding new equipment and services to both existing and future customers.

Cash flow for the first nine months of 2003 totaled $2,262 versus a cash flow of
$14,671 during the same period of 2002. Cash flow was decreased primarily due to the $25,558 (71.5%) decrease in net cash provided by operations. We believe that the cash flow from operations will slightly improve during the remainder of 2003 due to anticipated additional revenue from the Unbundled Network Element-P program.

We expect to incur additional expenses during the last quarter of 2003 as we improve our systems at serviced apartment complexes. We expect to be able to pay for most of these expenses from cash flow and from minor capital leases. For future growth, additional financing from as yet unidentified sources and capital lease financing of telephone switching installations and cable television headend equipment will be needed over the next 18 months to meet our working capital needs related to our intended expansion.

We expect current cash flow and improvements in cash flow through some of our milestones to be able to support current operations during the next year and with the addition of minor capital leases fund some of our milestones. Current milestones that we anticipate will improve cash flow and that have or can be accomplished without significant funding include:

        o Improve television service to currently service apartment complex customers. By changing providers and equipment we improved picture quality and provide additional channels for viewing. Funds to purchase the equipment were from cash flow, sale of replaced equipment, and minor capital leases. An increase in monthly subscriber charges is anticipated during the first two quarters of 2004.

        o Provide high-speed Internet service to selected apartment complexes.
          Equipment was financed through small capital leases and installed commencing in March 2002 and completed on schedule in August 2002. The service was profitable within two months after the first installation and as of the end of the first quarter 2003 was providing
          approximately $3,000 per month in cash flow. Cash flow has been and it is anticipated will continue to be used to purchase additional equipment to service new customers throughout 2003 and 2004.

        o Re-rate country rates to customers. Long distance rates have been modified for each country to rates for selected cities within each country to make our long distance prices more competitive with other carriers who currently rate by city. We anticipate this should positively impact customer retention.

        o Implementation of Unbundled Network Element-Platform program in
          California using third party services. This allows us to reduce expenses for local telephone service from the major local exchange carrier by approximately 30%. Additionally, we will be able to collect carrier access charges from long distance carriers for calls to and from our customers. As of the third quarter 2003, all customers have been converted to the system, this should result in approximately
          $10,000 per month increase in pre-tax profits commencing during the fourth quarter 2003.

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
          approximately $12,250,000 would be used for acquisitions, equipment purchase, installation, and to cover initial 2-4 months of negative cash flow for each complex until penetration is sufficient to be profitable.

        o Addition of personnel to accommodate our growth. We intend to add personnel as growth occurs. Funding required: approximately $990,000.

        o Activation of Unbundled Network Element-Platform program using third party service providers. We began implementing this program using third party services in December 2002 and completed implementation for
          SBC areas in California during the third quarter 2003, at an initial non-recurring expense of approximately $15,000 and approximately
          $24,000 per year in recurring expenses to process our billing to long distance carriers for access charges to and from our customers. We anticipate that current cash flow together with resulting additional revenue will be able to accommodate these added expenses. Since the third party's charges are based on number of customers, as our customer base increases, the third party expenses will increase.

        o The Unbundled Network Element-Platform program allows us and other newer telephone companies to effectively "lease" part of the major telephone companies' switch platforms at 30% discounts off of tariffed rates. In addition, since we are "leasing" a portion of the switch, we will be able to collect from .55 cents to approximately 1.3 cents per minute from long distance carriers for both incoming and outgoing calls to and from our customers. We expect the added 30% discount in expense will allow us to implement an agent program in order to add approximately 5,000 business and residential telephone customers primarily through agents and an affinity program (charitable donation program), and add cellular telephone service to our available products for both apartment complex customers, and business and residential customers. We intend to migrate the UNE-P program to our system and accomplish the billing in-house to long distance carriers when our customer base increases sufficiently to make it cost effective to purchase the software, and produce at least as much net profit as anticipated from using a third party. Currently, we have not entered into any negotiations and have no agreements to migrate this program to our in-house system. Funding required: approximately $106,000.

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

CAUTIONARY STATEMENT

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by our officers or our agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the
Securities Act, as amended and Section 21E of the Securities Exchange Act of
1934.. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management's
Discussion and Analysis or Results of Operations, and include statements regarding the intent, belief or current expectations us, our directors or our officers with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans and (iii) our future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability of us to successfully internally develop our products; (ii) any adverse effect or limitations caused by Governmental regulations; (iii) any adverse effect on our positive cash flow and abilities to obtain acceptable financing in connection with our growth plans; (iv) any increased competition in business; (v) any inability of us to successfully conduct our business in new markets; and (vi)
other risks including those identified in our filings with the Securities and
Exchange Commission. We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

Item 3. CONTROLS AND PROCEDURES

The Corporation maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities
Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Corporation's Chief Executive Officer and Chief Financial
Officer evaluated the effectiveness of the Corporation's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Corporation's Chief Executive Officer and Chief
Financial Officer concluded that the Corporation's disclosure controls and procedures are effective as of the end of the period covered by this report.
There were no changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the
Corporation's internal control over financial reporting.

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

Date: November 19, 2003

