Form 10KSB
period 2003-12-31
COMPETITIVE COMPANIES INC
filed 2004-10-05
CIK 1161706

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2003

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to ________

                        Commission file number: 333-76630

                           Competitive Companies, Inc.
                 (Name of small business issuer in our charter)

             Nevada                         7389                     65-1146821
(State or other jurisdiction of   (Primary Standard Industrial    (I.R.S. Employer
 incorporation or organization)    Classification Code Number)  Identification Number)

3751 Merced Drive, Suite A Riverside, CA                         92503
(Address of principal executive offices)                      (Zip Code)

        Registrant's telephone number, including area code: 909.687.6100

                 3751 Merced Drive, Suite A Riverside, CA 92503
(Address of principal place of business or intended principal place of business)

                        Corporate Creations Network, Inc
             8275 South Eastern Avenue, Suite 200 Las Vegas NV 89123
                                 1.305.672.0686
            (Name, address and telephone number of agent for service)

Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Act:
Common stock, par value $.001 per share

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes [] No [X]

        Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        State issuer's revenues for its most recent fiscal year: $1,455,793

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in
Rule 12b-2 of the Exchange Act.) Not applicable, stock does not trade

        Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

     ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

        Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ]
No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of June 30 2004 there were
5,912,061 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

        If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to
Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

        No documents are incorporated by reference into this Annual Report on Form
10-KSB.

        Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

Item 8. Changes In and Disagreements With Accountants on Accounting
        and Financial Disclosure...........................................41
Item 8A. Controls and Procedures...........................................41
PART III...................................................................41
Item 9. Directors, Executive Officers, Promoters and Control Persons;

Part I

Item 1. Description of Business.

Competitive Companies, Inc. is the name of the company formed in October 2001 solely to facilitate a December 2001 reorganization which included an acquisition of the assets of Huntington Telecommunications Partners, LP, a
California limited partnership and a merger with a company formerly known as
Competitive Companies, Inc. - now known as Competitive Companies Holdings, Inc., a Nevada corporation originally formed March 1998.

As a result of the reorganization, Competitive Companies owns the assets of
Huntington Partners and has as a wholly owned subsidiary Competitive Holdings.
Competitive Holdings has two wholly owned subsidiaries:

        o Competitive Communications, Inc. which was incorporated under the laws of the state of California in February 1996.
        o CCI Residential Services, Inc. which was incorporated under the laws of the state of California in January 2000.

We provide telecommunications services primarily to residents of apartment complexes, and other users, including business and residential, in primary and secondary metropolitan areas in California, Alabama, and Mississippi. We offer a set of telecommunications products and services including:

        o Local telephone services
        o Domestic and international long distance services
        o Enhanced voice, data and internet services

In addition, we have developed our own billing and back office systems we call
Hartline that enables us to enter, schedule and track a customer's order from the point of sale to the installation and testing of service. Apartment complex customers are serviced completely by our proprietary Hartline system.

We generally price our services at a discount of 5% to 10% below the prices charged by the traditional local phone companies.

As of June 30, 2004, we were operational in 10 apartment complexes in
California, Mississippi, and Alabama using 8 of our own telephone switches.

Recent developments in our industry, such as court decisions concerning access fees, increase use of cell phones by apartment dwellers and the like, have caused us to reevaluate our business plan.

We are currently exploring various options, including the growth of the company through restructuring the core business, which could involve merger, acquisition, or spin-off with telecommunications or other companies. Although we have engaged in preliminary discussions concerning these matters, we have no formal, binding commitments or agreements concerning a restructure in place at this time. However, we would hope that after our securities start trading, we can move forward quickly on this matter. Further, our founder's family has indicated a willingness to work with us on this restructure in a way that would maximize shareholder value. Again, we have no formal, binding agreement in place concerning this matter. At the present time, we believe this is the most likely scenario.

We also believe securing a qualification for quotation of our securities is necessary to implement our future business plans, regardless of the price at which our stock trades or the resulting dilution due to issuance of additional shares required under the terms of our preferred stock.

Subsidiaries

Unlike many of our competitors, we operate with both a regulated and non-regulated company. One of our subsidiaries, Competitive Communications,
Inc., is regulated and our other subsidiary CCI Residential Services, Inc. is unregulated.

Under the Telecommunications Act of 1996, our regulated subsidiary, Competitive
Communications, can receive significantly discounted prices from the existing or traditional local phone companies and long distance carriers, thereby reducing our costs compared to the prices we would have to pay without having this status. As a regulated telecommunications provider Competitive Communications is required to negotiate agreements for services from the local exchange carrier, to file telephone rate tariffs with state public utilities commissions, and is subject to the state public utilities commission rules regarding telecommunications carriers. The tariff filing and update requirements and compliance with commission rules require significant amount of time and cost in order to ensure compliance with filing and commission rules. Currently
Competitive Communications is a regulated carrier in California and Mississippi.

Our other subsidiary, CCI Residential Services, operating under shared tenant services provisions within each state, is a non-regulated company and is not required to file tariffs with state public utilities commissions and does not have to comply with commission rules regarding local exchange carriers. CCI
Residential Services can sign individual agreements with property owners allowing for payments to the property owner of a portion of the revenue CCI
Residential receives from the apartment complex residents on the owner's property, and legally avoid the more onerous rate filing requirements of its regulated subsidiary and other regulated carriers. As a shared tenant service provider CCI Residential Services is required by each state's public utilities commission to provide regulated carriers with equal access to the apartment complexes it services. CCI Residential Services accounts for approximately 93%
of our revenue through an oral agreement whereby we sell services from
Competitive Communications, our regulated subsidiary, through our unregulated subsidiary CCI Residential Services.

The remaining 7% of Competitive Companies' revenue was from direct sales to other residential and business customers. We anticipate that Competitive
Communications direct sales percentage will increase in the future as we increase our residential and business customer base and move from a re-seller of the local telephone carriers' services to sharing a portion of the local telephone carriers' switches. This move will significantly reduce our costs from the local telephone carrier.

Services

Competitive Communications

Competitive Communications offers the following services in most of its markets:

        o Local and long distance services to business and non-apartment complex residential customers

        o Calling cards to business and non-apartment complex residential customers

        o Local area network connection

        o Resale of traditional phone company services

To offer these services, Competitive Communications generally must secure certification from a state regulator and typically must file rates or price lists for the services that it will offer. The certification process varies from state to state; however, the fundamental requirements are largely the same.
State regulators require new entrants to demonstrate that they have secured adequate financial resources to establish and maintain good customer service.
New entrants must show that they possess the knowledge and ability required to establish and operate a telecommunications network. We believe we currently have all necessary agreements in place.

Services are sold as bundled or unbundled depending on the customer's preference. Presently services are sold directly by Competitive Communications to business and residential customers. Competitive Communications also sells services to CCI Residential Services which then sells these services to apartment residents under shared tenant services provisions. Under shared tenant services provisions, CCI Residential Services is not required by the state public utilities commissions to file tariffs, thus reducing the expenses associated with tariff filing and other regulatory requirements. Most
Competitive Communications direct sales to business and residential customers result from direct solicitation, yellow pages advertising, referrals from other customers, and conversion of customers who leave apartment complexes serviced by
CCI Residential Services. In the future, we plan to add commissioned sales agents to target small to medium size businesses and residential customers.
Initially, we plan to add these agents in California then subsequently in other western states as we become an authorized local exchange carrier in those states. We anticipate that the small to medium size businesses will provide better gross margins than the residential market since the business customers normally make more long distance calls, create less bad debt than residential customers, and are more apt to subscribe to high speed Internet services that we offer. Presently approximately 93% of Competitive Communications sales is to CCI
Residential Services, and the remaining 7% is from direct sales of telephone and
Internet services to residential and business customers. Presently all of
Competitive Communications direct sales business is from telephone service to residential and business customers and less than 1% from other sources.

CCI Residential Services

CCI Residential Services provide the following products and services:

        o Local and long distance services to apartment complex customers

        o Calling cards to apartment complex customers

        o Cable/satellite television services to apartment complex customers

        o Wake-up call service

        o Music on hold

To offer these services to apartment complex customers, CCI Residential Services must sign a contract with the apartment owner. These are multi-year contracts normally range from 5 to 20 years. They provide for the owner to share in a percentage of the revenue we receive from servicing the complex. The percentage received may vary for 0% to 11%, based on the total revenue received, the types of services provided, the term of the contract and other negotiated factors. If the complex is being built, CCI Residential must plan for, have approved, and install underground cabling. If the complex is already built, it must survey the cabling needs and negotiate the use of the cable with the owner. It must secure state approval to conduct business in the state, establish service from
Competitive Communications if available or with the traditional local phone companies until Competitive Communications is certified.

Services are sold by CCI Residential Services as bundled or unbundled depending on the customer's preference. Competitive Communications sells unbundled telephone, cable television, and Internet services to CCI Residential Services at or marginally above Competitive Communications' cost. CCI Residential
Services then sells these services to apartment complex customers at competitive market prices. By having all outside service agreements under Competitive
Communications, we are able and will be able in the future to negotiate better terms and discounts based on the combined volume of Competitive Communications'
and CCI Residential Services' customer base. When tenants move into an apartment complex serviced by us, the leasing agent informs them that the complex has a private telephone service provider and a private cable television provider (in those locations where we provide the cable television service). The tenant must contact us in order to activate their telephone and cable television service. If the tenant prefers to receive service from the local telephone company instead of us, they may do so. However, their telephone line must be cross-connected from us to the local telephone company. This may take the telephone company from a few days to two weeks to accomplish and cost the tenant for the work. If the tenant selects our service, in most cases we can activate their telephone service while they are still on the line. On an average more than 68% of the tenants decide to use our telephone service. Those who do not use our telephone service can select a local carrier, use their cell phones only or do not have telephone service. Over 79% of tenants use our cable television service at those complexes where we offer the service. Those who do not use our services either use satellite television dishes for service or do not have television service.
Approximately 17% of tenants use our DSL internet service. Presently, approximately 71% of CCI Residential Services' revenue is from telephone related service, approximately 22% is from cable television service, and approximately
7% is from Internet service to tenants of apartment complexes. serviced by the company. We anticipate the percentage of Internet services will increase in the future as we expand our internet service offering to additional complexes that we service and penetration increases.

As CCI Residential Services purchases its services from Competitive
Communications, CCI Residential Services does not need or have the same connection services agreements as Competitive Communications.

Local Telephone Services

Both subsidiaries offer local telephone services, including local telephone calls as well as other features such as:

        o Call forwarding

        o Call waiting

        o Dial back

        o Caller ID

        o Speed dialing

        o Calling cards

        o Three way calling

        o E-911

        o Voice mail

Competitive Communications has negotiated agreements with the major local telephone carrier in each of its markets to provide discounted telephone service. In California, as a competitive local exchange carrier Competitive

Communications has signed an agreement with both SBC and Verizon as a re-seller of services. Under the Telecom Act, this gives us additional discounts over previous rates. We plan to sign an agreement with both SBC and Verizon to lease portions of their switches which will approximately double the discounts over the current rates.

Long Distance Services

We offer a full range of domestic and international long distance services.
These services include "1+" outbound calling, inbound toll free service, and such services as calling cards, operator assistance, and conference calling.

Competitive Communications has negotiated an agreement with Qwest Communications for volume discounts for long distance re-sale. Prior to signing with Qwest we had previous long distance service providers that were more expensive than Qwest and provided very poor service. Periodically we review proposals from other long distance providers to ensure that its is receiving the best possible rates.
Should we find better rates with comparable service, we would either request revision of the Qwest agreement or select the more cost effective provider and transition to the new provider.

Internet Services

We offer dial-up Internet access services via conventional modem connections.
Commencing in May 2002 we began installing and offering high speed Internet service to selected apartment complex customers. After accepting bids from five other carriers, based on price and service quality, Qwest was selected as carrier to provide our Internet service telephone lines at selected apartment complexes that we service. Since Qwest does not provide ubiquitous dial-up and high-speed internet service in our business and residential market areas, we also have Internet re-sale agreements with Covad Communications and digzip.com that cover most of our selected business and residential markets.

Regulated and Non-Regulated Status

Unlike many of our competitors, we operate with both a regulated and non-regulated business. One of our subsidiaries, Competitive Communications,
Inc., is regulated and our other subsidiary CCI Residential Services, Inc. is unregulated.

Under the Telecommunications Act of 1996, our regulated subsidiary, Competitive
Communications, can receive significantly discounted prices from the existing or traditional local phone companies and long distance carriers, thereby reducing our costs compared to the prices we would have to pay without having this status. As a regulated telecommunications provider Competitive Communications is required to negotiate agreements for services from the local exchange carrier, to file telephone rate tariffs with state public utilities commissions, and is subject to the state public utilities commission rules regarding telecommunications carriers. The tariff filing and update requirements and compliance with commission rules require significant amount of time and cost in order to ensure compliance with filing and commission rules. Currently
Competitive Communications is a regulated carrier in California and Mississippi.

Our other subsidiary, CCI Residential Services, operating under shared tenant services provisions within each state, is a non-regulated company and is not required to file tariffs with state public utilities commissions and does not have to comply with commission rules regarding local exchange carriers. CCI
Residential Services can sign individual agreements with property owners allowing for payments to the property owner of a portion of the revenue CCI
Residential receives from the apartment complex residents on the owner's property, and legally avoid the more onerous rate filing requirements of its regulated subsidiary and other regulated carriers. As a shared tenant service provider CCI Residential Services is required by each state's public utilities commission to provide regulated carriers with equal access to the apartment complexes it services. CCI Residential Services accounts for approximately 93%
of Competitive Holdings' revenue.

Competitive Communications buys or leases telephone-switching equipment and leases transmission capacity from other carriers and then provides telecommunications services to our non-regulated subsidiary, CCI Residential
Services, which in turn provides these services to residents of apartment complexes. Competitive Communications also directly offers these services to other residential and business customers. During 2003, Competitive

Communications accounted for approximately 7% of Competitive Holdings' revenue.
We anticipate that this percentage will increase in the future as we increase our residential and business customer base and move from a re-seller of the local telephone carriers services to sharing a portion of the local telephone carriers switches.

Hartline Billing and Automated Back Office System

Our Hartline system enters, schedules, provisions, and tracks a customer's order from the point of sale to the installation and testing of service. It also interfaces with trouble management, inventory, billing, collection and customer service systems.

For our apartment complex customers, our processes are automated. For our non-apartment complex customers, we intend to automate most of the processes involved in switching a customer to our networks. Our goal is to accelerate the time between customer order and service installation, reduce overhead costs and provide exceptional customer service. To achieve this goal, we are continuing to develop and enhance our Hartline system to support the growth of our operations into the non-apartment complex markets.

Regulation

Our telecommunications services business is subject to federal, state and local regulation.

Federal Regulation

The FCC regulates interstate and international telecommunications services, including the use of local telephone facilities to originate and end interstate and international calls. We operate under the 1996 Telecommunications Act, that allows any entity to enter any telecommunications market, subject to reasonable state regulation of safety, quality and consumer protection.

With respect to our domestic service offerings, Competitive Communications, Inc.
has filed rates with the FCC stating the rates, terms and conditions for our interstate services. Our rates are generally not subject to pre-effective review by the FCC, and can be amended on one day's notice. Our interstate services are provided in competition with the traditional local phone, regional and national companies. With limited exceptions, the current policy of the FCC for most interstate access services dictates that traditional local phone companies charge all customers the same price for the same service. Thus, the traditional local phone companies generally cannot lower prices to those customers likely to contract for their services without lowering charges for the same service to all customers in the same geographic area, including those whose telecommunications requirements would not justify the use of such lower prices. The FCC may, however, alleviate this constraint on the traditional local phone companies and permit them to offer special rate packages to very large customers, as we have done in a few cases, or permit other forms of rate flexibility. The FCC has adopted some proposals that significantly lessen the regulation of traditional local phone companies that are subject to competition in their service areas and provide such traditional local phone companies with additional flexibility in pricing their interstate switched and special access on a central office specific basis; and is considering expanding such flexibility.

Under authority granted by the FCC, we will resell the international telecommunications services of other common carriers between the United States and international points. In connection with such authority, our subsidiary,
Competitive Communications, Inc., has filed rates with the FCC stating the rates, terms and conditions for our international services.

State Regulation

State regulatory agencies have regulatory jurisdiction when our facilities and services are used to provide intrastate services. A portion of our current traffic may be classified as intrastate and therefore subject to state regulation. We expect to offer more intrastate services as our business and product lines expand and state regulations are modified to allow increased local services competition. For other than shared tenant services, in order to provide intrastate services, we generally must obtain a certificate of public convenience and necessity from the state regulatory agency and comply with state requirements for telecommunications utilities, including state rate requirements.

Similar to the FCC, state agencies require us to file periodic reports, pay various fees and assessments, and comply with rules governing quality of service, consumer protection, and similar issues. Although the specific requirements vary from state to state, they tend to be more detailed than the
FCC's regulation because of the strong public interest in the quality of basic local exchange service. We intend to comply with all applicable state regulations, and as a general matter do not expect that these requirements of industry-wide applicability will harm our business. However, new regulatory burdens in a particular state may affect the profitability of our services in that state.

Local Regulation

Our networks are subject to numerous local regulations such as building codes and licensing. Such regulations vary on a city-by-city and county-by-county basis. If we decide in the future to install our own fiber optic transmission facilities, we will need to obtain rights-of-way over private and publicly owned land. Such rights-of-way may not be available to us on economically reasonable or advantageous terms.

Competition

The telecommunications industry is highly competitive. We believe that the principal competitive factors affecting our business will be pricing levels and clear pricing policies, customer service, and to a lesser extent the variety of services offered. Our ability to compete effectively will depend upon our continued ability to maintain high quality, market-driven services at prices generally equal to or below those charged by our competitors. To maintain our competitive posture, we believe that we must be in a position to reduce our prices in order to meet reductions in rates, if any, by others. Any such reductions could reduce our revenues. Many of our current and potential competitors have financial, personnel and other resources, including brand name recognition, substantially greater than those, as well as other competitive advantages over us.

We compete principally with the traditional local phone companies serving that area, such as SBC, BellSouth or Southwestern Bell. We believe the regional Bell operating companies' primary agenda is to be able to offer long distance service in their service territories.

As a recent entrant in the integrated telecommunications services industry, we have not achieved and do not expect to achieve a significant market share for any of our services. Recent regulatory initiatives allow newer local phone companies such as our subsidiary, Competitive Communications, to connect with traditional local phone companies facilities. Although this provides increased business opportunities for us, such connection opportunities have been and likely will continue to be accompanied by increased pricing flexibility for and relaxation of regulatory oversight of the traditional local phone companies.

Traditional local phone companies have long-standing relationships with regulatory authorities at the federal and state levels. While recent FCC administrative decisions and initiatives provide increased business opportunities to telecommunications providers such as us, they provide the traditional local phone companies with increased pricing flexibility for their private line and special access and switched access services.

Data/Internet Service Providers

The Internet services market is highly competitive, and we expect that competition will continue to intensify. Our competitors in this market will include other Internet service providers, other telecommunications companies, online services providers and Internet software providers. Many of these competitors have greater financial, technological and marketing resources than those available to us.

Employees

As of June 30, 2004, we As of June 30, 2004, we had 5 full-time staff of which 2 are management, 2 are technical and 1 is administrative, and we have 2 part-time employees. None of our employees are represented by a collective bargaining agreement. We believe that we enjoy good relationships with our employees.

RISK FACTORS

We have incurred losses since inception, considered on a pro forma basis after our recent reorganization, and may incur future losses. We are in default on major debt obligations. Our poor financial condition raises substantial doubt about our ability to continue as a going concern. You will be unable to determine whether we will ever become profitable which subjects you to the risk of loss on your investment.

As of December 31, 2003, we had a consolidated stockholders' deficit of $(132,096).
As of December 31, 2003, we only had $2,307 in current cash available to finance our operations.

In addition we are in default on a $207,450 note payable to GST due April 28,
2004. The note is secured by the telecommunications equipment purchased with the proceeds from the note. We are also in default on a note payable to Frontier
Communications Services, Inc., bearing interest at 10% and requiring monthly principal and interest payments of $3,000. Frontier is currently in bankruptcy and the new creditor has not yet been assigned. This note was originally due on
March 15, 2003, however due to the aforementioned, the required monthly payments have not been made since December 31, 2002. The note is secured by the telecommunications equipment purchased with the proceeds from the note.

We anticipate that we will be able to generate sufficient operating cash flow to finance continued operations during the next 12 months, excluding debt payments.

Our ability to continue as a going concern is dependent on our ability to raise funds to finance ongoing operations and repay debt; however we may not be able to raise sufficient funds to do so. Our independent auditors have indicated that there is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition has led us to revise our business plan. Because of these factors, an investor cannot determine if we will remain profitable.

In connection with issuance of additional shares of common stock under the terms of our preferred stock and our anticipated reorganization and potential related dilution, the value of your investment may be reduced.

Recent developments in our industry, such as court decisions concerning access fees, increase use of cell phones by apartment dwellers and the like, have caused us to reevaluate our business plan.

We are currently exploring various options, including the growth of the company through restructuring the core business, which could involve merger, acquisition, or spin-off with telecommunications or other companies. Although we have engaged in preliminary discussions concerning these matters, we have no formal, binding commitments or agreements concerning a restructure in place at this time. However, we would hope that after our securities start trading, we can move forward quickly on this matter. Further, our founder's family has indicated a willingness to work with us on this restructure in a way that would maximize shareholder value.

Again, we have no formal, binding agreement in place concerning this matter. At the present time, we believe this is the most likely scenario.

We also believe securing a qualification for quotation of our securities is necessary to implement our future business plans, regardless of the price at which our stock trades or the resulting dilution due to issuance of additional shares required under the terms of our preferred stock.

This dilution or other dilution incurred in connection with the reorganization may reduce the value of your investment.

We may not be able to provide our products and services if we do not connect or continue to connect with the traditional carriers, our primary competitors.

Traditional carriers are established providers of local telephone services to all or virtually all telephone subscribers within their respective service areas. Many competitive carriers, including us, have experienced difficulties in working with the traditional carriers with respect to initiating, connecting, and implementing the systems used by these competitive carriers to order and receive network elements and wholesale services and locating the competitive carriers' equipment in the offices of the traditional carriers. We believe we have all necessary agreement in place.

As a competitive carrier, we must coordinate with traditional carriers so that we can provide local service to customers on a timely and competitive basis. The
Telecommunications Act created incentives for regional Bell operating companies to cooperate with competitive carriers and permit access to their facilities by denying such companies the ability to provide in-region long distance services until they have satisfied statutory conditions designed to open their local markets to competition. The regional Bell operating companies in our markets are not yet permitted by the FCC to offer long distance services. These companies may not be accommodating once they are permitted to offer long distance service.
Currently Verizon is permitted to offer both local and long distance service in some our mutual service areas, but we have not yet noticed any impact on our markets.

If we cannot obtain the cooperation of a regional Bell operating company in a region, whether or not we have been authorized to offer long distance service, our ability to offer local services in such region on a timely and cost-effective basis will be harmed.

Because many of our competitors have financial, personnel and other resources, including brand name recognition, substantially greater than ours, we may not be able to compete effectively, which could reduce our revenues.

The telecommunications industry is highly competitive. Many of our current and potential competitors have financial, personnel and other resources, including brand name recognition, substantially greater than ours, as well as other competitive advantages over us. This could reduce our revenues.

Because our principal competitors are also our suppliers, our revenues may be reduced.

In each of the markets we target, we will compete principally with the traditional local phone companies serving that area, such as SBC , BellSouth or
Southwestern Bell. We must purchase telecommunications services we offer from these or similar carriers. Our suppliers could charge less than we do which could reduce our revenues.

Our president, Mr. David Kline II, will devote less than full time to our business, which may reduce our revenues.

Our president, Mr. David Kline II, devotes approximately 5% of his time to our business. Mr. Kline may not be able to devote the time necessary to our business to assure successful implementation of our business plan. Further, Mr. Kline is subject to a conflict of interest as to whether to spend his time on our or other's activities.

Our management has significant control over stockholder matters, which may affect the ability of minority stockholders to influence our activities.

Collectively, our officers and directors beneficially own approximately 54% of our outstanding common stock. In addition, they own 4,125,000 options or warrants which are exercisable to purchase additional shares of common stock at an average price of $0.16 during the next five years. They also own 4,000,000 shares of Class A convertible preferred stock which may be converted into
20,000,000 additional shares of common stock for no additional consideration under certain circumstances in the future. As such, our officers/ directors and their family members control the outcome of all matters submitted to a vote by the holders of our common stock, including the election of our directors, amendments to our certificate of incorporation and approval of significant corporate transactions. Additionally, our officers and directors could delay, deter or prevent a change in our control that might be beneficial to our other stockholders.

Because there is not now and may never be a public market for our common stock, investors may have difficulty in reselling their shares.

Our common stock is currently not quoted on any market. No market may ever develop for our common stock, or if developed, may not be sustained in the future. Accordingly, our shares should be considered totally illiquid, which inhibits investors' ability to resell their shares.

Because our common stock may be considered a penny stock, any investment in our common stock is considered a high-risk investment and is subject to restrictions on marketability; you may be unable to sell your shares.

If our common stock becomes tradable in the secondary market, we may be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

Because in the future, our stock may trade on the over-the-counter bulletin board, our stockholders may have greater difficulty in selling their shares when they want and for the price they want.

The over-the-counter bulletin board is separate and distinct from the Nasdaq stock market. The bulletin board does not operate under the same rules and standards as the Nasdaq stock market, including for example order handling rules. The absence of these rules and standards may make it more difficult for a stockholder to obtain execution of an order to trade and to obtain the price they wanted for a trade. This means our shareholders may not be able to sell their shares when they want for a price they want.

Because stocks traded on the bulletin board are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts, our stockholders may have greater difficulty in selling their shares when they want and for the price they want.

Investors may have greater difficulty in getting orders filled because it is anticipated that if our stock trades on a public market, it initially will trade on the over-the-counter bulleting board rather than on Nasdaq. Investors' orders may be filled at a price much different than expected when an order is placed.
Trading activity in general is not conducted as efficiently and effectively as with Nasdaq-listed securities.

Investors must contact a broker dealer to trade bulletin board securities.
Investors do not have direct access to the bulletin board service. For bulletin board securities, there only has to be one market maker.

Bulletin board transactions are conducted almost entirely manually. Because there are no automated systems for negotiating trades on the bulletin board, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders
- an order to buy or sell a specific number of shares at the current market price - it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and getting execution.

Because bulletin board stocks are usually not followed by analysts, there may be lower trading volume than for Nasdaq-listed securities.

Certain Nevada corporation law provisions could prevent a potential takeover of us which could adversely affect the market price of our common stock or deprive you of a premium over the market price.

We are incorporated in the State of Nevada. Certain provisions of Nevada corporation law could adversely affect the market price of our common stock.
Because Nevada corporation law requires board approval of a transaction involving a change in our control, it would be more difficult for someone to acquire control of us. Nevada corporate law also discourages proxy contests making it more difficult for you and other shareholders to elect directors other than the candidates nominated by our board of directors.

Item 2. Description of Property.

We are headquartered in Riverside, California, where we lease approximately
3,100 square feet of offices and warehouse space for approximately $2,700 per month. The lease expires in 2006. We generally are provided minimal space at no charge, from 100 to 200 square feet, for our telecommunications equipment at each of the apartment complexes where we have systems installed. Our offices are in good condition and are sufficient to conduct our operations.

We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property to insure.
We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages.
Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

There is no established public trading market for our securities. No market exists for our securities and a regular trading market may not develop, or if developed, may not be sustained. A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resales. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. Although we have held preliminary discussions with one market maker concerning the NASD requirements for qualifying our securities for quotation on the Over-the-Counter Bulletin Board, we have no plans, proposals, arrangements, or understandings with any person with regard to the development of a trading market in any of our securities.

Options, Warrants, Convertible Securities

Preferred stock

We are authorized to issue 10,000,000 shares of preferred stock

Class A preferred stock

4,000,000 shares of Class A convertible preferred stock were issued by us to various founding stockholders and management in December 1999. These 4,000,000 shares are convertible into 20,000,000 shares of common stock. Conversion may occur at any time, in whole or in part up to the number of shares set forth below with the achievement of the following events for a period commencing on the date such event was achieved and ending on December 31, 2010.

The conversion events are as follows:
________________________________________________________________________________________
Event                                                           Number of shares of
                                                                common stock issued upon
                                                                conversion

Achieving 100% increase in the combined number of owned         10,000,000
apartment complex passings plus non-apartment complex
customers

Achieving 10,000 customers in the combined number of owned      5,000,000
apartment complex passings and non-apartment complex customers

Achieving 20,000 customers in the combined number of owned      5,000,000
apartment complex passings and non-apartment complex customers
________________________________________________________________________________________

        o An apartment complex passing is an individual apartment under direct contract with it for telephone, television or Internet service.
        o A non-apartment complex customer is a non-apartment residential or business customer that is counted once for each major service to which they subscribe.

Conversion events are based on customer base existing as of December 9, 1999.

Class B convertible preferred shares

We have reserved for issuance upon the effectiveness of this registration statement 1,495,436 shares of Class B convertible preferred stock entitling persons owning the Class B shares the following:

The stock shall convert into such number or fraction thereof shares of common stock based upon the following:

 1- the fraction: [average of opening bid and ask price on the over the counter bulletin board/$3.00]

                                   divided by

  the fraction: [average of opening bid and ask price on the over the counter bulletin board/$3.00]

For example, assume average opening bid/ask of $2.00. 1 - 2/3 = 1/3. 1/3 divided by 2/3 = .5 additional share of common stock issued upon conversion.

If the average opening bid/ask price is more than $3.00 per share, no shares of common stock shall be issued and the rights of the preferred stockholders will terminate. Further, under no circumstances will the shares convert into more than 2,990,872 shares of common stock.

Depending upon the average opening bid/ask price, there will be from zero to
2,990,872 shares of common stock issued un conversion of the Class B convertible preferred shares.

Class C convertible preferred shares

We have reserved for issuance upon the effectiveness of this registration statement 1,000,000 shares of Class C convertible preferred stock entitling persons owning the Class C shares the following:

The stock shall convert into such number or fraction of shares of common stock based upon the following:

        If the average of the closing bid price for the common stock for first five business day period immediately following the closing of the reorganization agreement during which the common stock is qualified for quotation on the over the counter bulletin board is less than
        $3.00 per share, the number of shares of common stock to be issued upon conversion of the Class C preferred stock shall be the product obtained by multiplying the following conversion ratio by the
        1,000,000 shares of Class C preferred stock held by Huntington
        Partners. The conversion ratio shall be one minus the adjusted price divided by the adjusted price. The adjusted price shall be determined by dividing the closing bid price for the common stock for first five business day period immediately following the closing of the reorganization agreement during which the common stock is qualified for quotation on the over the counter bulletin board by $3.00. For purposes of determining the closing bid price for the common stock for first five business day period immediately following the closing of the reorganization agreement during which the common stock is qualified for quotation on the over the counter bulletin board, purchases of our common stock by us or our affiliates or persons controlled by us or our affiliates shall be disregarded. In addition, if trades have not been executed on at least three of those five days, the adjustment period shall be extended until our common stock shall have been traded on at least three days, and the average closing bid price for those three trading days shall be the price used in the formula.

For example, assume average of first 5 days closing bid of $2.00, and no other adjustments under the formula. The conversion would occur as follows:

        o 1 - 2/3 = 1/3.

        o 1/3 divided by 2/3 = .5.

        o .5 x 1,000,000 = 500,000.

Accordingly, 500,000 shares of common stock would be issued to Huntington
Partners upon conversion of the Class C preferred stock.

If the average of first 5 days closing bid is more than $3.00 per share, no shares of common stock shall be issued and the rights of the preferred stockholders will terminate. Further, under no circumstances will the shares convert into more than 2,000,000 shares of common stock.

Depending upon the average opening bid/ask price, there will be from zero to
2,000,000 shares of common stock issued upon conversion of the Class B convertible preferred shares.

Conversion of both Class B and Class C preferred stock

The following table sets forth information concerning number of shares issued upon conversion and total number of shares outstanding after conversion for the
Class B and Class C preferred stock combined, with no conversion of Class A preferred stock:

                                                                                   Total number of shares of
                                                                                   common stock outstanding
                             Additional                 Additional                 assuming no conversion
Average Opening              Number of common           Number of common           of Class A preferred and
Bid/Ask Price per time       stock issued upon          stock issued upon          conversion of both
period of conversion         conversion of Class B      conversion of Class C      Class B and Class C
formula                      preferred stock            preferred stock            preferred stock

$3.00 or more                              0                          0                  5,912,061
$2.50                                299,087                    200,000                  6,411,148
$2.00                                747,718                    500,000                  7,159,779
$1.50                              1,495,436                  1,000,000                  8,407,497
$1.00 or less                      2,990,872                  2,000,000                 10,902,933

Other matters related to preferred stock

The shares of Class B and Class C preferred stock are reserved for issuance upon the effective date of this registration statement, as the shares really represent nothing more than a contingent right to automatically receive, without payment of additional consideration, additional shares of common stock upon the occurrence of certain conditions, which conditions may or may not actually occur.

If we at any time after the date of the reorganization we effect a subdivision of our outstanding common stock or preferred stock, the conversion ratios as determined above will be proportionately adjusted. Holders of the all classes of preferred shares are not entitled to preferential dividend rights, redemption or voting rights.

We presently have no plans to issue any additional shares of preferred stock.
However, preferred stock may be issued with preferences and designations as the board of directors may from time to time determine. The board may, without stockholders approval, issue preferred stock with voting, dividend, liquidation and conversion rights that could dilute the voting strength of our common stockholders and may assist management in impeding and unfriendly takeover or attempted changes in control.

There are no restrictions on our ability to repurchase or reclaim our preferred shares while there is any arrearage in the payment of dividends on our preferred stock.

As of December 31, 2003, we have 5,040,000 outstanding non-statutory options to the following:

Name                                Number of Option     Exercise Price   Number Currently
Officers, Directors & Affiliates:                                            Exercisable

     Jerald Woods                        500,000              $1.00                  0
     Judy Kline (1)                    2,625,000              $0.001         2,625,000
     Larry Halstead                    1,000,000              $0.001         1,000,000

     Sub-Total                         4,125,000                             3,625,000

Others:

     Employees                           445,000              $0.001           445,000
     Employees                           300,000              $0.85            240,000
     Employees                            70,000              $1.00             28,000
     James Gibson                         50,000           $1.00-$5.00               0
     James Healey                         50,000           $1.00-$5.00               0

     Sub-Total                           915,000                               613,000

     Total                             5,040,000                             4,298,000

(1) Judy Kline is an employee of Competitive Companies and mother Mr. David
Kline II, Competitive Companies' Chairman, C.E.O., President, C.O.O. & Director.
As Mr. Kline is over 21 years of age and does not live with his mother, he disclaims beneficial ownership of the shares underlying Ms. Kline's options.

The general terms to exercise the options for all except James Healey, James
Gibson and Jerald Woods are the same. Exercise dates and amounts which can be exercised vary. No options may be exercised until two years after initial grant of the individual option. Options are normally exercisable over a five-year period as follows: at the end of:

        o First year - 0%,
        o Second year - 40%
        o Third through fifth year - 20% each year.

Mr. Healey and Mr. Gibson are independent agents for the sale of our products.
The options granted them and Mr. Woods require certain levels of performance from them in order for them to exercise each level.

Sales under Rule 144

In general, under Rule 144 as currently in effect, any of our affiliates and any person or persons whose sales are aggregated who has beneficially owned his or her restricted shares for at least one year, may be entitled to sell in the open market within any three-month period a number of shares of common stock that does not exceed the greater of (i) 1% of the then outstanding shares of our common stock, or (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. Sales under Rule 144 are also affected by limitations on manner of sale, notice requirements, and availability of current public information about us. Non-affiliates who have held their restricted shares for one year may be entitled to sell their shares under Rule 144 without regard to any of the above limitations, provided they have not been affiliates for the three months preceding such sale.

As a result of the provisions of Rule 144, all of the restricted securities could be available for sale in a public market, if developed. The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.

Penny Stock Considerations

Our shares will be "penny stocks" as that term is generally defined in the
Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or
$300,000 together with his or her spouse is considered an accredited investor.
In addition, under the penny stock regulations the broker-dealer is required to:

        o Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange
          Commissions relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;
        o Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;
        o Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and
        o Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

Holders

As of June 30, 2004, we had 131 holders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts as the board of directors deems relevant. We are not limited in our ability to pay dividends on our securities.

Item 6. Management's Discussion and Analysis or Plan of Operation.

SPECIAL INFORMATION REGARDING FORWARD LOOKING STATEMENTS

Some of the statements in this Form 10K-SB are "forward-looking statements."
These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the factors set forth above under "Risk Factors."
The words "believe," "expect," "anticipate," "intend," "plan," and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this document to reflect any future or developments.

Overview

Competitive Companies, Inc. is the name of the company formed in October 2001 solely to facilitate a December 2001 reorganization which included an acquisition of the assets of Huntington Telecommunications Partners, LP, a
California limited partnership and a merger with a company formerly known as
Competitive Companies, Inc. - now known as Competitive Companies Holdings, Inc., a Nevada corporation originally formed March 1998.

As a result of the reorganization, Competitive Companies owns the assets of
Huntington Partners and has as a wholly owned subsidiary Competitive Holdings.
Competitive Holdings has two wholly owned subsidiaries:

        o Competitive Communications, Inc. which was incorporated under the laws of the state of California in February 1996.
        o CCI Residential Services, Inc. which was incorporated under the laws of the state of California in January 2000.

We provide telecommunications services primarily to residents of apartment complexes, and other users, including business and residential, in primary and secondary metropolitan areas in California, Alabama, and Mississippi We offer a set of telecommunications products and services including:

        o Local telephone services
        o Domestic and international long distance services
        o Enhanced voice, data and internet services

In addition, we have developed our own billing and back office systems we call
Hartline that enables us to enter, schedule and track a customer's order from the point of sale to the installation and testing of service. Apartment complex customers are serviced completely by our proprietary Hartline system.

We generally price our services at a discount of 5% to 10% below the prices charged by the traditional local phone companies.

As of June 30, 2004, we were operational in 10 apartment complexes in
California, Mississippi, and Alabama using 8 of our own telephone switches.

Fiscal year ended December 31, 2003 vs. Fiscal year ended December 31, 2002

                                                     2003            2002

REVENUES                                         $ 1,455,793      $  1,593,813

COSTS OF REVENUES                                  1,341,550         1,394,902

GROSS PROFIT                                         114,243           198,911

OTHER EXPENSES:
  Employee compensation and benefits                 260,027           247,976
  Occupancy and equipment                             43,047            53,409
  Interest expense                                    45,808            37,164
  Provision for bad debts                             34,773            34,889
  Professional fees                                   25,731            30,972
  Loss on disposal of assets                           4,081            24,887
  Impairment of intangible contract revenue
    rights                                           100,834                 -
  Loss from impairment of equipment                  686,245                 -
  Other                                               37,963            63,735
     Total other expenses                          1,238,509           493,032

NET LOSS                                         $(1,124,266)     $   (294,121)
                                                 ============     =============

Our revenues decreased from $1,593,813 for the period ended December 31, 2002 to
$1,455,793 for the period ended December 31, 2003 due to a rise in cellphone usage which has adversely effected our retention rate and our new passing sign up rate.

Our cost of revenues decreased slightly from $1,394,902 for the period ended
December 31, 2002 to $1,341,550 for the period ended December 31, 2003 due to the fact that our revenues decreased slightly and thus related expenses decreased slightly.

Our other expenses increased from $493,032 for the period ended December 31,
2002 to $238,509 for the period ended December 31, 2003 as decreases in occupancy and equipment, professional fees, loss on disposal of assets and other were offset by increases in employee compensation, interest, and impairment of intangible contract revenue rights and equipment.

Our net loss increased from ($294,121) for the period ended December 31, 2002 to
($1,124,266) for the period ended December 31, 2003 due to the foregoing.

Commitments

We lease our operating facility under a non-cancelable operating lease. Future minimum lease payments required are approximately as follows:

     Years Ending
     December 31,                            Amounts

        2004                               $  33,700
        2005                                  35,300
        2006                                  32,000

       Total                               $ 101,000
                                           ==========

Rent expense for 2003 and 2002 approximated $32,400 and $30,100, respectively.

We also lease certain equipment used in our operations under various capital leases. Future minimum lease payments under the leases are as follows:

     Years Ending
     December 31,                                                 Amounts

        2004                                                    $  29,607
        2005                                                       29,607
        2006                                                       12,999
        Total minimum lease payments                               72,213
        Less amount representing interest                         (18,554)
        Present value of future minimum lease payments             53,659
        Less current maturities                                   (18,711)

        Capital lease obligations, net of current maturities    $  34,948
                                                                ==========

Each of the leases contain options which allow us to purchase the equipment for
$1.00 at the end of the lease terms.

In connection with the registration of our common stock with the Securities and
Exchange Commission during 2003, we have set aside 1,495,436 convertible Class B preferred shares for potential issuance to certain of our shareholders, in the event that the opening trading price of our common stock in the secondary market does not meet the following requirements. If the average opening bid price of our common stock is less than $3.00 per share, we will be obligated to issue additional shares to holders of 1,495,436 shares of our common stock so that the fair market value of shares held by these stockholders is $3.00 (for example, if the opening bid price of our common stock is $1.00 per share, we would be obligated to issue an additional 2,990,872 shares of our common stock).

We have also set aside 1,000,000 shares of our convertible Class C preferred stock for potential issuance to the previous shareholders of HTP in the event that the average closing bid price of our common stock is less than $3.00 per share for the first five days of trading in the secondary market. For example, if the average closing bid price of our common stock is $1.00 per share, we will be required to issue an additional 2,000,000 shares of our common stock. As such we have set aside 1,000,000 shares of our convertible Class C preferred stock, for issuance upon our registration statement becoming effective to convey such rights.

Liquidity and capital resources

We have incurred losses since inception, considered on a pro forma basis after our recent reorganization, and may incur future losses. We are in default on a major debt obligation. Our poor financial condition raises substantial doubt about our ability to continue as a going concern.

As of December 31, 2003, we had a total stockholders' deficit of $132,096. As of December 31, 2003, we only had $2,307 in current cash available to finance our operations.

In addition we are in default on a $207,450 note payable to GST due April 28,
2004. The note is secured by the telecommunications equipment purchased with the proceeds from the note. GST has filed for bankruptcy and is winding up its business affairs and a new creditor has not been assigned.

We are also in default on a note payable to Frontier Communications Services,
Inc., bearing interest at 10% and requiring monthly principal and interest payments of $3,000. Frontier is currently in bankruptcy and the new creditor has not yet been assigned. This note was originally due on March 15, 2003, however due to the aforementioned, the required monthly payments have not been made since December 31, 2002. The note is secured by the telecommunications equipment purchased with the proceeds from the note. We also have debt of $44,195 to a related party and $11,728 to Ford Motor Credit, which are not in default

We anticipate that we will be able to generate sufficient operating cash flow to finance continued operations during the next 12 months (excluding debt payments) however, the following factors have caused us to revisit all aspects of our core business:

        o Relevant legislative mandates that are recognized as having an impact on the telecommunications business and the subsequent legal strategies that the major industry players who dominate this market have pursued in regard to those mandates along with the recent court decisions that have resulted from these legal stratagems that will undoubtedly bear on the action of all participants in this market;

        o Competitive practices and opportunities in the market place related to our established business model and the impact that newer technologies will have and continue to have on that model, particularly concerning the cellular phone phenomenon, number portability, the burgeoning business of VOIP (voice over internet protocol) and the general availability of high-speed internet access. All of these technologies taken together are offering alternate models of business and private telecommunications through relayed message capabilities that are far removed from traditional models.

        o A global review of our situation in the light of these technologies and what our response should be in the face of our admittedly limited financial capability.

Our ability to continue as a going concern is dependent on our ability to raise funds to finance ongoing operations and repay debt; however, there can be no assurance that we will be successful in our efforts to raise additional debt or equity capital and/or that our cash generated by our operations will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Item 7. Financial Statements.

                           COMPETITIVE COMPANIES, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements
                    as of December 31, 2003 and for the years
                        ended December 31, 2003 and 2002
                                       and
                          Independent Auditors' Report

                           COMPETITIVE COMPANIES, INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS

________________________________________________________________________________
                                                                   Page

Report of Independent Registered Public Accounting Firm             26

Consolidated Financial Statements:

   Consolidated Balance Sheet as of December 31, 2003               27

   Consolidated Statements of Operations for the years
     ended December 31, 2003 and 2002                               28

   Consolidated Statements of Stockholders' Equity (Deficit)
     for the years ended December 31, 2003 and 2002                 29

   Consolidated Statements of Cash Flows for the years
     ended December 31, 2003 and 2002                               30

   Notes to Consolidated Financial Statements                       31

________________________________________________________________________________

                     [Letterhead of Kingery & Crouse, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Stockholders of Competitive Companies, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheet of Competitive
Companies, Inc. and subsidiaries (the "Company") as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity(deficit)
and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company
Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of
December 31, 2003, and the results of its operations and cash flows the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has suffered recurring losses from operations and has been unable to generate sufficient cash flow to meet a significant debt obligation that was due in April 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kingery & Crouse, P.A.

Tampa, Florida
July 23, 2004

                  COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

               CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2003

________________________________________________________________________________

ASSETS

CURRENT ASSETS:
Cash                                                               $      2,307
Receivables:
  Accounts, net of allowance for doubtful accounts
  of $96,935                                                            104,483
  Unbilled                                                               26,885
Prepaid expenses and other current assets                                 8,963
   Total current assets                                                 142,638

PROPERTY AND EQUIPMENT - NET                                            207,922

OTHER ASSETS:
Employee note receivable                                                  9,658
Other                                                                    57,954

TOTAL                                                              $    418,172
                                                                   =============
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                                   $    106,679
Current maturities of long-term debt                                    261,975
Current maturities of capital lease obligations                          18,711
Accrued and other liabilities                                            81,301
   Total current liabilities                                            468,666

LONG-TERM DEBT (net of current maturities)                               46,654

CAPITAL LEASE OBLIGATIONS (net of current maturities)                    34,948
   Total liabilities                                                    550,268

STOCKHOLDERS' DEFICIT:
Class A convertible preferred stock, $0.001 par value;
  10,000,000 shares authorized, 4,000,000 shares issued
  and outstanding with a liquidation value of $40,000                     4,000
Class A common stock, $0.001 par value, 70,000,000 shares
  authorized; 5,912,061 shares issued and outstanding                     5,912
Additional paid-in capital                                           19,701,161
Deficit                                                             (19,843,169)
   Total stockholders' deficit                                         (132,096)

TOTAL                                                              $    418,172
                                                                   =============

________________________________________________________________________________

See notes to consolidated financial statements.

                  COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

________________________________________________________________________________

                                                       2003             2002

REVENUES                                        $   1,455,793     $   1,593,813

COSTS OF REVENUES                                   1,341,550         1,394,902

GROSS PROFIT                                          114,243           198,911

OTHER EXPENSES:
  Employee compensation and benefits                  260,027           247,976
  Occupancy and equipment                              43,047            53,409
  Interest expense                                     45,808            37,164
  Provision for bad debts                              34,773            34,889
  Professional fees                                    25,731            30,972
  Loss on disposal of assets                            4,081            24,887
  Loss from impairment of intangible assets           100,834                 -
  Loss from impairment of equipment                   686,245                 -
  Other                                                37,963            63,735
     Total other expenses                           1,238,509           493,032

NET LOSS                                        $  (1,124,266)   $     (294,121)
                                                ==============   ===============

NET LOSS PER SHARE:
Basic and diluted                               $       (0.19)   $        (0.05)
                                                ==============   ===============
Weighted average number of shares
   outstanding - basic and diluted                  5,912,000         5,912,000
                                                ==============   ===============

________________________________________________________________________________

See notes to consolidated financial statements.

                  COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

___________________________________________________________________________________________________________________

                                Class A                 Class A
                               Preferred                 Common          Additional
                                Stock                    Stock            Paid-In
                            Shares    Amount      Shares       Amount     Capital          Deficit       Total

Balances,
December 31, 2001          4,000,000  $ 4,000     5,912,061   $ 5,912    $ 19,701,161  $ (18,424,782)  $ 1,286,291

Net loss                                                                                    (294,121)     (294,121)

Balances,
December 31, 2002          4,000,000    4,000     5,912,061     5,912      19,701,161    (18,718,903)      992,170

Net loss                                                                                  (1,124,266)   (1,124,266)

Balances,
December 31, 2003          4,000,000  $ 4,000     5,912,061   $ 5,912    $ 19,701,161  $ (19,843,169)  $  (132,096)
                           =========  =======     =========  ========    ============  ==============  ============

___________________________________________________________________________________________________________________

See notes to consolidated financial statements.

                  COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

________________________________________________________________________________

                                                     2003              2002

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $ (1,124,266)     $ (294,121)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation and amortization                     196,526         197,861
   Amortization of intangible assets                 100,833         100,833
   Provision for bad debts                            34,773          34,889
   Loss from impairment of intangible
    assets and equipment                             787,079               -
   Loss on disposal of assets                          4,081          24,887
   Interest added to notes payable                     7,834               -
  Changes in assets and liabilities, net:
   (Increase) decrease in receivables                 (3,256)         (1,715)
   (Increase) in prepaid expenses and
    other current assets                                (305)         (1,606)
   (Increase) in other assets                         (2,359)           (470)
   (Decrease) increase in due to bank                      -         (16,227)
   (Decrease) increase in accounts payable            21,731         (49,949)
   Increase in accrued and other liabilities           7,417          42,872
NET CASH PROVIDED BY OPERATING ACTIVITIES             30,088          37,254

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                (10,086)        (10,062)
  Proceeds from sale of equipment                      3,650           6,940
NET CASH USED IN INVESTING ACTIVITIES                 (6,436)         (3,122)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                        (8,771)        (13,668)
  Repayments of capital lease obligations            (15,964)        (17,074)
CASH USED IN FINANCING ACTIVITIES                    (24,735)        (30,742)

NET INCREASE (DECREASE) IN CASH                       (1,083)          3,390

CASH, BEGINNING OF YEAR                                3,390               -

CASH, END OF YEAR                               $      2,307      $    3,390
                                                =============     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                   $     45,808      $   37,164
                                                =============     ===========
Income taxes paid                               $          -      $        -
                                                =============     ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Equipment financed under long-term
 debt agreement                                 $          -      $   78,100
                                                =============     ===========

________________________________________________________________________________

See notes to consolidated financial statements.

                  COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2000, CCI Residential Services, Inc. ("CCIR") was formed. This entity, which is a wholly owned subsidiary of the Parent, expands on the residential services currently being provided by CCI, while CCI is focusing on developing revenue streams from other services.

CCI, CCIR and their Parent (collectively, "we" "us" "our") provide telephone, cable television, long distance/interexchange, and dial up and high-speed internet connections and e-mail services, mainly to customers who live in multi-tenant residential buildings. Our operations are located in Riverside,
California and substantially all of our customers are California residents.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

Our consolidated financial statements are prepared using the accrual method of accounting.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the
Parent, Competitive Holdings, Inc., CCI and CCIR. Significant inter-company balances and transactions have been eliminated in consolidation.

Revenue Recognition

Our revenue recognition policy is consistent with the criteria set forth in
Staff Accounting Bulletin 104 - Revenue Recognition in Financial Statements
("SAB 104") for determining when revenue is realized or realizable and earned.
In accordance with the requirements of SAB 104 we recognize revenue when (1)
persuasive evidence of an arrangement exists; (2) delivery of our services has occurred; (3) our price to our customer is fixed or determinable; and (4)
collectibility of the sales price is reasonably assured. As such, we recognize revenues in the month in which we provide services. Services provided but not billed by the end of the year are reflected as unbilled receivables in the accompanying consolidated balance sheet.

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. Estimates that are critical to the accompanying consolidated financial statements include the amount charged to operations for impairment of our property and equipment. It is at least reasonably possible that our estimates could change in the near term with respect to this matter.

Financial Instruments

We believe the book value of our cash, accounts and unbilled receivables, accounts payable and accrued and other liabilities approximates their fair values due to their short-term nature. In addition, we believe the book values of our capital lease obligations approximates their fair values as the interest rates on such obligations approximates rates at which similar types of arrangements could be currently negotiated by us. It was not practicable to estimate the fair value of our note payable to stockholder because of a lack of similar type arrangements in the marketplace, nor was it practicable to estimate the fair values of our notes payable to GST or Frontier Communications Services,
Inc. because of uncertainties as to the dates the notes will be paid, and/or the amounts that will ultimately be paid.

Allowance for Doubtful Accounts

We evaluate the allowance for doubtful accounts on a regular basis through periodic reviews of the collectibility of the receivables in light of historical experience, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible.

Long-Lived Assets

Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets" requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. Because of certain regulatory changes, continuing losses from operations, and our inability to generate sufficient cash flow to meet certain obligations, we evaluated our long-lived assets and determined that there were events during fiscal 2003 that indicated
that our intangible assets and certain telephone equipment had minimal values.
As such, we have charged operations for impairment losses of $100,834 and
$686,245, which amounts represented the remaining net book values of these assets immediately before these impairment charges. We believe that our remaining long-lived assets are recoverable.

Property and Equipment

Property and equipment are stated at cost. Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred.

Depreciation and amortization are computed using the straight-line method over the assets' estimated useful lives of five to ten years.

Intangible Assets

Prior to their impairment as discussed under long-lived assets above, intangible contract revenue rights acquired in the acquisition of Huntington
Telecommunication Partners, L.P. ("HTP"), were being amortized on a straight-line basis over the average remaining terms of the contracts of three years. As such, the assets were expected to be fully amortized by December 31,
2004.

Income Taxes

We compute income taxes in accordance with Financial Accounting Standards
Statement No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109,
deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the tax bases of assets and liabilities and their financial statement carrying amounts. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. Temporary differences between financial and taxable reporting arise primarily from certain stock based compensation arising from the grant of certain options, differences in providing for bad debts and depreciation and certain losses from impairment that are not deductible for tax reporting.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, and receivables. With respect to cash, during the year ended December 31, 2003, we maintained all of our cash in deposit accounts with one financial institution, which deposit accounts at times may have exceeded federally insured limits. We have not experienced any losses in such accounts.

Substantially all of our revenues and receivables arise primarily from agreements to provide telecommunications and cable services to customers in eight apartment buildings (seven of which are in southern California and one of which is in Alabama). The agreements expire between 2004 and 2009. We perform ongoing credit evaluations of our customers and generally do not require collateral as we believe we have certain collection measures in-place to limit the potential for significant losses. Substantially all of the net receivables included in the accompanying consolidated balance sheet were recovered subsequent to December 31, 2003.

We purchase a significant portion of our local line capacity from two vendors, our long distance line capacity from one vendor, and our cable television capacity from three vendors. We perform ongoing negotiations with other vendors and believe that given the competitive nature of the industry we could obtain similar agreements with other vendors.

Advertising

We expense advertising costs as they are incurred. These expenses approximated
$2,000 and $3,000 for the years ended December 31, 2003 and 2002, respectively.

Loss Per Common Share

We compute net loss per share in accordance with Statement of Financial
Accounting Standards Board Statement No. 128 "Earnings per Share" ("SFAS No.
128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. Common stock equivalents existing at December 31, 2003 and 2002 are not included in the per share calculations because they are anti-dilutive. Accordingly, basic and diluted net loss per share are identical for each of the years ending December
31, 2003 and 2002.

Stock-Based Compensation

We have adopted Statement of Financial Accounting Standards No. 148 "Accounting
for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148). This
statement amends FASB statement No. 123, "Accounting for Stock Based
Compensation". It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for employee stock based compensation. It also amends the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by
SFAS No. 148, we continue to apply the intrinsic value method under Accounting
Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to
Employees," to account for our stock-based employee compensation arrangements.

Statement of Cash Flows

For purposes of the statement of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Recent Pronouncements

We have reviewed all new accounting pronouncements issued through the date of our independent auditor's report and have determined that none of them would have a material impact on our consolidated financial condition or results of operations other than as previously described.

NOTE C - GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses from operations and are experiencing difficulty in generating sufficient cash flow to pay the note payable to GST (see Note F) which was due in April 2004 (the note has not been paid and is in default). Our plans include revisiting all aspects of our core business in the light of the following:

        o Relevant legislative mandates that are recognized as having an impact on the telecommunications business and the subsequent legal strategies that the major industry players who dominate this market have pursued in regard to those mandates along with the recent court decisions that have resulted from these legal stratagems that will undoubtedly bear on the action of all participants in this market;

        o Competitive practices and opportunities in the market place related to our established business model and the impact that newer technologies will have and continue to have on that model, particularly concerning the cellular phone phenomenon, number portability, the burgeoning business of VOIP (voice over internet protocol) and the general availability of high-speed internet access. All of these technologies taken together are offering alternate models of business and private telecommunications through relayed message capabilities that are far removed from traditional models.

        o A global review of our situation in the light of these technologies and what our response should be in the face of our admittedly limited financial capability.

Our ability to continue as a going concern is dependent on our ability to raise funds to finance ongoing operations and repay debt; however, there can be no assurance that we will be successful in our efforts to raise additional debt or equity capital and/or that our cash generated by our operations will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE D - PROPERTY AND EQUIPMENT-NET

Property and equipment consists of the following at December 31, 2003:

                                                                  Amounts
  Telecommunications equipment and computers (including
    equipment leased under capital leases of $63,180)         $   408,008
  Vehicles                                                         26,069
  Furniture, fixtures and improvements                             21,290
  Subtotal                                                        455,367
  Less accumulated depreciation and amortization                 (247,445)

  Property and equipment-net                                  $   207,922
                                                              ============

Accumulated depreciation and amortization includes $13,231 of accumulated amortization of leased equipment. Amortization expense of such equipment was
$9,026 and $4,086 during the years ended December 31, 2003 and 2002, respectively.

NOTE E - STOCKHOLDERS' EQUITY

The Board of Directors has reserved 7,500,000 shares of our common stock for issuance under our Incentive and Non-Statutory Stock Option Plan (the "Plan").
Generally, incentive options are granted at an exercise price equal to the fair value of our common stock (as determined by the Board of Directors) at the date of grant, require two-years of continued employment before exercise and have 20%
vesting schedules. As of December 31, 2003, we have granted 5,040,000 shares at exercise prices from $ .001 to $5.00 per share. The status of our stock options is summarized below:

                                                            Weighted
                                     Number of               Average
                                      Shares             Exercise Price

  Options outstanding at
  December 31, 2001                  5,040,000              $  0.224

   Granted                                   -                     -
   Exercised                                 -                     -
   Canceled                                  -                     -

                                                            Weighted
                                     Number of               Average
                                      Shares             Exercise Price

  Options outstanding at
  December 31, 2002                  5,040,000                 0.224
   Granted                                   -                     -
   Exercised                                 -                     -
   Canceled                                  -                     -

  Options outstanding at
  December 31, 2003                  5,040,000              $  0.224
                                     =========              ========

  Options becoming exercisable
  during the years ended:

   Currently                         4,298,000              $  0.054
   December 31, 2004                   214,000              $  0.773
   December 31, 2005                   114,000              $  1.000
   December 31, 2006                   114,000              $  1.000
   December 31, 2007                   100,000              $  1.000
   December 31, 2008                   200,000              $  2.000

  Total options exercisable          5,040,000              $  0.224
                                     =========              ========

Each of the options expires on the earlier of the date specified in the option agreement, or the tenth anniversary of the date of grant. Any incentive option not subject to this provision is designated as being a non-statutory option.
Whenever an outstanding option is terminated (other than by exercise), the shares of common stock relating to such option are to be restored to the Plan and be available for the grant of other options under the Plan.

We account for our stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock
Issued to Employees". Had our compensation expense for stock-based compensation plans been determined based upon fair values at the grant dates for awards under this plan in accordance with SFAS No. 123, "Accounting for Stock-Based
Compensation," our net loss and pro forma net loss per share amounts would have increased as follows:

                                                  2003                2002

  Net loss as reported                       $ (1,124,266)       $ (294,121)
  Deduct total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects                     (87,018)          (92,952)

  Pro forma net loss                         $ (1,211,284)       $ (387,073)
                                             =============       ===========

  Loss per share, basic and diluted:
   As reported                               $      (0.19)       $    (0.05)
                                             =============       ===========

  Pro forma                                  $      (0.20)       $    (0.07)
                                             =============       ===========

Preferred Stock

The holders of our Series A voting, convertible, preferred stock have the right to convert each share of such preferred stock to five shares of our Class A common stock (on a pro rata basis based on us achieving one or all of the following "future events") at anytime until December 31, 2010:

   o Upon us achieving a 100% increase in the combined number of owned apartment complex passings plus non apartment complex customers
   o Upon us achieving 10,000 customers, 25% of the shares are eligible for conversion and
   o Upon us achieving 20,000 customers, 50% of the shares are eligible for conversion.

Irrespective of the above, on January 1, 2011, any remaining preferred shares outstanding will convert to Class A, Common Treasury Stock at the conversion factor stated above.

The preferred shares rank senior to the common stock and have a liquidation preference of $0.01 per share over such stock..

NOTE F- LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2003:

Note payable to Frontier Communications Services,
Inc., bearing interest at 10% and requiring monthly
principal and interest payments of $3,000. Frontier
is currently in bankruptcy and the new creditor has
not yet been assigned. This note was originally due
on March 15, 2003, however due to the aforementioned,
the required monthly payments have not been made
since December 31, 2002. The note is secured by the
telecommunications equipment purchased with the
proceeds from the note.                                          $  45,256

Unsecured note payable to stockholder, with
interest at 8% and monthly principal and
interest payments of $683 through February 23, 2011.                44,195

Note payable to Ford Credit, bearing interest at 2.9%
with monthly principal and interest payments of $393
through August 6, 2006. The note is secured by the
vehicle purchased with the proceeds from the note.                  11,728

Note payable to GST, with interest at 10% and
requiring interest payments only of $1,729 through
the maturity date of April 28, 2004.  The note is
secured by the telecommunications equipment purchased
with the proceeds from the note. The note has not been
paid and remains in default as of the date of our
independent auditors' report. As a result thereof,
pursuant to the note payable, effective April 28, 2004,
the interest rate was increased to 15% per annum. In
addition, we will be responsible for any costs that our
creditor incurs to collect payment on the note.                    207,450

Subtotal                                                           308,629
Less current maturities                                           (261,975)

Long-term debt                                                  $   46,654
                                                                ===========

Scheduled maturities of long-term debt as of December 31, 2003 are as follows:

Years Ending
December 31,                                             Amounts

  2004                                                          $  261,975
  2005                                                               9,800
  2006                                                               8,393
  2007                                                               6,138
  2008                                                               6,715
  Thereafter                                                        15,608

  Total                                                         $  308,629
                                                                ===========

NOTE G - INCOME TAXES

During the years ended December 31, 2003 and 2002, we recognized losses for both financial and tax reporting purposes. Accordingly, no provisions for income taxes and/or deferred income taxes payable have been provided for in the accompanying consolidated financial statements of operations. The significant components of the net deferred income tax assets and liabilities as of December
31, 2003 (assuming an effective income tax rate of 39%) are approximately as follows:

Net current deferred income tax asset:                          Amounts

Allowance for doubtful accounts                                $     38,600
Less valuation allowance                                            (38,600)

Current deferred income tax asset                              $          -
                                                               =============

Net non-current deferred income tax asset:

Net operating loss carryforwards                               $    644,600
Accumulated depreciation                                            (25,400)
Impairment of long-lived assets                                     313,600
Stock based compensation                                             97,600
Subtotal                                                          1,030,400
Less valuation allowance                                         (1,030,400)

Non-current deferred income tax asset - net                    $          -
                                                               =============

At December 31, 2003, we had total net operating loss carryforwards of approximately $1,619,000 for income tax purposes. The significant difference between our deficit and net operating loss carryforwards are primarily attributable to the effect of permanent differences arising from the grant of certain preferred shares. Assuming that additional contingent stock issuances discussed at Note H or other future stock issuances do not trigger a "change in control", these carryforwards will be available to offset future taxable income in various years ended December 31, 2023. The current and non-current deferred income tax assets are not recorded in the accompanying consolidated balance sheet because we established a valuation allowance to fully reserve such assets, as their realization did not meet the required asset recognition standard established by SFAS 109. The valuation allowance increased by a total of approximately $429,200 during the year ended December 31, 2003.

NOTE H - COMMITMENTS

Operating Lease

We lease our operating facility under a non-cancelable operating lease. Future minimum lease payments required are approximately as follows:

Years Ending
December 31,                                                    Amounts

  2004                                                         $     33,700
  2005                                                               35,300
  2006                                                               32,000

  Total                                                        $    101,000
                                                               =============

Rent expense for 2003 and 2002 approximated $32,400 and $30,100, respectively.

Capital Leases

We also lease certain equipment used in our operations under various capital leases. Future minimum lease payments under the leases are as follows:

Years Ending
December 31,                                                    Amounts

  2004                                                         $     29,607
  2005                                                               29,607
  2006                                                               12,999
  Total minimum lease payments                                       72,213
  Less amount representing interest                                 (18,554)
  Present value of future minimum lease payments                     53,659
  Less current maturities                                           (18,711)

  Capital lease obligations, net of current maturities         $     34,948
                                                               =============

Each of the leases contain options which allow us to purchase the equipment for
$1.00 at the end of the lease terms.

Convertible Class B Preferred Stock

In connection with the registration of our common stock with the Securities and
Exchange Commission during 2003, we have set aside 1,495,436 convertible Class B preferred shares for potential issuance to certain of our shareholders, in the event that the opening trading price of our common stock in the secondary market does not meet the following requirements. If the average opening bid price of our common stock is less than $3.00 per share, we will be obligated to issue additional shares to holders of 1,495,436 shares of our common stock so that the fair market value of shares held by these stockholders is $3.00 (for example, if the opening bid price of our common stock is $1.00 per share, we would be obligated to issue an additional 2,990,872 shares of our common stock).

Convertible Class C Preferred Stock

We have also set aside 1,000,000 shares of our convertible Class C preferred stock for potential issuance to the previous shareholders of HTP in the event that the average closing bid price of our common stock is less than $3.00 per share for the first five days of trading in the secondary market. For example, if the average closing bid price of our common stock is $1.00 per share, we will be required to issue an additional 2,000,000 shares of our common stock. As such we have set aside 1,000,000 shares of our convertible Class C preferred stock, for issuance upon our registration statement becoming effective to convey such rights. In accordance with the provisions of SFAS No. 141, "Business
Combinations" the cost of these shares has not been included in the determination of the purchase price because the number of shares that may ultimately be issued as a result of this contingency is not determinable beyond a reasonable doubt.

________________________________________________________________________________

Item 8. Changes In and Disagreements With Accountants on Accounting and
Financial Disclosure.

None

Item 8A. Controls and Procedures

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
With Section 16(a) of the Exchange Act.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. There are no family relationships between any of the directors and executive officers. Our directors and executive officers are as follows:

NAME                    AGE    TITLE                             SERVED SINCE

David Kline II          42     Chairman, C.E.O, President,           1985
                               C.O.O. & Director

Michael Godfree         62     V.P., Business Development
                               & Director                            1997

Jerald Woods            55     V.P. & Director                       1997

David Hewitt            57     Director                              2001

The following is a brief summary of the business experience of these individuals:

David "DK" Kline II, has served as president, chief operating officer and director since inception, but since March 1999 has served in such capacities on a very limited basis. In December 1999 he became the chairman of the board and chief executive officer. From 1996 to the present DK has served as the president of Competitive Communications, Inc., our wholly owned subsidiary, and commenced serving as president of CCI Residential Services, Inc. upon its incorporation in
January 2000. From 1992 to 1996, DK served as president of Western Telephone &
Television, Riverside, California. From December 2001 to the present he has been

Account Executive for Qwest Communications. From March 1999 to December 2001 he
was Regional Account Manager with Electric Lightwave, Inc. It is anticipated that he will reassume his duties on a full-time basis if and when we secure additional capital for the implementation of our future plans. DK has a Bachelor of Arts in Chemistry from California Lutheran University, 1984.

Michael Godfree has been Vice President, Business Development and Director since
1998. Since 1995 Mr. Godfree has been president and a major stockholder of
APMSAFE.COM,INC. (American Privacy Management, Inc.). In 2000 he became a director of Biometric Verification Inc., and Biometric Verification Holdings
Inc. From 1986 to 1995 he was president of TSC. In 1984 he founded, and from
1984 to 1986, he was president of American National Cellular. Mr. Godfree was educated at Newbattle Abbey College, Dalkeith, Edinburgh, Scotland; Occidental
College, Los Angeles; and the University of Sussex, Brighton, England, from which he holds a Bachelor of Arts Degree in Law.

Jerald Woods has been Vice President and Director since 1998. From 1994 to 2000 he was an officer and director of APMSAFE.COM (American Privacy Management,
Inc.). From 1988 to 1994 he was chairman and director for American Digital
Communications, Inc. From 1984 to 1989 he hosted and produced "Breakthroughs in
Technology," an investment program specializing in high technology companies. He currently is President of JLW Communications Services. He also serves as a director for Pico Medical located in Bethesda, Maryland.

David Hewitt has been a Director since December 2001. From 1994 to date, he has been Co-Founder and President of Huntington Partners, Inc. From 1989 to 1992, he
was Co-Founder and Managing Director of Trilateral Company, a real estate firm.
He has an MBA with Distinction from Amos Tuck School of Business Administration at Dartmouth College and an AB from University of Rochester.

Election of Directors

Our bylaws provide that the board of directors shall consist of five members until changed by amendment to the articles of incorporation or by amendment to the applicable section of the bylaws, adopted by the majority of the voting power of the corporation.

Family Relationships

Ms. Judy Kline is the mother of Mr. David Kline II.

Significant Employees

Since inception in 1996, Judy Kline has been Customer Service Manager of
Competitive Communications, Inc., a wholly owned subsidiary of Competitive
Companies, Inc. From 1985 to 1996 she served in the same capacity at Western
Telephone & Television, the forerunner of Competitive Communications, Inc. From
1978 to 1984 she was Assistant Controller at Sav-On Drugs in Anaheim,
California. She has been active in many philanthropic organizations including the Assistance League of Long Beach and Nightingales of Memorial Hospital. She
is the mother of our chairman of the board, chief executive officer and president David Kline II. In 2001 she was elected to the board of directors of
CCI Residential Service, Inc., a wholly owned subsidiary of Competitive
Communications, Inc.

David Bower, MIS Manager, has been with us since inception in 1996. In 1996 he was promoted from senior Analyst to MIS Manager and is responsible for maintaining and upgrading the Hartline billing system, liaison with telephone providers, technical support on our telephone, cable television, and internet services, and technical assistance to customer service. From 1994 to 1996 he served as Programmer/Analyst and Programmer at Western Telephone & Television,
the forerunner of Competitive Communications, Inc. From 1990 to 1994 he was a
Computer Analyst/Data Entry Specialist at Pot O' Gold Inc., Irvine, California.

In 2001, Mr. Bower was elected to the board of directors of Competitive
Communications, Inc., a wholly owned subsidiary of Competitive Companies, Inc.
In 1995, he received a Bachelor of Arts in Mathematics from the University of
California, Riverside.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

Section 16(a) of the Securities Exchange Act of 1934, as amended

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the
Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the
Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial
Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5
(Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them during fiscal year
2003.

Item 10. Executive Compensation.

The following table sets forth summary information concerning the compensation received for services rendered to us during the years ended December 31, 2002 and 2001, respectively by the Chief Executive Officer. No other executive officers received aggregate compensation during our last fiscal year which exceeded, or would exceed on an annualized basis, $100,000. Other annual compensation consists of health and life insurance premiums and automobile lease payments.

Summary Compensation Table

Annual Compensation

    Name and                                                 All Other Annual
Principal Position                  Year      Salary       Bonus    Compensation

David Kline II                      2003     $     0
  President                         2002     $     0            $      0
  Chief Executive Officer &
  President

No other annual compensation, including a bonus or other form of compensation;
and no long-term compensation, including restricted stock awards, securities underlying options, LTIP payouts, or other form of compensation, were paid to
David Kline II during these periods.

Compensation of Directors

We have not agreed to pay our directors who are not officers or employees any stated salary, but by resolution of the board a fixed sum and expense of attendance, if any, may be allowed for attendance at each regular and special meeting of the board or our committees. On the date of appointment to the board, each board member or employee board member shall be granted an option to purchase at the fair market value an aggregate of 5,000 shares of Class A common stock. The option shall vest and become exercisable at the rate of 20% per year after the expiration of the first year following the date on which the option is granted and shall be exercisable in full only after the expiration of five 5 years following the date the option was granted.

Executive Bonus Plan (ExBP)

The ExBP Plan for Competitive Communications was adopted in April 1996. The plan is intended to enables us to recruit, reward, retain and motivate employees and to attract and retain outside directors, agents and consultants on a basis competitive with industry practices. Under the plan, 6% of
pre-tax-pre-charitable contribution (PT-PC) for executive officers and an additional 6% PT-PC for non-executive officers will be paid as cash bonuses no less often than annually.

The ExBP Plan will be administered by the board of directors or the compensation committee of the board of directors. The committee has sole authority and discretion under the ExBP Plan to designate eligible participants and determine the conditions and limitations applicable to such awards, if any. The awards may be granted singly or together with other awards, or as replacement of, in combination with, or as alternatives to, grants or rights under the ExBP Plan or other employee benefit plans. Awards under the ExBP Plan may be issued based on past performance, as an incentive for future efforts or contingent upon the future performance. No amounts have been awarded under the Plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the ownership, as of December 31, 2003, of our common stock by each person known by us to be the beneficial owner of more than
5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control. The business address of all individuals and entities is 3751 Merced Drive, Suite A Riverside, CA 92503.

Name                                      Number of Shares          Percentage

Michael Godfree                                275,000                  4.7

Larry Halstead                                 315,000                  5.3

David Kline II                               1,750,000                 29.6

Jerald Woods                                   188,600                  3.2

Huntington                                   1,000,000                 16.7
Telecommunications Partners, L.P. (1)

All directors and named executive            3,528,600                 59.4
officers (as a group of 5 persons)

(1) Mr. David Hewitt is the president of the corporate general partner of
Huntington Telecommunications Partners, L.P.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon
5,192,061 shares of common stock outstanding at December 31, 2004.

Item 12. Certain Relationships and Related Transactions.

Not applicable.

Item 13. Exhibits and Reports on Form 8-K.

(a) List of documents filed as part of this Report:

    None

(b) Exhibits:

    The following exhibits listed are filed as part of this Report:

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer David Kline II.

32.1 Section 1350 Certification, David Kline II

(c) Reports on Form 8-K

    None

Item 14. Principal accountant fees and services

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2003 and December 31, 2002 for: (i) services rendered for the audit of our annual financial statements and the review of our annual financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                                      December 31, 2003     December 31, 2002

(i)       Audit Fees                       $ 23,076           $  16,664
(ii)      Audit Related Fees
(iii)     Tax Fees                              558               2,244
(iv)      All Other Fees                         --                  --
                       Total fees            23,634              18,908
                                           ========           =========

        AUDIT FEES. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in annual reports and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT
SERVICES OF INDEPENDENT AUDITORS

The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors.
These services may include audit services, audit-related services, and tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's
Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                                   Signatures

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Competitive Companies, Inc.

Title                           Name               Date                Signature
Principal Executive Officer     David Kline II     October 5, 2004   /s/ David Kline II
Principal Accounting Officer

        Pursuant to the requirements of the Securities Act of 1933, this
Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE               NAME                TITLE       DATE
/s/ David Kline II      David Kline II      Director    October 5, 2004
/s/ Michael Godfree     Michael Godfree     Director    October 5, 2004
/s/ Jerald Woods        Jerald Woods        Director    October 5, 2004
/s/ David Hewitt        David Hewitt        Director    October 5, 2004

