Form 10QSB
period 2004-03-31
COMPETITIVE COMPANIES INC
filed 2004-11-04
CIK 1161706

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   FORM 10-QSB

     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                 For the quarterly period ended March 31, 2004.

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

YES ( ) NO (X)

Indicate the number of shares outstanding of each of the issuer's classes of stock as of October 31, 2004.

5,912,061 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (x)

                           COMPETITIVE COMPANIES, INC.
                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION                                          Page

Item 1. Consolidated Financial Statements (unaudited)

    Consolidated Balance Sheet as of March 31, 2004                     3

    Consolidated Statements of Operations for the three
      months ended March 31, 2004 and 2003                              4

    Consolidated Statements of Cash Flows for the three months
      ended March 31, 2004 and 2003                                     5

    Condensed Notes to Consolidated Financial Statements                6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations (including cautionary statement)              8

Item 3.   Controls and Procedures                                       12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                               12

Item 2. Changes in Securities                                           12

Item 3. Defaults Upon Senior Securities                                 12

Item 4. Submission of Matters to a Vote of Securities Holders           12

Item 5. Other Information                                               12

Item 6. Exhibits and Reports on Form 8-K                                12

Signature                                                               13

                  COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2004
                                   (Unaudited)
________________________________________________________________________________

ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                  $      5,425
Receivables:
 Accounts, net of allowance for doubtful accounts
   of $95,866                                                    82,936
 Unbilled                                                        24,941
Prepaid expenses and other current assets                         3,721
      Total current assets                                      117,023

PROPERTY AND EQUIPMENT - NET                                    197,505

OTHER ASSETS:
Prepaid supplies                                                 44,376
Employee note receivable                                          9,845
Other                                                            11,970

TOTAL                                                      $    380,719
                                                           =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                           $     93,249
Current maturities of long-term debt and capital leases         281,790
Accrued and other liabilities                                    82,389
      Total current liabilities                                 457,428

LONG-TERM DEBT AND CAPITAL LEASES (net of current
   maturities)                                                   74,676
       Total liabilities                                        532,104

STOCKHOLDERS' DEFICT:
Class A convertible preferred stock, $0.001 par value;
  10,000,000 shares authorized, 4,000,000 shares issued
  and outstanding with a liquidation value of $40,000             4,000
Class A common stock, $0.001 par value; 70,000,000 shares
  authorized, 5,912,061 shares issued and outstanding             5,912
Additional paid-in capital                                   19,701,161
Deficit                                                     (19,862,458)
     Total stockholders' deficit                               (151,385)

TOTAL                                                      $    380,719
                                                           =============
________________________________________________________________________________

See condensed notes to consolidated financial statements.

                  COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
________________________________________________________________________________

                                           For the               For the
                                            Three                 Three
                                            months                months
                                         ended March           ended March
                                          31, 2004              31, 2003

REVENUES                                  $  331,113          $   376,632

COSTS OF REVENUES                            252,163              330,912

GROSS PROFIT                                  78,950               45,720

OTHER OPERATING EXPENSES:
 Employee compensation and benefits           55,532               62,950
 Provision for bad debts                      10,305                6,080
 Interest                                     10,573                9,286
 Occupancy and equipment                       9,727               13,269
 Other                                        12,102               12,462
   Total other operating expenses             98,239              104,047

NET LOSS                                  $  (19,289)         $   (58,327)
                                          ===========         ============

NET LOSS PER SHARE:
Basic and diluted                         $    (0.00)         $     (0.01)
                                          ===========         ============

Weighted  average  number of shares
 outstanding - basic and diluted           5,912,061            5,912,061
                                          ===========         ============

________________________________________________________________________________

See condensed notes to consolidated financial statements.

                  COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
________________________________________________________________________________

                                               For the             For the
                                             Three-Months        Three-Months
                                              Ended March         Ended March
                                               31, 2004            31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                     $  (19,289)        $  (58,327)
  Adjustments to reconcile net loss
     to net cash provided by
     operating activities:
   Depreciation and amortization of
     property and intangible assets                11,850             79,130
   Provision for bad debts                         10,305              9,112
  Changes in assets and liabilities, net:
   (Increase) decrease in receivables              13,186              9,329
   Decrease (increase) in other assets              6,663               (190)
   Increase (decrease) in accounts payable
     and accrued and other liabilities            (12,342)           (12,057)
NET CASH PROVIDED BY OPERATING ACTIVITIES-         10,373             26,997

CASH USED IN INVESTING ACTIVITIES -
  Purchases of property and equipment              (1,433)                 -

CASH USED BY FINANCING ACTIVITIES-
  Repayments of long-term debt and
     capital leases                                (5,822)            (6,553)

NET INCREASE IN CASH AND CASH EQUIVALENTS           3,118             20,444

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      2,307              3,390

CASH AND EQUIVALENTS, END OF PERIOD            $    5,425         $   23,834
                                               ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
Interest paid                                  $    5,981         $    9,286
                                               ===========        ===========
Taxes paid                                     $        -         $        -
                                               ===========        ===========

________________________________________________________________________________

See condensed notes to consolidated financial statements.

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

CCI, CCIR and their Parent (collectively, "we" "us" "our") provide telephone, cable television, long distance/interexchange, and public telephone service, mainly to customers who live in multi-tenant residential buildings. Our operations are located in Riverside, California and substantially all of our customers are California, Alabama and Mississippi residents.

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

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the
"SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the
United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of December 31, 2003 and for the years ended December
31, 2003 and 2002 contained in our Form 10-KSB.

Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses from operations and are experiencing difficulty in generating sufficient cash flow to pay our note payable to GST which was due in April 2004 (the note has not been paid and is in default). Our plans include revisiting all aspects of the company's core business in the light of the following:

        a) Relevant legislative mandates that are recognized as having impact on the telecommunications business and the subsequent legal strategies that the major industry players who dominate this market have pursued in regard to those mandates along with the recent court decisions that have resulted from these legal stratagems that will have undoubted bearing on the action of all participants in this market;

        b) Competitive practices and opportunities in the market place related to the company's established business model and the impact that newer technologies will have and continue to have on that model, particularly concerning the cellular phone phenomenon, number portability, the burgeoning business of VOIP (voice over internet protocol) and the general availability of high-speed internet access.
        All of which technologies taken together are proffering alternate models of business and private telecommunicate through relayed message capabilities that are far removed from the traditional model.

        c) A global review of the company's situation in the light of these technologies and what the company's response should be in the face of its admittedly limited financial capability.

Our ability to continue as a going concern is dependent on our ability to raise funds to finance ongoing operations and repay debt; however, there can be no assurance that we will be successful in our efforts to raise additional debt or equity capital and/or that our cash generated by our operations will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Reclassifications

Certain amounts in the 2003 statement of operations have been reclassified to conform to the 2004 presentation.

________________________________________________________________________________

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

        Revenues. Total revenues decreased $45,519, or 12%, to $331,113 for the first quarter of 2004 from $376,632 for the first quarter of 2003.

Apartment Complexes Telephone, Cable Television, and Internet Revenue. During
both of the first quarters of 2003 and 2004, approximately 93% of the total revenue for Competitive Companies was from revenue generated by CCI Residential
Services to apartment complex customers. Revenue from apartment complex customers was derived principally from the sale of long distance and local telephone service and cable television service and consisted of:

        o the monthly recurring charge for basic telephone and/or cable television service;

        o usage based charges for local and long distance calls;

        o charges for services, such as call waiting and call forwarding; and

        o to a lesser extent, non-recurring charges, such as charges for additional lines for an existing customers.

Revenue from apartment complex customers decreased by $43,344 or 12% for the first quarter of 2004 compared to the first quarter 2003, which encompassed 95%
of the $45,519 decrease in revenue. This decrease was due primarily to the decrease in revenue from telephone services we provide to apartment complexes.
We have partially compensated for the competitive pricing from the special free long distance calling plans and free local calling minutes offered by most wire and cellular telephone companies by reducing our prices for long distance services. Even with our more aggressive pricing and package plans, we have not been able to increase our number of apartment complex telephone customers. Some apartment complex customers have continued to use their cellular telephones as their only telephone. The apartment owners have also reported a decline in the apartment complex occupancy rates at several properties, which has directly affected our customer base. The number of apartment complex telephone customers decreased by 223 (12%) from 1,935 in the first quarter of 2003 to 1,712 in the first quarter of 2004. The cable television service revenue also decreased slightly in the first quarter of 2004 as compared to the first quarter of 2003.
With the special offers made by satellite dish television providers, some residents have decided to use those services. These have resulted in our serving approximately 3% or 20 fewer cable television customers as of the end of the first quarter of 2004 compared to the end of the first quarter 2003. In 2002, we began installing high-speed Internet service at some of the apartment complexes we service. Our introduction of high-speed Internet services and competitively priced telephone-cable television-high speed Internet package have resulted in our increasing our apartment complex Internet service customer base by 41 (28%)
customers from 148 for the first quarter of 2003 to 189 for the first quarter of
2004. We believe that the apartment complexes will maintain current occupancy rates at least through the end of 2004 provided no major changes occur in the economy. We anticipate revenue may continue to be slightly reduced due to competitive telephone pricing, cellular service competition, and satellite television competition. Our pricing for telephone service, cable television service, and high-speed Internet service is competitive with major providers, but provides a bundled package that is not available to our customers from any of our competitors. We need to add contracts to service additional apartment complexes in order to significantly increase our customer base. Acquisition of new contracts with apartment owners for telephone, television, and high-speed internet services to their complexes is contingent on potential additional financing from yet unidentified sources to acquire the required equipment. We would prefer financing be done through equity investment in order to minimize capital lease funding and their integral multi-year fixed terms and high interest rates.

        Business and Residential Telephone Revenue. Sales to business and residential customers under our status as a competitive local exchange carrier decreased by 9% ($2,175) compared to the first quarter of 2003 and provided
$25,339 (7%) of the total revenue for the first quarter of 2004. In order to aggressively solicit for business and residential telephone customers and implement a program to possibly market through agents and charitable organizations, we have signed an agreement with the major local exchange carrier in our selected markets. Due to the low margins associated with re-sale of the major local exchange carrier services and higher bad debt associated with business and residential telephone customers compared to apartment complex customers, we postponed attempting to gain significant numbers of customers in this market. Most sales have been through conversions of more credit-worthy apartment complex customers who convert to our re-sale telephone service when they move out of the apartment complexes we service. Our poor financial condition has also limited our ability to hire experienced marketing and sales personnel required to compete in the market. We intend to continue to offer telephone services to apartment complex customers to convert to our re-sale and
Unbundled Network Element-P telephone service when they move out of the apartment complexes we service.

        Gross Margin. Although revenue decreased by $45,519, gross profit increased by $33,250, or 72%, to $78,950 for the first quarter of 2004 from $45,720 for the first quarter of 2003. Overall gross margin as a percentage of total revenues increased to 24% for the first quarter of 2004 compared to 12% in the first quarter 2003. This was due primarily to a reduction in current period depreciation and amortization of approximately $62,000 which resulted because certain long lived assets were expensed as impaired in December 2003. This gross margin for the first quarter of 2004 would have been better had we not lost approximately 12 % of our apartment complex phone customers to both cellular phone providers and lower occupancy rates in the properties. Gross margin on sales to non-apartment unit business and residential customers slightly increased for the first quarter of 2004 compared to the first quarter of 2003.
While the business and residential customer produces additional revenue, the margin is significantly lower compared to the margin for apartment unit customers. We were able to prevent additional reduction in gross margin related to the sales to business and residential customers by being able to assimilate these without additional customer service representatives, technical support, on-site technicians or management personnel.

        Other Operating Expenses. Other operating expenses decreased $5,808, or approximately 6%, to $98,239 in the first quarter of 2004 from $104,047 in the same period in 2003. This decrease resulted primarily from a decrease in employee compensation and benefits of approximately $7,400, which this decrease was primarily due to the elimination of our salaried sales employees, the resignation of our Chief Financial Officer, Larry Halstead and the reduced labor hours associated with part time employees. We anticipate that employee compensation and benefits will increase in the future as employee compensation increases and a replacement CFO is hired. Additional service personnel will also be required, as we add additional customers.

Our provision for bad debts during the first quarter of 2004 was approximately
3% of revenue compared to approximately 2% for the first quarter of 2003.

        Net Loss. As a result of the foregoing, the total net loss decreased by
$39,038 or 67% for the first quarter 2004 to $19,289, from a net loss of $58,327 for the first quarter 2003. Lower negotiated rates from our major long distance wholesaler and cost reductions were partially offset by our overall decrease in phone service revenue and customers.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Cash received from operations was primarily from telephone and cable subscriber revenue generated by our telephone and cable TV service at apartment complexes.
Additional revenue was generated from residential and business telephone customers and high-speed Internet service to selected apartment complexes.

Net cash provided by operating activities for the three months ended March 31,
2004 totaled $10,373. This is a decrease of 62% over the $26,997 net cash provided by operating activities for March 31, 2003.

No cash was provided by investing activities for the three months ended March
31, 2004 or during the three months ended March 31, 2003. Cash used in investing activity was $1,433 for the purchase of internet service equipment for the three months ended March 31, 2004 as compared to no cash used in the same period in
2003.

Net cash used in financing activities for the three months ended March 31, 2004 totaled $5,822, an 11% reduction compared to the $6,553 for the same period in
2003. These were primarily for monthly payments on outstanding notes and capital leases. We are in default on a $207,450 note payable to GST due April 28, 2004 and on a note payable to Frontier Communications Services, Inc., bearing interest at 10% and requiring monthly principal and interest payments of $3,000.
No proceeds from the issuance of common stock were received during either quarter. If we do not raise additional equity, we may use lease financing in the future as one method of adding new equipment and services to both existing and future customers.

Cash flow for the first three months of 2004 totaled $3,118 versus a cash flow of $20,444 during the same period of 2003. Cash flow was decreased primarily due to the $16,624 (62%) decrease in cash provided by operating activities as result of the decrease in telephone service revenue.

Because of changing government mandates, our financial position, legal decisions and cultural fashion, we currently stand at a crossroads in the path of our corporate endeavors after a decade of slow steady progress with a clear path and a well-defined goal in sight. We believe that cash flow from operations will continue to decline during the remainder of 2004 due to the same marketing conditions that have affected us in the last two quarters of the year 2003.
However, recently realized economies brought about by staff reduction and proposed facility downsizing should stabilize the cash flow profile, and allow us to meet our operating commitments for the next twelve months. . This cash profile should improve if we are able to increase our customer base and capitalize on previously implemented operation expense reductions (including cost reductions arising from lower negotiated prices from our telephone vendors). However, our inability to negotiate a marketing contract or hire sales staff because of constrained finances may negatively influence our ability to add additional, residential and business telephone customers and hi-speed internet customers at the apartment complexes we service. In addition, because the only apparent cash inflows we anticipate receiving will arise from collections on billings to our current customer base, we do not expect to have the funds in place to pay certain indebtedness that is in default. Payment of such obligations could only occur if we are able to generate significant additional cash from operations or obtain debt or equity capital. However, even if we are able to identify sources for such financing, additional financing may not be available on commercially reasonable terms or might cause dilution to existing and future equity holders. In addition, if we issue debt instruments, without an accompanying cash reserve, we will be subject to increased debt obligations that will impose a greater financial strain upon our operations.

                                       10

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

                                       11

Item 3. CONTROLS AND PROCEDURES

The Corporation maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities
Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Corporation's Chief Executive Officer and Acting Chief
Financial Officer evaluated the effectiveness of the Corporation's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Corporation's Chief Executive Officer and Acting Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 2. Changes in Securities

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Securities Holders

NONE

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

         Exhibits

            31   Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
                 and Acting Chief Financial Officer, David Kline II

            32   Section 1350 Certification, David Kline II

                                       12

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Competitive Companies, Inc.

                                        By /s/ David Kline II
                                        David Kline II, Chief Executive Officer
                                        and Acting Chief Financial Officer

Date: November 3, 2004

                                       13