Form 10QSB
period 2004-06-30
COMPETITIVE COMPANIES INC
filed 2004-11-08
CIK 1161706

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   FORM 10-QSB

     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                  For the quarterly period ended June 30, 2004.

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

                                 YES ( ) NO (x)

                           COMPETITIVE COMPANIES, INC.
                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION                                           Page

Item 1. Consolidated Financial Statements (unaudited)

  Consolidated Balance Sheet as of June 30, 2004                         3

  Consolidated Statements of Operations for the
  three and six months ended June 30, 2004 and 2003                      4

  Consolidated Statements of Cash Flows for the
  six months ended June 30, 2004 and 2003                                5

  Condensed Notes to Consolidated Financial Statements                   6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations (including
cautionary statement)                                                    8

Item 3.   Controls and Procedures                                       14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                               14

Item 2. Changes in Securities                                           14

Item 3. Defaults Upon Senior Securities                                 14

Item 4. Submission of Matters to a Vote of Securities Holders           14

Item 5. Other Information                                               14

Item 6. Exhibits and Reports on Form 8-K                                14

Signature                                                               14

Certifications                                                          15

                  COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2004
                                   (Unaudited)

________________________________________________________________________________

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                 $       17,335
Receivables:
   Accounts, net of allowance for doubtful
    accounts of $87,411                                           83,270
   Unbilled                                                       23,172
Prepaid expenses and other current assets                          3,887
   Total current assets                                          127,664

PROPERTY AND EQUIPMENT - NET                                     183,313

OTHER ASSETS:
Prepaid supplies                                                  44,376
Employee note receivable                                          10,032
Other                                                             11,970

TOTAL                                                     $      377,355
                                                          ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                          $       93,613
Current maturities of long-term debt and
 capital leases                                                  283,155
Accrued and other liabilities                                     84,543
   Total current liabilities                                     461,311

LONG-TERM DEBT AND CAPITAL LEASES (net
 of current maturities)                                           67,589
   Total liabilities                                             528,900

STOCKHOLDERS' DEFICIT:
Class A convertible preferred stock,
 $0.001 par value; 10,000,000 shares
 authorized, 4,000,000 shares issued
 and outstanding with a liquidation
 value of $40,000                                                  4,000
Class A common stock, $0.001 par value;
 70,000,000 shares authorized, 5,912,061
 shares issued and outstanding                                     5,912
Additional paid-in capital                                    19,701,161
Deficit                                                      (19,862,618)
   Total stockholders' deficit                                  (151,545)

TOTAL                                                     $      377,355
                                                          ===============

________________________________________________________________________________

See condensed notes to consolidated financial statements.

                  COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

____________________________________________________________________________________
                                 For the      For the      For the        For the
                                   Six          Six         Three          Three
                                  months       months       months         months
                                  ended        ended        ended          ended
                                 June 30,     June 30,     June 30,       June 30,
                                  2004         2003         2004           2003

REVENUES                      $   648,007   $   749,394   $   316,894   $   372,762

COSTS OF REVENUES                (484,123)      660,418      (231,960)     (329,506)

GROSS PROFIT                      163,884        88,976        84,934        43,256

OTHER OPERATING EXPENSES:
 Employee compensation
  and benefits                     88,013       121,457        32,481        58,507
 Provision for bad debts           14,508        16,220         4,203        10,140
 Interest Expense                  23,401        19,175        12,828         9,889
 Occupancy and equipment           25,571        26,208        15,844        12,939
 Professional fees                 10,558        11,050        10,558        10,000
 Other                             21,282        18,177         9,180         6,765
  Total other operating
   expenses                       183,333       212,287        85,094       108,240

NET LOSS                      $   (19,449)  $  (123,311)  $      (160)   $  (64,984)
                              ============  ============  ============   ===========

NET LOSS PER SHARE:
Basic and diluted             $     (0.00)  $     (0.02)  $     (0.00)   $    (0.01)
                              ============  ============  ============   ===========

Weighted  average number
 of shares  outstanding -
 basic and diluted              5,912,061     5,912,061     5,912,061     5,912,061
                              ============  ============  ============   ===========

____________________________________________________________________________________

See condensed notes to consolidated financial statements.

                  COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

____________________________________________________________________________________
                                                   For the            For the
                                                  Six-Months         Six-Months
                                                 Ended June 30,     Ended June 30,
                                                     2004               2003
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                       $   (19,449)      $   (123,311)
 Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
   Depreciation and amortization                     26,043            148,040
   Provision for bad debts                           14,508             16,220
 Changes in assets and liabilities, net:
   (Increase) decrease in receivables                10,418              3,706
   Decrease (increase) in other assets                6,310                866
   Decrease in due to bank                                -                  -
   Increase (decrease) in accounts
    payable and accrued and other
    liabilities                                      (9,824)           (16,936)
NET CASH PROVIDED BY OPERATING ACTIVITIES            28,006             28,585

CASH FLOWS USED IN INVESTING ACTIVITIES-
 Purchases of property and equipment                 (1,434)                 -

CASH FLOWS FROM FINANCING ACTIVITIES-
 Repayments of long-term debt and
  capital leases                                    (11,544)           (12,362)

NET INCREASE IN CASH AND CASH EQUIVALENTS            15,028             16,223

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        2,307              3,390

CASH AND EQUIVALENTS, END OF PERIOD             $    17,335       $     19,613
                                                ============      =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Interest paid                                 $    10,732       $     19,950
                                                ============      =============
  Taxes paid                                    $         -       $          -
                                                ============      =============

____________________________________________________________________________________

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

        c) A global review of our situation in the light of these technologies and what our response should be in the face of its admittedly limited financial capability.

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

Reclassifications

Certain amounts in the 2003 statements of operations have been reclassified to conform to the presentation in the 2004 statements of operations.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Revenues. Total revenues decreased $55,868, or 15%, to $316,894 for the second quarter of 2004 from $372,762 for the second quarter of 2003.

        Apartment Complexes, Telephone, Cable Television, and Internet Revenue.
During the second quarter of 2003 and 2004, approximately 93% and 92%, respectively, of the total revenue for Competitive Companies was from revenue generated by CCI Residential Services to apartment complex customers. Revenue from apartment complex customers was derived principally from the sale of long distance and local telephone service and cable television service to apartment complex unit subscribers and consisted of:

        o the monthly recurring charge for basic telephone and/or cable television service;
        o usage based charges for local and long distance calls;
        o charges for services, such as call waiting and call forwarding; and
        o to a lesser extent, non-recurring charges, such as charges for additional lines for an existing customers.

Revenue from apartment complex customers decreased by $55,278 or 15% for the second quarter of 2004 compared to the second quarter 2003 which encompassed most of the $55,868 decrease in revenue. This decrease was due primarily to the decrease in revenue from telephone services we provide to apartment complexes.
We have partially compensated for the competitive pricing from the special free long distance calling plans and free local calling minutes being offered by most wire and cellular telephone companies by reducing our prices for long distance services. Even with our more aggressive pricing and package plans, we have not been able to increase our number of apartment complex telephone customers. Some apartment complex customers have continued to use their cellular telephones as their only telephone. In the second quarter of 2003, we had 1,947 apartment complex telephone customers compared to 1,684 in the second quarter of 2004.
This is a reduction of 14% or 263 fewer telephone customers. With the special offers being made by satellite dish television providers, some residents have decided to use those services. These have resulted in our serving approximately
3% or 19 fewer cable television customers as of the end of the second quarter of
2004 compared to the end of the second quarter 2003. The apartment owners have also reported a decline in the apartment complex occupancy rates at several properties, which has directly affected our customer base. We believe that the apartment complexes decline in occupancy will stabilize and maintain current occupancy rates at least through the end of 2004 provided no major changes occur in the economy. We anticipate revenue may continue to be slightly reduced due to competitive telephone pricing, cellular service competition, and satellite television competition. However, we anticipate that some of the anticipated losses to other service providers will be offset by increases in the number of high-speed Internet customers and promotional package customers. Our pricing for telephone service, cable television service, and high-speed Internet service is competitive with major providers, but provides a bundled package that is not available to our customers from any of our competitors. In order to significantly increase our customer base, we need to add contracts to service additional apartment complexes. Acquisition of new contracts with apartment owners for telephone, television, and high-speed internet services to their complexes is contingent on potential additional financing from as yet unidentified sources to acquire the required equipment. We would prefer financing be done through equity investment in order to minimize capital lease funding and their integral multi-year fixed terms and high interest rates.

        Business and Residential Telephone Revenue. Sales to business and residential customers under our status as a competitive local exchange carrier decreased by 5% ($1,345) compared to the second quarter of 2003 and provided 8%
of the total revenue for the second quarter of 2004 compared to 7% for the second quarter 2003. Due to the low margins associated with re-sale of the major local exchange carrier services and higher bad debt associated with business and residential telephone customers compared to apartment complex customers, we postponed attempting to gain significant numbers of customers in this market.
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

        Gross Margin. Although revenue decreased by $55,868 (15%) from $372,762 for the second quarter of 2003 to $316,894 for the second quarter of 2004, gross profit increased by $41,678, or 96%, to $84,934 for the second quarter of 2004 from $43,256 for the second quarter of 2003. Overall gross margin as a percentage of total revenues increased to 27% for the second quarter of 2004 compared to 12% in the second quarter 2003. This was due primarily to a reduction in current period depreciation and amortization of approximately
$60,100 which resulted because certain long lived assets were expensed as impaired in December 2003. This gross margin for the second quarter of 2004 would have been better had we not (i) lost certain apartment complex phone customers to both cellular phone providers and (ii) not experienced lower occupancy rates in the properties. Since we have had good customer acceptance of our high-speed Internet service, we have been able to compensate for some of the impact of the lower telephone rates on our margin. By allocating our fixed expenses for the high-speed Internet equipment and line costs over more customers, we have improved our gross margin on this service. We were able to prevent additional reduction in gross margin related to the sales to business and residential customers by being able to assimilate these without additional customer service representatives, technical support, on-site technicians or management personnel

        Other Operating Expenses. Other operating expenses decreased $23,146, or
21%, to $85,094 in the second quarter of 2004 from $108,240 in the same period in 2003. The decrease was primarily attributable to the decline in employee compensation and benefits of approximately $26,000. This decline resulted primarily from the resignation of the Company's Chief Financial Officer, Larry
Halstead, in March 2004 which reduced employee and compensation by approximately
$22,000. An additional decrease in such expenses occurred as a result of the elimination of salaried sales employees. We anticipate employee compensation and benefits will increase in the future as additional employees are hired, including a replacement CFO.

        Net Loss. As a result of the foregoing, the total net loss decreased by
$64,824 for the second quarter 2004 to $160, from a net loss of $64,984 for the second quarter 2003

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

        Revenues. Total revenues decreased $101,387, or 14%, to $648,007 during the six months ended June 30, 2004 from total revenues of $749,394 for the corresponding period of 2003.

        Apartment Complexes, Telephone, Cable Television, and Internet Revenue.
Through both the second quarter of 2003 and 2004, approximately 93% of the total revenue for Competitive Companies was from revenue generated by CCI Residential
Services to apartment complex customers. Revenue from apartment complex customers was derived principally from the sale of long distance and local telephone service and cable television service to apartment complex unit subscribers and consisted of:

        o the monthly recurring charge for basic telephone and/or cable television service;
        o usage based charges for local and long distance calls;
        o charges for services, such as call waiting and call forwarding; and
        o to a lesser extent, non-recurring charges, such as charges for additional lines for an existing customers.

Revenue from apartment complex customers decreased by $98,621, or 13% for the second quarter of 2004 compared to the corresponding period of the preceding fiscal year. This amount encompassed approximately 97% of the $101,387 decrease in revenue. This decrease was due primarily to the decrease in revenue from telephone services we provide to apartment complexes. We have partially compensated for the competitive pricing from the special free long distance calling plans and free local calling minutes being offered by most wire and cellular telephone companies by reducing our prices for long distance services.
Some apartment complex customers have continued to use their cellular telephones as their only telephone. Even with our initial price reductions and packages we have not been able to reduce the loss rate of our apartment complex telephone customers. At the end of the second quarter of 2003 we had 1,947 apartment complex telephone customers compared to 1,684 at the end of the second quarter of 2004. This is a reduction of 14% or 263 fewer telephone customers. With the special offers being made by satellite dish television providers, some residents have decided to use those services. These have resulted in our serving approximately 3% or 19 fewer cable television customers as of the end of the second quarter of 2004 compared to the end of the second quarter 2003. We anticipate revenue may continue to be slightly reduced due to competitive telephone pricing, cellular service competition, and satellite television competition. However, we anticipate that most of the anticipated losses to other service providers will be offset by increases in the number of high-speed
Internet customers and promotional package customers. Our pricing for telephone service, cable television service, and high-speed Internet service is competitive with major providers, but provides a bundled package that is not available to our customers from any of our competitors. In order to significantly increase our customer base, we need to add contracts to service additional apartment complexes. Acquisition of new contracts with apartment owners for telephone, television, and high-speed internet services to their

                                       10

complexes is contingent on potential additional financing from as yet unidentified sources to acquire the required equipment. We would prefer financing be done through equity investment in order to minimize capital lease funding and their integral multi-year fixed terms and high interest rates.

        Business and Residential Telephone Revenue. Through the second quarter of
2004, sales to business and residential customers under our status as a competitive local exchange carrier decreased by 6% ($2,765) compared to the results through the second quarter of 2003, and provided $47,425 (7%) of the total revenue through the second quarter of 2004 compared to $50,366 (7%)
through the second quarter 2003. Due to the low margins associated with re-sale of the major local exchange carrier services and higher bad debt associated with business and residential telephone customers compared to apartment complex customers, we postponed attempting to gain significant numbers of customers in this market. Many sales have been through conversions of more credit-worthy apartment complex customers who convert to our re-sale telephone service when they move out of the apartment complexes we service. Our restricted cash flow continues to limit our ability to hire and retain experienced marketing and sales personnel required to complete in this market. We intend to continue to offer telephone services to apartment complex customers to convert to our re-sale and Unbundled Network Element-P telephone service when they move out of the apartment complexes we service.

        Gross Margin. Although revenue decreased by $101,387 (14%) from $749,394 for the six months ended June 30, 2003 to $648,007 for the six months ended June
30, 2004, gross profit increased by $74,908, or 84%, to $163,884 for the six months ended June 30, 2004 from $88,976 for the six months ended June 30, 2003.
Overall gross margin as a percentage of total revenues increased to 25% for the six months ended June 30, 2004 as compared to 12% for the six months ended June
30, 2003 This was due primarily to a reduction in current period depreciation and amortization of approximately $122,000 which resulted because certain long lived assets were expensed as impaired in December 2003. This gross margin for the six months ended June 30, 2004 would have been better had we not (i) lost certain apartment complex phone customers to both cellular phone providers and
(ii) not experienced lower occupancy rates in the properties. Since we have had good customer acceptance of our high-speed Internet service, we have been able to compensate for some of the impact of the lower telephone rates on our margin.
By allocating our fixed expenses for the high-speed Internet equipment and line costs over more customers, we have improved our gross margin on this service.
Gross margin on sales to non-apartment unit business and residential customers decreased to $1,170 ($2,770 or 70%) through the second quarter of 2004 compared to $3,941 through the second quarter of 2003. The margin for business and residential customers compared to the margin for apartment unit customers is significantly lower resulting in an overall lower gross margin. We were able to prevent additional reduction in gross margin related to the sales to business and residential customers by being able to assimilate these without additional customer service representatives, technical support, on-site technicians or management personnel.

        Other Operating Expenses. Other operating expenses decreased $28,954 or
14%, to $183,333 for the six months ended June 30, 2004 as compared to $212,287 for the six months ended June 30, 2003. The decrease was primarily attributable to the decline in employee compensation and benefits of approximately $33,500.
This decline resulted primarily from the resignation of the Company's Chief
Financial Officer, Larry Halstead, in March 2004 which reduced employee compensation and benefits by approximately $22,000. An additional decrease in

                                       11

such expenses occurred as a result of the elimination of salaried sales employees. We anticipate employee compensation and benefits will increase in the future as additional employees are hired, including a replacement CFO.

Our provision for bad debts through the second quarter of 2004 was approximately
2% of revenue compared to approximately 2% through the second quarter of 2003.
This is well below the 4-6% normally experienced by the telephone service industry. The provision for bad debts is periodically adjusted to reflect our best estimate of bad debts for the period. Since we control the last mile access for the apartments we have under contract, we can more readily control these customers' access to other carriers provided they remain tenants of the complex.
If these current tenant customers have an unpaid account, we can refuse to allow access through our switch to other carriers. Since we do not have control to this extent over business and residential customers or apartment unit customers that move off-site, we anticipate the bad debts related to these customers will be higher than it is for current apartment complex customers given the current and expected economic conditions.

        Net Loss. As a result of the foregoing, the total net loss decreased by
$103,862 or 84% for the six months ended June 30, 2004 to $19,449 as compared to a net loss of $123,311 for the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Cash received from operations was primarily from telephone and cable subscriber revenue generated by our telephone and cable TV service at apartment complexes.
Additional revenue was generated from residential and business telephone customers and high-speed Internet service to selected apartment complexes.

Net cash provided by operating activities for the six months ended June 30, 2004 totaled $28,006. This is a decrease of 2% over the $28,585 net cash provided by operating activities for June 30, 2003.

Net cash used by investing activities for the six months ended June 30, 2004 was
$1,434 compared to no cash used for such activities during the six months ended
June 30, 2003.

Net cash used in financing activities for the six months ended June 30, 2004 totaled $11,544, a 7% reduction compared to the $12,362 for the same period in
2003. These cash disbursements arose from monthly payments on outstanding notes and capital leases. With respect to our notes payable, we are in default on a
$207,450 note payable to GST (which was due on April 28, 2004) and a note payable to Frontier Communications Services, Inc. (under which we currently owe principal and interest of approximately $48,000). No proceeds from the issuance of common stock were received during either quarter. If we do not raise additional equity, we may use lease financing in the future as one method of adding new equipment and services to both existing and future customers.

Total cash flow for the first six months of 2004 totaled $15,028 versus $16,223 during the same period of 2003. We believe that the cash flow from operations will remain relatively stable during the remainder of 2004 due to previously implemented operation expense reductions, and that we will be able to meet our operating commitments for the next twelve months. However, because the only apparent cash inflows we are reasonably assured of receiving arise from collections on billings to our current customer base, we do not expect to have

                                       12

the funds in place to pay the aforementioned indebtedness that is in default.
Payment of such obligations could only occur if we are able to generate significant additional cash from operations or obtain debt or equity capital. In this regard, even if we are able to identify sources for such financing, additional financing may not be available on commercially reasonable terms or might cause dilution to existing and future equity holders. In addition, if we issue debt instruments, without an accompanying cash reserve, we will be subject to increased debt obligations that will impose a greater financial strain upon our operations.

Our cash profile should improve if we are able to increase our customer base and capitalize on previously implemented operation expense reductions (including cost reductions arising from lower negotiated prices from our telephone vendors). However, our inability to negotiate a marketing contract or hire sales staff because of constrained finances may negatively influence our ability to add residential and business telephone customers and high-speed internet customers at the apartment complexes we service.

Any such improvement in cash flow is not expected to be sufficient to provide the necessary capital to grow the business significantly and/or contract with apartment complex owners to install telephone switches, cable services, and high-speed Internet services for their apartment complexes. Although the apartment complexes require significant, initial capital investment, the gross margins, customer penetration, and bad debts are significantly better than the business and residential customer market. As such, any future property and equipment acquistions, and related working capital required to fund growth, will have to occur from additional financing from as yet unidentified sources.

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

                                       13

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

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings - NONE

Item 2. Changes in Securities - NONE

Item 3. Defaults Upon Senior Securities - NONE

Item 4. Submission of Matters to a Vote of Securities Holders - NONE

Item 5. Other Information - NONE

Item 6. Exhibits and Reports on Form 8-K

        31.2.1    13a-14(a)/15d-14(a) Certification of Chief Executive Officer
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
                                    Chief Accounting Officer

November 10, 2004