Form 10QSB
period 2004-09-30
COMPETITIVE COMPANIES INC
filed 2004-12-01
CIK 1161706

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   FORM 10-QSB

     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

               For the quarterly period ended September 30, 2004.

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

YES (X) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of November 1, 2004.

5,912,061 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (x)

                           COMPETITIVE COMPANIES, INC.
                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION                                           Page

Item 1. Consolidated Financial Statements (unaudited)

  Consolidated Balance Sheet as of September 30, 2004                    3

  Consolidated Statements of Operations for the
  three and nine months ended September 30, 2004 and 2003                4

  Consolidated Statements of Cash Flows for the
  nine months ended September 30, 2004 and 2003                          5

  Condensed Notes to Consolidated Financial Statements                   6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations (including
cautionary statement)                                                    8

Item 3.   Controls and Procedures                                       13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                               13

Item 2. Changes in Securities                                           13

Item 3. Defaults Upon Senior Securities                                 14

Item 4. Submission of Matters to a Vote of Securities Holders           14

Item 5. Other Information                                               14

Item 6. Exhibits and Reports on Form 8-K                                14

Signature                                                               14

                  COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2004
                                   (Unaudited)

________________________________________________________________________________

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                 $        1,478
Receivables:
   Accounts, net of allowance for doubtful
    accounts of $84,516                                          109,251
   Unbilled                                                       21,924
Prepaid expenses and other current assets                          3,887
   Total current assets                                          136,540

PROPERTY AND EQUIPMENT - NET                                     173,015

OTHER ASSETS:
Prepaid supplies                                                  44,376
Employee receivable                                                9,382
Other                                                             11,970

TOTAL                                                     $      375,283
                                                          ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                          $       83,793
Current maturities of long-term debt and
 capital leases                                                  285,702
Accrued and other liabilities                                     96,803
   Total current liabilities                                     466,298

LONG-TERM DEBT AND CAPITAL LEASES (net
 of current maturities)                                           59,043
   Total liabilities                                             525,341

STOCKHOLDERS' DEFICIT:
Class A convertible preferred stock,
 $0.001 par value; 10,000,000 shares
 authorized, 4,000,000 shares issued
 and outstanding with a liquidation
 value of $40,000                                                  4,000
Class A common stock, $0.001 par value;
 70,000,000 shares authorized, 5,912,061
 shares issued and outstanding                                     5,912
Additional paid-in capital                                    19,701,161
Deficit                                                      (19,861,131)
   Total stockholders' deficit                                  (150,058)

TOTAL                                                     $      375,283
                                                          ===============

________________________________________________________________________________

See condensed notes.

                  COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

____________________________________________________________________________________
                                 For the      For the      For the        For the
                                  Nine         Nine         Three          Three
                                  months       months       months         months
                                  ended        ended        ended          ended
                               September      September    September      September
                                 30, 2004      30, 2003    30, 2004        30, 2003

REVENUES                      $   977,871   $ 1,114,959   $   329,864   $   365,565

COSTS OF REVENUES                 724,590     1,000,883       240,467       338,565

GROSS PROFIT                      253,281       114,076        89,397        27,000

OTHER OPERATING EXPENSES:
 Employee compensation
  and benefits                    121,913       194,290        33,900        72,833
 Provision for bad debts           25,824        26,641        11,316        10,421
 Interest Expense                  35,550        35,560        12,149        16,385
 Occupancy and equipment           40,004        41,764        14,433        15,564
 Professional fees                 20,559        11,050        10,001             -
 Other                             27,393        30,609         6,111        14,323
  Total other operating
   expenses                       271,243       339,914        87,910       129,526

NET INCOME (LOSS)             $   (17,962)  $  (225,838)  $    1,487     $ (102,526)
                              ============  ============  ============   ===========

NET INCOME (LOSS) PER SHARE:
Basic and diluted             $     (0.00)  $     (0.04)  $     (0.00)   $    (0.02)
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

                  COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

____________________________________________________________________________________
                                                   For the            For the
                                                 Nine-Months        Nine-Months
                                               Ended September    Ended September
                                                  30, 2004            30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                       $   (17,962)      $   (225,838)
 Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
   Depreciation and amortization                     36,342            220,569
   Provision for bad debts                           25,824             26,641
 Changes in assets and liabilities, net:
   (Increase) decrease in receivables               (25,631)            (7,109)
   Decrease (increase) in other assets                6,960             (2,014)
   Increase (decrease) in accounts payable          (22,886)            (7,484)
   Increase (decrease) in accounts
    payable and accrued and other
    liabilities                                      15,501              5,436
NET CASH PROVIDED BY OPERATING ACTIVITIES            18,148             10,201

CASH FLOWS PROVIDED BY IN INVESTING ACTIVITIES-
 Purchases of property and equipment                 (1,434)                 -

CASH FLOWS FROM FINANCING ACTIVITIES-
 Repayments of long-term debt and
  capital leases                                    (17,543)           (11,329)

NET CHANGE IN CASH AND CASH EQUIVALENTS                (829)            (1,128)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        2,307              3,390

CASH AND EQUIVALENTS, END OF PERIOD             $     1,478       $      2,262
                                                ============      =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Interest paid                                 $    14,547       $     35,560
                                                ============      =============
  Taxes paid                                    $         -       $          -
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

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the
"SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the
United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended Septembe 30,
2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of December 31, 2003 and for the years ended December 31, 2003 and 2002 contained in our Form 10-KSB.

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER
30, 2003

Revenues. Total revenues decreased $35,701, or 10%, to $329,864 for the third quarter of 2004 from $365,565 for the third quarter of 2003.

        Apartment Complexes, Telephone, Cable Television, and Internet Revenue.
During both of the third quarter of 2003 and 2004, approximately 93%
respectively, of the total revenue for Competitive Companies was from revenue generated by CCI Residential Services to apartment complex customers. Revenue from apartment complex customers was derived principally from the sale of long distance and local telephone service and cable television service to apartment complex unit subscribers and consisted of:

        o the monthly recurring charge for basic telephone and/or cable television service;
        o usage based charges for local and long distance calls;
        o charges for services, such as call waiting and call forwarding; and
        o to a lesser extent, non-recurring charges, such as charges for additional lines for an existing customers.

Revenue from apartment complex customers decreased by $31,999 or 9% for the third quarter of 2004 compared to the third quarter 2003 which encompassed most of the $35,701 decrease in revenue. This decrease was due primarily to the decrease in revenue from telephone services we provide to apartment complexes.
We have partially compensated for the competitive pricing from the special free long distance calling plans and free local calling minutes being offered by most wire and cellular telephone companies by reducing our prices for long distance services. Even with our more aggressive pricing and package plans, we have not been able to increase our number of apartment complex telephone customers. Some apartment complex customers have continued to use their cellular telephones as their only telephone. In the third quarter of 2003, we had 1,878 apartment complex telephone customers compared to 1,632 in the third quarter of 2004.
This is a reduction of 13% or 246 fewer telephone customers. With the special offers being made by satellite dish television providers, some residents have decided to use those services. These have resulted in our serving approximately
10% or 61 fewer cable television customers as of the end of the third quarter of
2004 compared to the end of the third quarter 2003. The apartment owners have also reported a decline in the apartment complex occupancy rates at several properties, which has directly affected our customer base. We believe that the apartment complexes decline in occupancy will stabilize and maintain current occupancy rates at least through the end of 2004 provided no major changes occur in the economy. We anticipate revenue may continue to be slightly reduced due to competitive telephone pricing, cellular service competition, and satellite television competition. However, we anticipate that some of the anticipated losses to other service providers will be offset by increases in the number of high-speed Internet customers and promotional package customers. Our pricing for telephone service, cable television service, and high-speed Internet service is competitive with major providers, but provides a bundled package that is not available to our customers from any of our competitors. In order to significantly increase our customer base, we need to add contracts to service additional apartment complexes. Acquisition of new contracts with apartment owners for telephone, television, and high-speed internet services to their complexes is contingent on potential additional financing from as yet unidentified sources to acquire the required equipment. We would prefer financing be done through equity investment in order to minimize capital lease funding and their integral multi-year fixed terms and high interest rates.

        Business and Residential Telephone Revenue. Sales to business and residential customers under our status as a competitive local exchange carrier decreased by 14% ($3,702) compared to the third quarter of 2003 and provided 7%
of the total revenue for the third quarter of 2004 compared to 7% for the third quarter 2003. Due to the low margins associated with re-sale of the major local exchange carrier services and higher bad debt associated with business and residential telephone customers compared to apartment complex customers, we postponed attempting to gain significant numbers of customers in this market.
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

        Gross Margin. Although revenue decreased by $35,701 (10%) from $365,565 for the third quarter of 2003 to $329,864 for the third quarter of 2004, gross profit increased by $62,397, or 231%, to $89,397 for the third quarter of 2004 from $27,000 for the third quarter of 2003. Overall gross margin as a percentage of total revenues increased to 27% for the third quarter of 2004 compared to 7%
in the third quarter 2003. This was due primarily to a reduction in current period depreciation and amortization of approximately $63,700 which resulted because certain long lived assets were expensed as impaired in December 2003.
This gross margin for the third quarter of 2004 would have been better had we not (i) lost certain apartment complex phone customers to both cellular phone providers and (ii) not experienced lower occupancy rates in the properties.
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

        Other Operating Expenses. Other operating expenses decreased $41,616, or
32%, to $87,910 in the third quarter of 2004 from $129,526 in the same period in
2003. The decrease was primarily attributable to the decline in employee compensation and benefits of approximately $38,933. This decline resulted primarily from the resignation of the Company's Chief Financial Officer in March
2004 which reduced employee and compensation by approximately $18,000. An additional decrease in such expenses occurred as a result of the elimination of salaried sales employees. We anticipate employee compensation and benefits will increase in the future as additional employees are hired, including a replacement CFO.

        Net Loss. As a result of the foregoing, the total net loss decreased by
$101,039 for the third quarter 2004 to a net income of $1,487, from a net loss of $102,526 for the third quarter 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
2003

        Revenues. Total revenues decreased $137,088, or 12.3%, to $977,871 during the nien months ended September 30, 2004 from total revenues of $1,114,959 for the corresponding period of 2003.

        Apartment Complexes, Telephone, Cable Television, and Internet Revenue.
Through both the third quarter of 2003 and 2004, approximately 92% and 93%
respectively, of the total revenue for Competitive Companies was from revenue generated by CCI Residential Services to apartment complex customers. Revenue from apartment complex customers was derived principally from the sale of long distance and local telephone service and cable television service to apartment complex unit subscribers and consisted of:

        o the monthly recurring charge for basic telephone and/or cable television service;
        o usage based charges for local and long distance calls;
        o charges for services, such as call waiting and call forwarding; and
        o to a lesser extent, non-recurring charges, such as charges for additional lines for an existing customers.

Revenue from apartment complex customers decreased by $128,890, or 12% for the nine months ended September 30, 2004 compared to the corresponding period of 2003. This amount encompassed approximately 94% of the $137,088 decrease in revenue. This decrease was due primarily to the decrease in revenue from telephone services we provide to apartment complexes. We have partially compensated for the competitive pricing from the special free long distance calling plans and free local calling minutes being offered by most wire and cellular telephone companies by reducing our prices for long distance services.
Some apartment complex customers have continued to use their cellular telephones as their only telephone. Even with our initial price reductions and packages we have not been able to reduce the loss rate of our apartment complex telephone customers. At the end of the third quarter of 2003 we had 1,878 apartment complex telephone customers compared to 1,632 at the end of the third quarter of 2004. This is a reduction of 13% or 246 fewer telephone customers. With the special offers being made by satellite dish television providers, some residents have decided to use those services. These have resulted in our serving approximately 9% or 61 fewer cable television customers as of the end of the third quarter of 2004 compared to the end of the third quarter 2003. We anticipate revenue may continue to be slightly reduced due to competitive telephone pricing, cellular service competition, and satellite television competition. However, we anticipate that most of the anticipated losses to other service providers will be offset by increases in the number of high-speed
Internet customers and promotional package customers. Our pricing for telephone service, cable television service, and high-speed Internet service is competitive with major providers, but provides a bundled package that is not available to our customers from any of our competitors. In order to significantly increase our customer base, we need to add contracts to service additional apartment complexes. Acquisition of new contracts with apartment owners for telephone, television, and high-speed internet services to their

                                       10

complexes is contingent on potential additional financing from as yet unidentified sources to acquire the required equipment. We would prefer financing be done through equity investment in order to minimize capital lease funding and their integral multi-year fixed terms and high interest rates.

        Business and Residential Telephone Revenue. Through the third quarter of
2004, sales to business and residential customers under our status as a competitive local exchange carrier decreased by 10% ($8,199) compared to the results through the third quarter of 2003, and provided $74,069 (8%) of the total revenue through the third quarter of 2004 compared to $82,268 (7%) through the third quarter 2003. Due to the low margins associated with re-sale of the major local exchange carrier services and higher bad debt associated with business and residential telephone customers compared to apartment complex customers, we postponed attempting to gain significant numbers of customers in this market. Many sales have been through conversions of more credit-worthy apartment complex customers who convert to our re-sale telephone service when they move out of the apartment complexes we service. Our restricted cash flow continues to limit our ability to hire and retain experienced marketing and sales personnel required to complete in this market. We intend to continue to offer telephone services to apartment complex customers to convert to our re-sale and Unbundled Network Element-P telephone service when they move out of the apartment complexes we service.

        Gross Margin. Although revenue decreased by $137,088 (12%) from $1,114,959 for the nine months ended September 30, 2003 to $977,871 for the nine months ended September 30, 2004, gross profit increased by $139,205, or 122%, to
$253,281 for the nine months ended September 30, 2004 from $114,076 for the nine months ended September 30, 2003. Overall gross margin as a percentage of total revenues increased to 26% for the nine months ended September 30, 2004 as compared to 10% for the nine months ended September 30, 2003 This was due primarily to a reduction in current period depreciation and amortization of approximately $185,734 which resulted because certain long lived assets were expensed as impaired in December 2003. This gross margin for the nine months ended September 30, 2004 would have been better had we not (i) lost certain apartment complex phone customers to both cellular phone providers and (ii) not experienced lower occupancy rates in the properties. Since we have had good customer acceptance of our high-speed Internet service, we have been able to compensate for some of the impact of the lower telephone rates on our margin. By allocating our fixed expenses for the high-speed Internet equipment and line costs over more customers, we have improved our gross margin on this service.
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

        Other Operating Expenses. Other operating expenses decreased $68,671 or
20%, to $271,243 for the nine months ended September 30, 2004 as compared to
$339,914 for the nine months ended September 30, 2003. The decrease was primarily attributable to the decline in employee compensation and benefits of approximately $72,377. This decline resulted primarily from the resignation of the Company's Chief Financial Officer in March 2004 which reduced employee compensation and benefits by approximately $38,000. An additional decrease in such expenses occurred as a result of the elimination of salaried sales employees. We anticipate employee compensation and benefits will increase in the future as additional employees are hired, including a replacement CFO.

                                       11

Our provision for bad debts through the third quarter of 2004 was approximately
3% of revenue compared to approximately 2% through the third quarter of 2003.
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

        Net Loss. As a result of the foregoing, the total net loss decreased by
$207,876 or 92% for the nine months ended September 30, 2004 to $17,963 as compared to a net loss of $225,838 for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Cash received from operations was primarily from telephone and cable subscriber revenue generated by our telephone and cable TV service at apartment complexes.
Additional revenue was generated from residential and business telephone customers and high-speed Internet service to selected apartment complexes.

Net cash provided by operating activities for the nine months ended September
30, 2004 totaled $18,148. This is an increase of 78% over the $10,201 net cash provided by operating activities for the corresponding period of the preceding fiscal year.

Net cash used by investing activities for the nine months ended September 30, 2004 was
$1,434 compared to no cash used for such activities during the nine months ended
September 30, 2003.

Net cash used in financing activities for the nine months ended September 30, 2004 totaled $17,543, a 55% increase compared to the $11,329 for the same period in
2003. These cash disbursements arose from monthly payments on outstanding notes and capital leases. With respect to our notes payable, we are in default on a
$207,450 note payable to GST (which was due on April 28, 2004) and a note payable to Frontier Communications Services, Inc. (under which we currently owe principal and interest of approximately $49,000). No proceeds from the issuance of common stock were received during either quarter. If we do not raise additional equity, we may use lease financing in the future as one method of adding new equipment and services to both existing and future customers.

Net cash used for the first nine months of 2004 totaled $829 versus $1,128 during the same period of 2003. We believe that the cash flow from operations will remain relatively stable during the remainder of 2004 due to previously implemented operation expense reductions, and that we will be able to meet our operating commitments for the next twelve months. However, because the only apparent cash inflows we are reasonably assured of receiving arise from collections on billings to our current customer base, we do not expect to have

                                       12

the funds in place to pay the aforementioned indebtedness that is in default.
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

CAUTIONARY STATEMENT

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by our officers or our agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the
Securities Act, as amended and Section 21E of the Securities Exchange Act of
1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management's
Discussion and Analysis or Results of Operations, and include statements regarding the intent, belief or current expectations us, our directors or our officers with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans and (iii) our future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability of us to successfully internally develop our products; (ii) any adverse effect or limitations caused by
Governmental regulations; (iii) any adverse effect on our positive cash flow and abilities to obtain acceptable financing in connection with our growth plans;
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

Item 3. Defaults Upon Senior Securities - NONE

Item 4. Submission of Matters to a Vote of Securities Holders - NONE

Item 5. Other Information - NONE

Item 6. Exhibits and Reports on Form 8-K

        31        13a-14(a)/15d-14(a) Certification of Chief Executive Officer
                  and Chief Accounting Officer, David Kline II

        32        Section 1350 Certification, David Kline II

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

November 19, 2004