Form 10KSB
period 2004-12-31
COMPETITIVE COMPANIES INC
filed 2005-04-29
CIK 1161706

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                    For Fiscal Year Ended: December 31, 2004

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

              For the transition period from _________ to ________

                        Commission file number: 333-76630

                           Competitive Companies, Inc.
                 (Name of small business issuer in our charter)

          Nevada                            65-1146821                      7389
(State or other jurisdiction of     (Primary Standard Industrial      (I.R.S. Employer
incorporation or organization)       Classification Code Number)    Identification Number)

3751 Merced Drive, Suite A Riverside, CA                          92503
(Address of principal executive offices)                        (Zip Code)

        Registrant's telephone number, including area code: 951.687.6100

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
(Title of class)

Preferred Stock
(Title of class)

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

       State issuer's revenues for its most recent fiscal year: $1,268,734

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

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of March 31 2005 there were
5,912,061 shares of common stock outstanding.

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

   Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

Item 8. Changes In and Disagreements With Accountants on Accounting
        and Financial Disclosure.........................................41
Item 8A. Controls and Procedures.........................................41
PART III.................................................................41
Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance With Section 16(a) of the Exchange Act................41
Item 10. Executive Compensation..........................................43
Item 11. Security Ownership of Certain Beneficial Owners and

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

As of March 31, 2005, we were operational in 10 apartment complexes in
California, Mississippi, and Alabama using 8 of our own telephone switches.

Recent developments in our industry, such as court decisions concerning access fees, increase use of cell phones by apartment dwellers and the like, have caused us to reevaluate our business plan.

Accordingly, we have agreed to enter into a reverse triangular merger transaction with CA Networks. At the Effective Date, by virtue of the Merger and without any action on the part of any holder of any capital stock of either our acquisition subsidiary ["CAC"], us ["CCI"] or CA Networks, Inc. ["CAN"], and
subject to all the terms and conditions of this Agreement, at the Closing, the
CAN agrees to receive from the CAC, and CAC agrees to issue to the shareholders of the CAN (a "Shareholder") 40,559,999 Shares of Common Stock of CCI ("CCI
Shares") (the "Share Consideration") in exchange for 40,559,999 Shares of Common
Stock of CAN ("CAN's Shares"). Each of CAN's Shares that is issued and outstanding immediately before the Closing, other than shares with respect to which the right to dissent has been exercised, shall entitle the holder thereof to receive one CCI Common Share.

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

Our other subsidiary, CCI Residential Services, operating under shared tenant services provisions within each state, is a non-regulated company and is not required to file tariffs with state public utilities commissions and does not have to comply with commission rules regarding local exchange carriers. CCI
Residential Services can sign individual agreements with property owners allowing for payments to the property owner of a portion of the revenue CCI
Residential receives from the apartment complex residents on the owner's property, and legally avoid the more onerous rate filing requirements of its regulated subsidiary and other regulated carriers. As a shared tenant service provider CCI Residential Services is required by each state's public utilities commission to provide regulated carriers with equal access to the apartment complexes it services. CCI Residential Services accounts for approximately 92%
of our revenue through an oral agreement whereby we sell services from
Competitive Communications, our regulated subsidiary, through our unregulated subsidiary CCI Residential Services.

The remaining 8% of Competitive Companies' revenue was from direct sales to other residential and business customers. We anticipate that Competitive
Communications direct sales percentage will increase in the future as we increase our residential and business customer base and move from a re-seller of the local telephone carriers' services to sharing a portion of the local telephone carriers' switches. This move will significantly reduce our costs from the local telephone carrier.

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
Initially, we plan to add these agents in California then subsequently in other western states as we become an authorized local exchange carrier in those states. We anticipate that the small to medium size businesses will provide better gross margins than the residential market since the business customers normally make more long distance calls, create less bad debt than residential customers, and are more apt to subscribe to high speed Internet services that we offer. Presently approximately 92% of Competitive Communications sales is to CCI
Residential Services, and the remaining 8% is from direct sales of telephone and
Internet services to residential and business customers. Presently all of
Competitive Communications direct sales business is from telephone service to residential and business customers and less than 1% from other sources.

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

Services are sold by CCI Residential Services as bundled or unbundled depending on the customer's preference. Competitive Communications sells unbundled telephone, cable television, and Internet services to CCI Residential Services at or marginally above Competitive Communications' cost. CCI Residential
Services then sells these services to apartment complex customers at competitive market prices. By having all outside service agreements under Competitive
Communications, we are able and will be able in the future to negotiate better terms and discounts based on the combined volume of Competitive Communications'
and CCI Residential Services' customer base. When tenants move into an apartment complex serviced by us, the leasing agent informs them that the complex has a private telephone service provider and a private cable television provider (in those locations where we provide the cable television service). The tenant must contact us in order to activate their telephone and cable television service. If the tenant prefers to receive service from the local telephone company instead of us, they may do so. However, their telephone line must be cross-connected from us to the local telephone company. This may take the telephone company from a few days to two weeks to accomplish and cost the tenant for the work. If the tenant selects our service, in most cases we can activate their telephone service while they are still on the line. On an average more than 59% of the tenants decide to use our telephone service. Those who do not use our telephone service can select a local carrier, use their cell phones only or do not have telephone service. Over 71% of tenants use our cable television service at those complexes where we offer the service. Those who do not use our services either use satellite television dishes for service or do not have television service.
Approximately 21% of tenants use our DSL internet service. Presently, approximately 67% of CCI Residential Services' revenue is from telephone related service, approximately 24% is from cable television service, and approximately
9% is from Internet service to tenants of apartment complexes. serviced by the company. We anticipate the percentage of Internet services will increase in the future as we expand our internet service offering to additional complexes that we service and penetration increases.

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
Competitive Communications has negotiated an agreement with Qwest Communications for volume discounts for long distance re-sale. Prior to signing with Qwest we had previous long distance service providers that were more expensive than Qwest and provided very poor service. Periodically we review proposals from other long distance providers to ensure that it is receiving the best possible rates.
Should we find better rates with comparable service, we would either request revision of the Qwest agreement or select the more cost effective provider and transition to the new provider.

Internet Services

Commencing in May 2002 we began installing and offering high speed Internet service to selected apartment complex customers. We offer high speed Internet access services via Digital Subscriber Line, ("DSL"). After accepting bids from five other carriers, based on price and service quality, Qwest was selected as carrier to provide our Internet service telephone lines at selected apartment complexes that we service. Since Qwest does not provide ubiquitous dial-up and high-speed internet service in our business and residential market areas, we also have Internet re-sale agreements with Covad Communications that cover most of our selected business and residential markets.

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

Our other subsidiary, CCI Residential Services, operating under shared tenant services provisions within each state, is a non-regulated company and is not required to file tariffs with state public utilities commissions and does not have to comply with commission rules regarding local exchange carriers. CCI
Residential Services can sign individual agreements with property owners allowing for payments to the property owner of a portion of the revenue CCI
Residential receives from the apartment complex residents on the owner's property, and legally avoid the more onerous rate filing requirements of its regulated subsidiary and other regulated carriers. As a shared tenant service provider CCI Residential Services is required by each state's public utilities commission to provide regulated carriers with equal access to the apartment complexes it services. CCI Residential Services accounts for approximately 92%
of Competitive Holdings' revenue.

Competitive Communications buys or leases telephone-switching equipment and leases transmission capacity from other carriers and then provides telecommunications services to our non-regulated subsidiary, CCI Residential
Services, which in turn provides these services to residents of apartment complexes. Competitive Communications also directly offers these services to other residential and business customers. During 2003, Competitive
Communications accounted for approximately 8% of Competitive Holdings' revenue.
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

Employees

As of December 31, 2004, we had 5 full-time staff of which 2 are management, 2 are technical and 1 is administrative, and we have 1 part-time employee. None of our employees are represented by a collective bargaining agreement. We believe that we enjoy good relationships with our employees.

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

Our operating losses for the year ended December 31, 2004 totaled $34,981. We have never operated at a profit. As of December 31, 2004, we had a stockholders'
deficit of $167,077. As of December 31, 2004, we only had $5,680 in current cash available to finance our operations and a working capital deficit of $339,177.

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

Our ability to continue as a going concern is dependent on our ability to raise funds to finance ongoing operations and repay debt; however we may not be able to raise sufficient funds to do so. Our independent auditors have indicated that there is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition has led us to revise our business plan and enter into the Merger Agreement. Because of these factors, an investor cannot determine if we will remain profitable.

In connection with issuance of additional shares of common stock under the terms of our anticipated reorganization and potential related dilution, the value of your investment may be reduced.

Recent developments in our industry, such as court decisions concerning access fees, increase use of cell phones by apartment dwellers and the like, have caused us to reevaluate our business plan.

Accordingly, we have agreed to enter into a reverse triangular merger transaction with CA Networks. At the Effective Date, by virtue of the Merger and without any action on the part of any holder of any capital stock of either our acquisition subsidiary ["CAC"], us ["CCI"] or CA Networks, Inc. ["CAN"], and
subject to all the terms and conditions of this Agreement, at the Closing, the
CAN agrees to receive from the CAC, and CAC agrees to issue to the shareholders of the CAN (a "Shareholder") 40,559,999 Shares of Common Stock of CCI ("CCI
Shares") (the "Share Consideration") in exchange for 40,559,999 Shares of Common
Stock of CAN ("CAN's Shares"). Each of CAN's Shares that is issued and outstanding immediately before the Closing, other than shares with respect to which the right to dissent has been exercised, shall entitle the holder thereof to receive one CCI Common Share.

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

Collectively, our officers and directors beneficially own approximately 50% of our outstanding common stock. In addition, they own 3,125,000 options or warrants which are exercisable to purchase additional shares of common stock at an average price of $0.16 during the next five years. They also own 4,000,000 shares of Class A convertible preferred stock which may be converted into
20,000,000 additional shares of common stock for no additional consideration under certain circumstances in the future, although the Class A stock is to be cancelled in connection with our anticipated merger. As such, our officers/
directors and their family members control the outcome of all matters submitted to a vote by the holders of our common stock, including the election of our directors, amendments to our certificate of incorporation and approval of significant corporate transactions. Additionally, our officers and directors could delay, deter or prevent a change in our control that might be beneficial to our other stockholders.

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

The conversion events are as follows:

                                                                     Number of shares of
Event                                                                common stock issued upon conversion

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
While no Class A convertible preferred shares have been converted to common stock the 100% increase in the combined number of owned apartment complex passing plus non-apartment complex customers event has been achieved.

It is anticipated that the Class A preferred stock will be cancelled in connection with the anticipated merger without any conversion shares ever being issued.

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

Depending upon the average opening bid/ask price, there will be from zero to
2,990,872 shares of common stock issued in conversion of the Class B convertible preferred shares.

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

Options

We have 3,435,000 outstanding non-statutory options to the following:

Name                                  Number of Option   Exercise Price   Number Currently
Officers, Directors & Affiliates:                                           Exercisable

     Jerald Woods                           500,000          $1.00               0
     Judy Kline (1)                       2,625,000          $0.001          2,625,000

     Sub-Total                            3,125,000                          2,625,000

Others:

     Employees                              245,000          $0.001            254,000
     Employees                               70,000          $1.00              28,000

     Sub-Total                              315,000                            282,000

     Total                                3,435,000                          2,907,000

(1) Judy Kline is an employee of Competitive Companies and mother Mr. David
Kline II, Competitive Companies' former Chairman, C.E.O., President, C.O.O. & Director.
As Mr. Kline is over 21 years of age and does not live with his mother, he disclaims beneficial ownership of the shares underlying Ms. Kline's options.

The general terms to exercise the options for all except Jerald Woods are the same. Exercise dates and amounts which can be exercised vary. No options may be exercised until two years after initial grant of the individual option. Options are normally exercisable over a five-year period as follows: at the end of:

        o First year - 0%,
        o Second year - 40%
        o Third through fifth year - 20% each year.

The options granted Mr. Woods require certain levels of performance from them in order for them to exercise each level.

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

Holders

As of March 31, 2005, we had 131 holders of record of our common stock.

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

As of March 31, 2005, we were operational in 10 apartment complexes in
California, Mississippi, and Alabama using 8 of our own telephone switches.

Recent developments in our industry, such as court decisions concerning access fees, increase use of cell phones by apartment dwellers and the like, have caused us to reevaluate our business plan.

Accordingly, we have agreed to enter into a reverse triangular merger transaction with CA Networks. At the Effective Date, by virtue of the Merger and without any action on the part of any holder of any capital stock of either our acquisition subsidiary ["CAC"], us ["CCI"] or CA Networks, Inc. ["CAN"], and
subject to all the terms and conditions of this Agreement, at the Closing, the
CAN agrees to receive from the CAC, and CAC agrees to issue to the shareholders of the CAN (a "Shareholder") 40,559,999 Shares of Common Stock of CCI ("CCI
Shares") (the "Share Consideration") in exchange for 40,559,999 Shares of Common
Stock of CAN ("CAN's Shares"). Each of CAN's Shares that is issued and outstanding immediately before the Closing, other than shares with respect to which the right to dissent has been exercised, shall entitle the holder thereof to receive one CCI Common Share.

Fiscal year ended December 31, 2004 vs. Fiscal year ended December 31, 2003

                                                             2004          2003

REVENUES                                                 $ 1,268,734   $ 1,455,793

COSTS OF REVENUES                                            934,586     1,328,290

GROSS PROFIT                                                 334,148       127,503

OTHER EXPENSES:
  Employee compensation and benefits                         165,395       258,911
  Occupancy and equipment                                     52,122        56,307
  Interest expense                                            48,051        45,808

  Provision for bad debts                                     37,579        34,775
  Professional fees                                           24,609        25,731
  Loss on disposal of assets                                       -         4,081
  Loss from impairment of intangible contract
    revenue rights                                                 -       100,834
  Loss from impairment of equipment                                -       686,245
  Other                                                       41,373        39,077
     Total other expenses                                    369,129     1,251,769

NET LOSS                                                 $   (34,981)  $(1,124,266)
                                                         ============  ============

Our revenues decreased 12.8% from $1,455,793 for the period ended December 31, 2003 to
$1,268,734 for the period ended December 31, 2004 due to a rise in cellphone usage which has adversely effected our retention rate and our new passing sign up rate.

Our cost of revenues decreased 29.6% from $1,328,290 for the period ended
December 31, 2003 to $934,586 for the period ended December 31, 2004 due to the fact that our revenues decreased and thus related expenses decreased slightly.
In addition, as a result of an impairment loss in 2003, depreciation and amortization of approximately $150,000 is no longer included in cost of revenues.

Our other expenses decreased 33.2% from $552,264 for the period ended December 31,
2003 to $369,129 for the period ended December 31, 2004. This decline was due to decreases in employee compensation as a result of the resignation of the
Company's Chief Financial officer and the elimination of the salaried sales employees. In addition, there were losses from impairments of equipment and intangible assets of $787,079 for the period ended December 31, 2003 and none for the period ended December 31, 2004.

Our net loss decreased 97% from $1,124,266 for the period ended December 31, 2003 to
($34,981) for the period ended December 31, 2004 due to the foregoing.

Commitments

We lease our operating facility under a non-cancelable operating lease. Future minimum lease payments required are approximately as follows:

     Years Ending
     December 31,                                       Amounts

        2005                                         $    35,300
        2006                                              32,000

       Total                                         $    67,300
                                                     ===========

We also lease certain equipment used in our operations under various capital leases. Future minimum lease payments under the leases are as follows:

Years Ending
December 31,                                                  Amounts

   2005                                                      $  27,140

                                       21

   2006                                                         13,955
   Total minimum lease payments                                 41,095
   Less amount representing interest                            (6,348)
   Present value of future minimum lease payments               34,747
   Less current maturities                                     (21,666)

   Capital lease obligations, net of current maturities      $  13,081
                                                             ==========

Each of the leases contain options which allow us to purchase the equipment for
$1.00 at the end of the lease terms.

In connection with the registration of our common stock with the Securities and
Exchange Commission during 2003, we issued 1,495,436 convertible Class B preferred shares to certain of our shareholders, in the event that the opening trading price of our common stock in the secondary market does not meet the following requirements. If the average opening bid price of our common stock is less than $3.00 per share, we will be obligated to issue additional shares to holders of 1,495,436 shares of our preferred stock so that the fair market value of shares held by these stockholders is $3.00 (for example, if the opening bid price of our common stock is $1.00 per share, we would be obligated to issue an additional 2,990,872 shares of our common stock).

We issued 1,000,000 shares of our convertible Class C preferred stock to the previous shareholders of HTP in the event that the average closing bid price of our common stock is less than $3.00 per share for the first five days of trading in the secondary market. For example, if the average closing bid price of our common stock is $1.00 per share, we will be required to issue an additional
2,000,000 shares of our common stock if the aforementioned merger is not completed.

Liquidity and capital resources

We have incurred losses since inception, considered on a pro forma basis after our recent reorganization, and may incur future losses. We are in default on a major debt obligation. Our poor financial condition raises substantial doubt about our ability to continue as a going concern.

Our operating losses from inception to December 31, 2004 totaled $19,878,150. As of December 31, 2004, we had a stockholders' deficit of $167,077. As of
December 31, 2004, we only had $5,680 in current cash available to finance our operations and a working capital deficit of $339,177.

In addition we are in default on a $207,450 note payable to GST due April 28,
2004. The note is secured by the telecommunications equipment purchased with the proceeds from the note. GST has filed for bankruptcy and is winding up its business affairs and a new creditor has not been assigned.

We are also in default on a note payable to Frontier Communications Services,
Inc., bearing interest at 10% and requiring monthly principal and interest payments of $3,000. Frontier is currently in bankruptcy and the new creditor has not yet been assigned. This note was originally due on March 15, 2003, however due to the aforementioned, the required monthly payments have not been made since December 31, 2002. The note is secured by the telecommunications equipment purchased with the proceeds from the note. We also have debt of $39,363 to a related party and $6,916 to Ford Motor Credit, which are not in default

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

                                       23

Item 7. Financial Statements.

                           COMPETITIVE COMPANIES, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements
                    as of December 31, 2004 and for the years
                        ended December 31, 2004 and 2003
                                       and
                        Report of Independent Registered
                             Public Accounting Firm

                           COMPETITIVE COMPANIES, INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS
________________________________________________________________________________

                                                                       Page

Report of Independent Registered Public Accounting Firm                  26

Consolidated Financial Statements:

      Consolidated Balance Sheet as of December 31, 2004                 27

      Consolidated Statements of Operations for the years ended
          December 31, 2004 and 2003                                     28

      Consolidated Statements of Stockholders' Equity (Deficit) for
          the years ended December 31, 2004 and 2003                     29

      Consolidated Statements of Cash Flows for the years ended
          December 31, 2004 and 2003                                     30

      Notes to Consolidated Financial Statements                         31

________________________________________________________________________________

                     [Letterhead of Kingery & Crouse, P.A.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Competitive Companies, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheet of Competitive
Companies, Inc. and subsidiaries (the "Company") as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity
(deficit) and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of
December 31, 2004, and the results of its operations and cash flows the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has suffered recurring losses from operations and has been unable to generate sufficient cash flow to meet a significant debt obligation that was due in April
2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kingery & Crouse, P.A.

April 14, 2005
Tampa, FL

                  COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

               CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2004
________________________________________________________________________________

ASSETS

CURRENT ASSETS:
Cash                                                         $      5,680
Receivables:
   Accounts, net of allowance for doubtful accounts of
      $86,514                                                     101,951
   Unbilled                                                        22,045
Prepaid expenses and other current assets                           4,023
      Total current assets                                        133,699

PROPERTY AND EQUIPMENT - NET                                      165,688

OTHER ASSETS                                                       56,347

TOTAL                                                        $    355,734
                                                             =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                             $     88,914
Current maturities of long-term debt                              266,851
Current maturities of capital lease obligations                    21,666
Accrued and other liabilities                                      95,445
      Total current liabilities                                   472,876

LONG-TERM DEBT (net of current maturities)                         36,854

CAPITAL LEASE OBLIGATIONS (net of current maturities)              13,081
      Total liabilities                                           522,811

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 shares
  authorized:
    Class A convertible, 4,000,000 shares issued and
      outstanding with a liquidation value of $40,000               4,000
    Class B convertible, 1,495,436 shares issued and
      outstanding with no liquidation value                         1,495
    Class C convertible, 1,000,000 shares issued and
      outstanding with no liquidation value                         1,000
Class A common stock, $0.001 par value, 70,000,000 shares
  authorized; 5,912,061 shares issued and outstanding               5,912
Additional paid-in capital                                     19,698,666
Deficit                                                       (19,878,150)
     Total stockholders' deficit                                 (167,077)

TOTAL                                                        $    355,734
                                                             =============

________________________________________________________________________________

See notes to consolidated financial statements.

                  COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
______________________________________________________________________________________

                                                             2004             2003

REVENUES                                                $  1,268,734     $  1,455,793

COSTS OF REVENUES                                            934,586        1,328,290

GROSS PROFIT                                                 334,148          127,503

OTHER EXPENSES:
  Employee compensation and benefits                         165,395          258,911
  Occupancy and equipment                                     52,122           56,307
  Interest expense                                            48,051           45,808
  Provision for bad debts                                     37,579           34,775
  Professional fees                                           24,609           25,731
  Loss on disposal of assets                                       -            4,081
  Loss from impairment of intangible assets                        -          100,834
  Loss from impairment of equipment                                -          686,245
  Other                                                       41,373           39,077
     Total other expenses                                    369,129        1,251,769

NET LOSS                                                $    (34,981)    $ (1,124,266)
                                                        =============    =============

NET LOSS PER SHARE:
Basic and diluted                                       $      (0.01)    $      (0.19)
                                                        =============    =============

Weighted average number of shares outstanding -
   basic and diluted                                       5,912,000        5,912,000
                                                        =============    =============

______________________________________________________________________________________

See notes to consolidated financial statements.

                  COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
__________________________________________________________________________________________________________________________________________________________________________________________________________________________

                                              Class A                         Class B                         Class C                                                 Additional
                                          Preferred Stock                 Preferred Stock                 Preferred Stock                   Common Stock               Paid-In
                                      Shares           Amount          Shares         Amount          Shares            Amount         Shares           Amount         Capital            Deficit              Total

Balances, December 31, 2002           4,000,000     $     4,000                -     $       -                 -      $        -       5,912,061      $    5,912     $ 19,701,161     $  (18,718,903)     $       992,170

Net loss                                      -                -               -             -                 -               -               -               -                -         (1,124,266)         (1,124,266)

Balances, December 31, 2003           4,000,000            4,000               -             -                 -               -       5,912,061           5,912       19,701,161        (19,843,169)           (132,096)

Issuance of Preferred Stock                   -                -       1,495,436         1,495         1,000,000           1,000               -               -          (2,495)                   -                   -

Net loss                                      -                -               -             -                 -               -               -               -                -            (34,981)            (34,981)

Balances, December 31, 2004           4,000,000     $      4,000       1,495,436     $   1,495         1,000,000      $    1,000       5,912,061      $    5,912     $ 19,698,666     $    19,878,150     $     (167,077)
                                    ============    =============     ===========    ==========      ============     ===========     ===========     ===========    =============    ================    ================
__________________________________________________________________________________________________________________________________________________________________________________________________________________________

See notes to consolidated financial statements.

                  COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
___________________________________________________________________________________

                                                            2004           2003

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $ (34,981)   $ (1,124,266)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation and amortization                           45,847         196,526
    Amortization of intangible assets                            -         100,833
    Provision for bad debts                                 37,579          34,773
    Loss from impairment of intangible assets and
     equipment                                                   -         787,079
    Loss on disposal of assets                                   -           4,081
    Interest added to notes payable                              -           7,834
  Changes in assets and liabilities, net:
    (Increase) in receivables                              (30,207)         (3,256)
    Decrease (increase) in prepaid expenses and other
     current assets                                          4,940            (305)
    Decrease (increase) in other assets                     11,265          (2,359)
    (Decrease) increase in accounts payable                (17,765)         21,731
    Increase in accrued and other liabilities               14,144           7,417
NET CASH PROVIDED BY OPERATING ACTIVITIES                   30,822          30,088

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                     (3,613)        (10,086)
    Proceeds from sale of equipment                              -           3,650
NET CASH USED IN INVESTING ACTIVITIES                       (3,613)         (6,436)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of long-term debt                            (4,924)         (8,771)
    Repayments of capital lease obligations                (18,912)        (15,964)
CASH USED IN FINANCING ACTIVITIES                          (23,836)        (24,735)

NET INCREASE (DECREASE) IN CASH                              3,373          (1,083)

CASH, BEGINNING OF YEAR                                      2,307           3,390

CASH, END OF YEAR                                        $   5,680    $      2,307
                                                         ==========   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                            $  23,169    $     45,808
                                                         ==========   =============
Income taxes paid                                        $       -    $          -
                                                         ==========   =============
___________________________________________________________________________________

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

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. Estimates that are critical to the accompanying consolidated financial statements relate principally to our belief that the carrying values of our long-lived assets are recoverable. It is at least reasonably possible that our estimates could change in the near term with respect to this matter.

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
As such, we charged 2003 operations for impairment losses of $100,834 and
$686,245, respectively, which amounts represented the remaining net book values of these assets immediately before these impairment charges. At December 31,
2004 we believe our remaining long-lived assets are recoverable.

Property and Equipment

Property and equipment are stated at cost. Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred. Depreciation and amortization are computed using the straight-line method over the assets' estimated useful lives of five to ten years.

Intangible Assets

Prior to their impairment as discussed under long-lived assets above, intangible contract revenue rights acquired in the acquisition of Huntington
Telecommunication Partners, L.P. ("HTP"), were being amortized on a straight-line basis over the average remaining terms of the contracts of three years. As such, the assets would have been fully amortized by December 31, 2004.

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

Financial Instruments and Concentrations of Credit Risk

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

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, and receivables. With respect to cash, during the year ended December 31, 2004, we maintained all of our cash in deposit accounts with one financial institution, which deposit accounts at times may have exceeded federally insured limits. We have not experienced any losses in such accounts.

Substantially all of our revenues and receivables arise primarily from nine agreements to provide telecommunications and cable services to customers in ten apartment buildings (eight of which are in southern California, one in
Mississippi, and one in Alabama). Three of the agreements have expired and continue on a month to month basis. The remaining six agreements expire between
2005 and 2009.We perform ongoing credit evaluations of our customers and generally do not require collateral as we believe we have certain collection measures in-place to limit the potential for significant losses. Substantially all of the net receivables included in the accompanying consolidated balance sheet were recovered subsequent to December 31, 2004.

We purchase a significant portion of our local line capacity from two vendors, our long distance line capacity from one vendor, and our cable television capacity from three vendors. We perform ongoing negotiations with other vendors and believe that given the competitive nature of the industry we could obtain similar agreements with other vendors.

Advertising

We expense advertising costs as they are incurred. These expenses approximated
$2,000 for each of the years ended December 31, 2004 and 2003.

Loss Per Common Share

We compute net loss per share in accordance with Statement of Financial
Accounting Standards Board Statement No. 128 "Earnings per Share" ("SFAS No.
128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. Common stock equivalents existing at December 31, 2004 and 2003 are not included in the per share calculations because they are anti-dilutive. Accordingly, basic and diluted net loss per share is identical for each of the years ending December
31, 2004 and 2003.

Stock-Based Compensation

We have adopted Statement of Financial Accounting Standards No. 148 "Accounting
for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148). This
statement amends FASB statement No. 123, "Accounting for Stock Based
Compensation". It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for employee stock based compensation. It also amends the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Until such time that we are required to apply
SFAS 123 [R} (see "Recent Pronouncements"), as permitted by SFAS No. 123 and amended by SFAS No. 148, we will continue to apply the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock
Issued to Employees," to account for our stock-based employee compensation arrangements.

Statement of Cash Flows

For purposes of the statement of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Reclassifications

Certain amounts in the 2003 financial statements have been reclassified to conform to the presentation in the 2004 financial statements.

Recent Pronouncements

FIN 46 - Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board ("FASB") issued FIN
46, (revised in December 2003 as FIN46R) "Consolidation of Variable Interest
Entities," which clarifies the application of Accounting Research Bulletin
("ARB") 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after
January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. The adoption of FIN 46R had no impact on our consolidated financial statements as we do not have any variable interests in variable interest entities.

SFAS 150 - Accounting for Certain Financial Instruments with Characteristics of
Both Liabilities and Equity

In May 2003, SFAS No. 150 "Accounting for Certain Financial Instruments with
Characteristics of Both Liabilities and Equity," was issued to establish new standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an entity classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This statement was effective when issued for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for calendar year public companies for the third quarter of 2003.
The adoption of SFAS 150 had no impact on our consolidated financial statements.

SFAS 132 - Employers' Disclosures about Pensions and Other Postretirement
Benefits

In December 2003, FASB Statement No. 132R (revised) was issued which prescribes the required employers' disclosures about pension plans and other postretirement benefit plans; but it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. Since we do not have any types of pension plans or other postretirement benefits, the adoption of this Statement did not have an effect on our consolidated financial statements.

SFAS 123(R) Share-Based Payments

In December 2004, FASB Statement Number 123 ("FAS 123 (R)"), Share-Based
Payments. FAS 123 (R) was issued. This statement requires all entities to recognize compensation expense in an amount equal to the fair value of shared-based payments such as stock options granted to employees. We will be required to apply FAS 123 (R) on a modified prospective method. Under this method, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, we may elect to adopt
FAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by FAS 123. FAS 123 (R) is effective for the first reporting period beginning after December 15, 2005. We have determined that the adoption of FAS 123 (R) will not have a material impact on our consolidated financial statements.

SFAS 153 - Exchanges of Nonmonetary Assets an Amendment of APB Opinion No. 29

In December 2004, FASB Statement No. 153 was issued amending APB Opinion No. 29 to eliminate the exception allowing nonmonetary exchanges of similar productive assets to be measured based on the carrying value of the assets exchanged as opposed to at their fair values. This exception was replaced with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after the June 15, 2005. The adoption of this statement is not expected to have a material impact on our consolidated financial statements.

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

Management's plans include the closing of a merger with CA Networks, Inc. a development stage company (see Note I) with a similar business plan as ours except that they intend to offer cellular services. Subsequent to this merger we anticipate the merged companies will have better access to additional debt or equity capital and/or that our combined operations will experience increased operating margins through the negotiation of better line usage charges and through the sharing of operating overhead.

Our ability to continue as a going concern is dependent on our ability to generate sufficient cash from operations to meet our cash needs and/or to raise funds to finance ongoing operations and repay debt. However, there can be no assurance that we will be successful in our efforts to raise additional debt or equity capital and/or that our cash generated by our operations will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE D - PROPERTY AND EQUIPMENT-NET

Property and equipment consists of the following at December 31, 2004:

                                                               Amounts
 Telecommunications equipment and computers (including
     equipment leased under capital leases of $63,180)       $  411,621
  Vehicles                                                       26,069
  Furniture, fixtures and improvements                           21,290
  Subtotal                                                      458,980
  Less accumulated depreciation and amortization               (293,292)

 Property and equipment-net                                  $  165,688
                                                             ===========

Accumulated depreciation and amortization includes $21,842 of accumulated amortization of leased equipment. Amortization expense of such equipment was
$9,026 during each of the years ended December 31, 2004 and 2003.

NOTE E - STOCKHOLDERS' EQUITY (DEFICIT)

Stock Options

The Board of Directors has reserved 7,500,000 shares of our common stock for issuance under our Incentive and Non-Statutory Stock Option Plan (the "Plan").
Generally, incentive options are granted at an exercise price equal to the fair value of our common stock (as determined by the Board of Directors) at the date of grant, require two-years of continued employment before exercise and have 20%
vesting schedules. Through December 31, 2004, we had granted 5,040,000 shares at exercise prices from $ .001 to $1.00 per share. The status of our stock options is summarized below:

                                                                 Weighted
                                                  Number of      Average
                                                   Shares     Exercise Price

Options outstanding at December 31, 2002          5,040,000     $   0.224
   Exercised
   Canceled                                               -             -

Options outstanding at December 31, 2003          5,040,000     $   0.224

   Granted                                                -             -
   Exercised                                              -             -
   Canceled                                       1,605,000             -

Options outstanding at December 31, 2004          3,435,000     $   0.224
                                                 ===========    ==========

Options becoming exercisable during the years ended:

   Currently                                2,907,000    $  0.015
   December 31, 2005                           14,000    $  1.000
   December 31, 2006                          114,000    $  1.000
   December 31, 2007                          100,000    $  1.000
   December 31, 2008                          100,000    $  1.000
   December 31, 2009                          200,000    $  1.000

Total options exercisable                   3,435,000    $  0.167
                                           ===========

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

We account for our stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock
Issued to Employees". Had our compensation expense for stock-based compensation plans been determined based upon fair values at the grant dates for awards under this plan in accordance with SFAS No. 123, "Accounting for Stock-Based
Compensation," our net loss and pro forma net loss per share amounts would have been as follows:

                                                    2004            2003

   Net loss as reported                          $ (34,981)    $ (1,124,266)
   Deduct total stock-based employee
     compensation expense determined under
     fair value based method for all awards,
     net of related tax effects                     (2,940)         (87,018)

   Pro forma net loss                            $ (37,921)    $ (1,211,284)
                                                 ==========    =============

   Loss per share, basic and diluted:
     As reported                                 $    (.01)    $      (0.19)
                                                 ==========    =============

     Pro forma                                   $    (.01)    $      (0.20)
                                                 ==========    =============

Convertible Class A Preferred Stock

It is anticipated that the Class A preferred stock will be cancelled in connection with the anticipated merger discussed at Note I. In the event such merger is not consummated, the holders of our Series A voting, convertible, preferred stock have the right to convert each share of such preferred stock to five shares of our Class A common stock (on a pro rata basis based on us achieving one or all of the following "future events") at anytime until December
31, 2010:

o Upon us achieving a 100% increase in the combined number of owned apartment complex passings plus non apartment complex customers, 50% of the shares available for conversion
o Upon us achieving 10,000 customers, 25% of the shares are eligible for conversion and
o Upon us achieving 20,000 customers, 25% of the shares are eligible for conversion.

Again, assuming the merger discussed at Note I is not consummated, on January 1,
2011, any remaining preferred shares outstanding will convert to Class A, Common
Treasury Stock at the conversion factor stated above. The preferred shares rank senior to the common stock and have a liquidation preference of $0.01 per share over such stock.

Convertible Class B Preferred Stock

We have issued 1,495,436 convertible Class B preferred shares to certain of our shareholders. In the event that the opening trading price of our common stock in the secondary market does not meet the following requirements we may be obligated to issue additional shares to these shareholders. If the average opening bid price of our common stock is less than $3.00 per share (if and when our shares begin to trade publicly), we will be obligated to issue additional shares to those holders so that the fair market value of shares held by these stockholders is $3.00 (for example, if the opening bid price of our common stock is $1.00 per share, we would be obligated to issue an additional 2,990,872 shares of our common stock).

Convertible Class C Preferred Stock

On December 28, 2001, primarily to expand our customer base, we acquired all of the assets and assumed all of the liabilities of HTP (a California limited partnership) in exchange for 1,000,000 shares of our common stock. In addition to such consideration, at that time, we agreed to issue additional shares to the shareholders of HTP if the average closing bid price of our common stock was less than $3.00 per share for the first five days of trading subsequent to any registration of such shares with the Securities and Exchange Commission. For example, if the average closing bid price of our common stock is $1.00 per share, we will be required to issue an additional 2,000,000 shares of our common stock to these shareholders. As a result, at the time of the business combination, we also issued 1,000,000 shares of our convertible Class C preferred stock to these shareholders to convey such rights. In accordance with the provisions of SFAS No. 141, "Business Combinations" the cost of the additional Class C shares that may be issued was not and has not been included in the determination of the purchase price because the number of shares that may ultimately be issued as a result of this contingency is not determinable beyond a reasonable doubt.

NOTE F- LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2004:

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
purchased with the proceeds from the note.                           $  49,976

Unsecured note payable to stockholder, with interest at 8%, and monthly principal and interest payments of $683 through February
23, 2011.                                                               39,363

Note payable, bearing interest at 2.9% with monthly principal and interest payments of $393 through August 6, 2006. The note is
secured by the vehicle purchased with the proceeds from the note.        6,916

Note payable to GST, which initially required interest at 10%
with monthly interest payments of $1,729 through its maturity date of April 28, 2004. The note is secured by the
telecommunications equipment purchased with the proceeds from the note. The note has not been paid. As a result thereof, pursuant to the note payable, effective April 28, 2004, the interest rate was increased to a default rate of 15% per annum. In addition, we will be responsible for any costs that our creditor incurs to
collect payment on the note.                                           207,450

Subtotal                                                               303,705
Less current maturities                                               (266,851)

Long-term debt                                                       $  36,854
                                                                     ==========

Scheduled maturities of long-term debt as of December 31, 2004 are as follows:

Years Ending
December 31,                                                    Amounts

  2005                                                       $   266,851
  2006                                                             8,393
  2007                                                             6,138
  2008                                                             6,648
  2009                                                             7,200
  Thereafter                                                       8,475

  Total                                                      $   303,705
                                                             ============

NOTE G - INCOME TAXES

During the years ended December 31, 2004 and 2003, we recognized losses for both financial and tax reporting purposes. Accordingly, no provisions for income taxes and/or deferred income taxes payable have been provided for in the accompanying consolidated financial statements. The significant components of the net deferred income tax assets and liabilities as of December 31, 2004
(assuming an effective income tax rate of 39%) are approximately as follows:

Net current deferred income tax asset:                       Amounts

Allowance for doubtful accounts                           $   34,500
Less valuation allowance                                     (34,500)

Current deferred income tax asset                         $        -
                                                          ===========

Net non-current deferred income tax asset:

Net operating loss carryforwards                          $  775,400
Accumulated depreciation                                    (113,800)
Impairment of long-lived assets                              273,400
Subtotal                                                     935,000
Less valuation allowance                                    (935,000)

Non-current deferred income tax asset - net               $        -
                                                          ===========

At December 31, 2004, we had total net operating loss carryforwards of approximately $1,946,500 for income tax purposes. The significant difference between our deficit and net operating loss carryforwards are primarily attributable to the effect of permanent differences arising from the grant of certain preferred shares. Assuming that additional contingent stock issuances discussed at Note H or other future stock issuances do not trigger a "change in control", these carryforwards will be available to offset future taxable income in various years ended December 31, 2024. The current and non-current deferred income tax assets, and related benefits for income taxes are not recorded in the accompanying consolidated financial statements because we established a valuation allowance to fully reserve such assets, as their realization did not meet the required asset recognition standard established by SFAS 109. The valuation allowance decreased approximately $68,900 during the year ended
December 31, 2004.

NOTE H - OTHER COMMITMENTS

Operating Lease

We lease our operating facility under a non-cancelable operating lease. Future minimum lease payments required are approximately as follows:

Years Ending
December 31,                                             Amounts

   2005                                               $    35,300
   2006                                                    32,000

  Total                                               $    67,300
                                                      ============

Rent expense approximated $33,000 for each of the years ended December 31, 2004 and 2003.

Capital Leases

We also lease certain equipment used in our operations under various capital leases. Future minimum lease payments under the leases are as follows:

Years Ending
December 31,                                                    Amounts

   2005                                                      $    27,140
   2006                                                           13,955
   Total minimum lease payments                                   41,095
   Less amount representing interest                              (6,348)
   Present value of future minimum lease payments                 34,747
   Less current maturities                                       (21,666)

   Capital lease obligations, net of current maturities      $    13,081
                                                             ============

Each of the leases contains options which allow us to purchase the equipment for
$1.00 at the end of the lease terms.

NOTE I - SUBSEQUENT EVENTS

On April 11, 2005 we signed a Merger Agreement and Plan of Reorganization with
CA Networks, Inc. ("CAN"), a development stage company with no revenues or operations. CAN intends to be a provider of local telephone, long distance and cellular service.

On the date of the transaction (the "Effective Date") we will issue 40,599,999 shares of our common stock to the shareholders of CAN in exchange for the
40,599,999 outstanding shares of CAN. In effect, each of CAN's shares that are issued and outstanding immediately before the Effective Date, other than shares with respect to which the right to dissent has been exercised, shall entitle the holder thereof to receive one share of our common stock.

In connection with this transaction, we have also agreed to file a registration statement with the Securities and Exchange Commission within sixty days of the
Effective Date to register the shares of restricted common stock issued to CAN's shareholders who own less than 5% of the total outstanding shares of the merged entity.

The parties have agreed to defer the effective date of the Merger Agreement until the following has occurred:

        o The December 31, 2004 Form 10K-SB has been filed with the SEC.

        o The boards of directors of both companies have ratified the Merger
          Agreement.

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

Our directors and executive officers are as follows:

NAME               AGE      TITLE                                   SERVED SINCE

Jerald Woods        55      V.P. & Director                             1997

David Hewitt        57      Director                                    2001

Judy Kline          66      Director , Secretary & Acting Chief.        2004
                            Accounting Officer

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

Judy Kline has replaced David Kline as Director effective December 2004. Since inception in 1996, Judy Kline has been Customer Service Manager of Competitive
Communications, Inc., a wholly owned subsidiary of Competitive Companies, Inc.
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

David "DK" Kline II resigned as officer and director in December 2004. Michael
Godfree resigned as director in February 2005.

Election of Directors

Our bylaws provide that the board of directors shall consist of five members until changed by amendment to the articles of incorporation or by amendment to the applicable section of the bylaws, adopted by the majority of the voting power of the corporation.

Significant Employees

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

Section 16(a) of the Securities Exchange Act of 1934, as amended

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the
Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the
Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial
Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5
(Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them during fiscal year
2004 except in that as our stock did not trade in 2004 no reports were filed.

Item 10. Executive Compensation.

The following table sets forth summary information concerning the compensation received for services rendered to us during the years ended December 31, 2004 and 2003, respectively by the Chief Executive Officer. No other executive officers received aggregate compensation during our last fiscal year which exceeded, or would exceed on an annualized basis, $100,000. Other annual compensation consists of health and life insurance premiums and automobile lease payments.

Summary Compensation Table

Annual Compensation

    Name and                                          All Other Annual
Principal Position            Year      Salary     Bonus    Compensation

David Kline II                2004     $     0               $      0
 President                    2003     $     0               $      0
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

The ExBP Plan will be administered by the board of directors or the compensation committee of the board of directors. The committee has sole authority and discretion under the ExBP Plan to designate eligible participants and determine the conditions and limitations applicable to such awards, if any. The awards may be granted singly or together with other awards, or as replacement of, in combination with, or as alternatives to, grants or rights under the ExBP Plan or other employee benefit plans. Awards under the ExBP Plan may be issued based on past performance, as an incentive for future efforts or contingent upon the future performance. No amounts have been awarded under the Plan

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the ownership, as of December 31, 2004, of our common stock by each person known by us to be the beneficial owner of more than
5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control. The business address of all individuals and entities is 3751 Merced Drive, Suite A Riverside, CA 92503.

Name                                      Number of Shares          Percentage

Larry Halstead                                 315,000                  5.3

David Kline II                               1,750,000                 29.6

Jerald Woods                                   188,600                  3.2

Huntington                                   1,000,000                 16.7
Telecommunications Partners, L.P. (1)

All directors and named executive            1,188,600                 22.9
officers (as a group of 3 persons)

(1) Mr. David Hewitt, a director, is the president of the corporate general partner of Huntington Telecommunications Partners, L.P.

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

None

Item 13. Exhibits and Reports on Form 8-K.

(a) List of documents filed as part of this Report:

    None

(b) Exhibits:

    The following exhibits listed are filed as part of this Report:

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief
     Financial Officer, Judy Kline

32.1 Section 1350 Certification, Judy Kline

Item 14. Principal accountant fees and services

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2004 and December 31, 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our annual financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                                   December 31, 2004     December 31, 2003

(i)       Audit Fees                   $ 24,000             $  33,110
(ii)      Audit Related Fees                  -                     -
(iii)     Tax Fees                            -                   558
(iv)      All Other Fees                      -                     -
                       Total fees      $ 24,000             $  33,668
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

Competitive Companies, Inc.

Title                            Name          Date              Signature
Principal Executive Officer      Judy Kline    April 29, 2005    /s/ Judy Kline
Principal Accounting Officer     Judy Kline    April 29, 2005    /s/ Judy Kline
Principal Financial Officer      Judy Kline    April 29, 2005    /s/ Judy Kline

        Pursuant to the requirements of the Securities Act of 1933, this
Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE               NAME            TITLE           DATE
/s/ Judy Kline          Judy Kline      Director        April 29, 2005
/s/ Jerald Woods        Jerald Woods    Director        April 29, 2005
/s/ David Hewitt        David Hewitt    Director        April 29, 2005

