Form 10QSB
period 2005-03-31
COMPETITIVE COMPANIES INC
filed 2005-05-06
CIK 1161706

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   FORM 10-QSB

     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                 For the quarterly period ended March 31, 2005.

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

YES ( ) NO (X )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of May 4, 2005

5,912,061 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (x)

                           COMPETITIVE COMPANIES, INC.
                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION                                            Page

Item 1. Consolidated Financial Statements (unaudited)

        Consolidated Balance Sheet as of March 31, 2005                   3

        Consolidated Statements of Operations for the three
        months ended March 31, 2005 and 2004                              4

        Consolidated Statements of Cash Flows for the three months
        ended March 31, 2005 and 2004                                     5

        Condensed Notes to Consolidated Financial Statements              6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations (including cautionary statement)        8

Item 3. Controls and Procedures                                           11

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                 11

Item 2. Changes in Securities                                             12

Item 3. Defaults Upon Senior Securities                                   12

Item 4. Submission of Matters to a Vote of Securities Holders             12

Item 5. Other Information                                                 12

Item 6. Exhibits and Reports on Form 8-K                                  12

Signature                                                                 12

Certifications                                                            13

                  COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2005
                                   (UNAUDITED)
________________________________________________________________________________

ASSETS

CURRENT ASSETS:
Cash                                                           $     5,035
Receivables:
   Accounts, net of allowance for doubtful accounts
        of $79,823                                                  95,968
   Unbilled                                                         21,638
Prepaid expenses and other current assets                            4,208
      Total current assets                                         126,849

PROPERTY AND EQUIPMENT - NET                                       157,300

OTHER ASSETS                                                        56,346

TOTAL                                                          $   340,495
                                                               ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                               $    77,480
Current maturities of long-term debt                               268,631
Current maturities of capital lease obligations                     25,927
Accrued and other liabilities                                       96,173
      Total current liabilities                                    468,211

LONG-TERM DEBT (net of current maturities)                          33,928

CAPITAL LEASE OBLIGATIONS (net of current maturities)                3,362
      Total liabilities                                            505,501

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 shares authorized:
  Class A convertible, 4,000,000 shares issued and outstanding
    with a liquidation value of $40,000                              4,000
  Class B convertible, 1,495,436 shares issued and outstanding
    with no liquidation value                                        1,495
  Class C convertible, 1,000,000 shares issued and outstanding
    with no liquidation value                                        1,000
Class A common stock, $0.001 par value, 70,000,000 shares
    authorized; 5,912,061 shares issued and outstanding              5,912
Additional paid-in capital                                      19,698,666
Deficit                                                        (19,876,079)
      Total stockholders' deficit                                 (165,006)

TOTAL                                                          $   340,495
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

                  COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
________________________________________________________________________________

                                             For the            For the
                                              Three              Three
                                           months ended      months ended
                                          March 31, 2005    March 31, 2004

REVENUES                                   $    281,174     $     331,113

COSTS OF REVENUES                               210,933           252,163

GROSS PROFIT                                     70,241            78,950

OTHER OPERATING EXPENSES:
  Employee compensation and benefits             24,200            55,532
  Provision for bad debts                         4,481            10,305
  Interest                                       12,476            10,573
  Occupancy and equipment                        12,353             9,727
  Other                                          14,660            12,102
     Total other operating expenses              68,170            98,239

NET INCOME (LOSS)                          $      2,071     $     (19,289)
                                           =============    ==============

NET INCOME (LOSS) PER SHARE:
Basic and diluted                          $       0.00     $       (0.00)
                                           =============    ==============

Weighted average number of shares
  outstanding - basic and diluted             5,912,061         5,912,061
                                           =============    ==============
________________________________________________________________________________

See condensed notes to consolidated financial statements.

                  COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
______________________________________________________________________________________

                                                           For the          For the
                                                         Three-Months     Three-Months
                                                         Ended March      Ended March
                                                           31, 2005        31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                      $    2,071     $  (19,289)
  Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation and amortization                             9,498         11,850
    Provision for bad debts                                   4,481         10,305
  Changes in assets and liabilities, net:
    (Increase) decrease in receivables                        1,909         13,186
    Decrease (increase) in other assets                        (184)         6,663
    Increase (decrease) in accounts payable and
       accrued and other liabilities                        (10,706)       (12,342)
NET CASH PROVIDED BY OPERATING ACTIVITIES                     7,069         10,373

CASH USED IN INVESTING ACTIVITIES -
   Purchases of property and equipment                       (1,110)        (1,433)

CASH USED BY FINANCING ACTIVITIES-
   Repayments of long-term debt and capital leases           (6,604)        (5,822)

NET CHANGE IN CASH AND CASH EQUIVALENTS                        (645)         3,118

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                5,680          2,307

CASH AND EQUIVALENTS, END OF PERIOD                      $    5,035     $    5,425
                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                            $    4,861     $    5,981
                                                         ===========    ===========
Taxes paid                                               $      775     $        -
                                                         ===========    ===========
______________________________________________________________________________________

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

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the
"SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the
United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of December 31, 2004 and for the years ended December
31, 2004 and 2003 contained in our Form 10-KSB.

Reclassifications

Certain amounts in the 2004 statement of operation have been reclassified to conform to the presentation in the 2005 statements of operations.

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses from operations and are experiencing difficulty in generating sufficient cash flow to pay certain indebtedness which is past due.

As discussed in Note C, we have closed a merger with CA Networks, Inc. a development stage company with a similar business plan that we anticipate will provide us with better access to debt or equity capital and/or that will help to improve our results of operations through our ability to offer additional services to our customers and through the negotiation of better line usage charges and sharing of operating overhead.

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

NOTE C - SUBSEQUENT EVENTS

On May 4, 2005 we signed a Merger Agreement and Plan of Reorganization with CA Networks, Inc. ("CAN"), a development stage company with no revenues or operations. The combined companies will maintain the name of CCI. CCI intends to be a provider of local telephone, long distance service and high speed internet service through Wireless Internet networks in all states it operates in, and will also offer cellular service nationwide.

On the date of the transaction (the "Effective Date") we issued 40,599,999 shares of our common stock to the shareholders of CAN in exchange for the
40,599,999 outstanding shares of CAN. In effect, each of CAN's shares that were issued and outstanding immediately before the merger werre exchanged for one share of our common stock.

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

RESULTS OF OPERATIONS-COMPETITIVE COMPANIES, INC.

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

        Revenues. Total revenues decreased $49,939, or 15%, to $281,174 for the first quarter of 2005 from $331,113 for the first quarter of 2004.

Apartment Complexes Telephone, Cable Television, and Internet Revenue. During
the first quarters of 2004 and 2005, approximately 93% and 92%, respectively, of the total revenue for Competitive Companies was from revenue generated by CCI
Residential Services to apartment complex customers. Revenue from apartment complex customers was derived principally from the sale of long distance and local telephone service and cable television service and consisted of:

        o the monthly recurring charge for basic telephone and/or cable television service;

        o usage based charges for local and long distance calls;

        o charges for services, such as call waiting and call forwarding; and

        o to a lesser extent, non-recurring charges, such as charges for additional lines for an existing customers.

Revenue from apartment complex customers decreased by $47,784 or 16% for the first quarter of 2005 compared to the first quarter 2004, which encompassed 96%
of the $49,939 decrease in revenue. This decrease was due primarily to the decrease in revenue from telephone services we provide to apartment complexes.
We have partially compensated for the competitive pricing from the special free long distance calling plans and free local calling minutes offered by most wire and cellular telephone companies by reducing our prices for long distance services. Even with our more aggressive pricing and package plans, we have not been able to increase our number of apartment complex telephone customers. Some apartment complex customers have continued to use their cellular telephones as their only telephone. The apartment owners have also reported a decline in the apartment complex occupancy rates at several properties, which has directly affected our customer base. The number of apartment complex telephone customers decreased by 235 (14%) from 1,712 in the first quarter of 2004 to 1,477 in the first quarter of 2005. The cable television service revenue also decreased slightly in the first quarter of 2005 as compared to the first quarter of 2004.
With the special offers made by satellite dish television providers, some residents have decided to use those services. These have resulted in our serving approximately 6% or 40 fewer cable television customers as of the end of the first quarter of 2005 compared to the end of the first quarter 2004. In 2002, we began installing high-speed Internet service at some of the apartment complexes we service. Our introduction of high-speed Internet services and competitively priced telephone-cable television-high speed Internet package have resulted in our increasing our apartment complex Internet service customer base by 43 (23%)
customers from 189 for the first quarter of 2004 to 232 for the first quarter of
2005. We believe that the apartment complexes will maintain current occupancy rates at least through the end of 2004 provided no major changes occur in the economy. We anticipate revenue may continue to be slightly reduced due to competitive telephone pricing, cellular service competition, and satellite television competition. Our pricing for telephone service, cable television service, and high-speed Internet service is competitive with major providers, but provides a bundled package that is not available to our customers from any of our competitors. We need to add contracts to service additional apartment complexes in order to significantly increase our customer base. Acquisition of new contracts with apartment owners for telephone, television, and high-speed internet services to their complexes is contingent on potential additional financing from yet unidentified sources to acquire the required equipment. We would prefer financing be done through equity investment in order to minimize capital lease funding and their integral multi-year fixed terms and high interest rates.

        Business and Residential Telephone Revenue. Sales to business and residential customers under our status as a competitive local exchange carrier decreased by 9% ($2,156) compared to the first quarter of 2004 and provided
$22,831 (8%) of the total revenue for the first quarter of 2005. In order to aggressively solicit for business and residential telephone customers and implement a program to possibly market through agents and charitable organizations, we have signed an agreement with the major local exchange carrier in our selected markets. Due to the low margins associated with re-sale of the major local exchange carrier services and higher bad debt associated with business and residential telephone customers compared to apartment complex customers, we postponed attempting to gain significant numbers of customers in this market. Most sales have been through conversions of more credit-worthy apartment complex customers who convert to our re-sale telephone service when they move out of the apartment complexes we service. Our poor financial condition has also limited our ability to hire experienced marketing and sales personnel required to compete in the market. We intend to continue to offer telephone services to apartment complex customers to convert to our re-sale and
Unbundled Network Element-P telephone service when they move out of the apartment complexes we service.

        Gross Margin. Revenue decreased by $49,939 and gross profit decreased by
$8,709 or 11%, to $70,241 for the first quarter of 2005 from $78,950 for the first quarter of 2004. Overall gross margin as a percentage of total revenues increased to 25% for the first quarter of 2005 compared to 24% in the first quarter 2004. This was due primarily to a proportional reduction in cost of sales related to the reduced revenue. This gross margin for the first quarter of
2004 would have been better had we not lost approximately 16 % of our apartment complex phone customers to both cellular phone providers and lower occupancy rates in the properties.

        Other Operating Expenses. Other operating expenses decreased $30,069, or approximately 31%, to $68,170 in the first quarter of 2005 from $98,239 in the same period in 2004. This decrease resulted primarily from a decrease in employee compensation and benefits of approximately $31,132, which decrease was primarily due to the elimination of our salaried sales employees, the resignation of our Chief Financial Officer, Larry Halstead, and the reduced labor hours associated with part time employees. We anticipate that employee compensation and benefits will increase in the future as employee compensation increases and a replacement CFO is hired. Additional service personnel will also be required, as we add additional customers.

Our provision for bad debts during the first quarter of 2005 was approximately
2% of revenue compared to approximately 3% for the first quarter of 2004.

        Net Loss. As a result of the foregoing, esults of operations improved by
$21,360 or 111% for the first quarter 2005 to $2,071 net income, from a net loss of $19,289 for the first quarter 2004. Lower negotiated rates from our major long distance wholesaler and cost reductions were partially offset by our overall decrease in phone service revenue and customers.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Cash received from operations was primarily from telephone and cable subscriber revenue generated by our telephone and cable TV service at apartment complexes.
Additional revenue was generated from residential and business telephone customers and high-speed Internet service to selected apartment complexes.

Net cash provided by operating activities for the three months ended March 31,
2005 totaled $7,069. This is a decrease of 32% over the $10,373 net cash provided by operating activities for March 31, 2004.

No cash was provided by investing activities for the three months ended March
31, 2005 or during the three months ended March 31, 2004. Cash used in investing activity was $1,110 for the purchase of internet service equipment for the three months ended March 31, 2005 as compared to $1,433 used in the same period in
2004.

Net cash used in financing activities for the three months ended March 31, 2005 totaled $6,604, a 13% increase compared to the $5,822 for the same period in
2004. These were primarily for monthly payments on outstanding notes and capital leases. We are in default on a $207,450 note payable to GST due April 28, 2004, bearing interest at 15%, and on a note payable to Frontier Communications
Services, Inc., bearing interest at 10% and under which we currently owe principal and interest of $51,231. No proceeds from the issuance of common stock were received during either quarter. If we do not raise additional equity, we may use lease financing in the future as one method of adding new equipment and services to both existing and future customers.

Cash flow decreased $645 for the first three months of 2005 versus a cash flow increase of $3,118 during the same period of 2004. Cash flow was decreased primarily due to the $3,304 (32%) decrease in cash provided by operating activities as result of the decrease in telephone service revenue. Due to the changing face of telecommunications, our means of providing telephone service has become overly expensive. We believe the merger with CA Networks, Inc. will give us the ability to move into the arena of Wireless services for our properties, eliminating the need for switching equipment and subsequently reducing the cost of providing voice and internet services by more than 50%.
Cash flow from existing customers will improve with the ability to provide those customers with Cellular Telephone service in addition to their existing services. Sales and marketing personnel will be added to take combined voice, internet, cellular and cable television services out to the general public in
California, Alabama, Mississippi and Kentucky. The combined companies are already approved by the states Public Service Commissions in these states, and there are pending applications in 5 additional states.

CCI expects revenue to increase considerably within the next 6 months. This is because we are looking got additional acquisition/mergers that may bring 30,000 additional customers in 22 additional states with gross revenues in excess of 18 million dollars in annual revenue. We have applied for 20 million dollars in funding which is pending approval. This funding (if approved) will

                                       10

allow us to rapidly move ahead with more acquisitions and allow establishment of wireless services in all states in which we operate. We will continue to solicit investment from private and institutional investors and we will be operating with a cash reserve that C A Networks, Inc. brought to the merger. Also, senior management of C A Networks, Inc. has considerable experience in raising fund through private placement and sales and marketing of telecommunications services.

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

Item 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities
Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer and Acting Chief Financial Officer
evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer and Acting Chief Financial Officer
concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

                                       11

Item 2. Changes in Securities

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Securities Holders

NONE

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

        Exhibits

        31 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and
           Acting Chief Financial Officer, Russell Preston

        32 Section 1350 Certification, Russell Preston

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Competitive Companies, Inc.

                                By /s/ Russell Preston
                                Russell Preston, Chief Executive Officer and Acting
                                                 Chief Financial Officer

Date: May 6, 2005

                                       12