Form 10QSB
period 2005-06-30
COMPETITIVE COMPANIES INC
filed 2006-01-09
CIK 1161706

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   FORM 10-QSB

     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                  For the quarterly period ended June 30, 2005.

      ( ) Transition report pursuant to Section 13 or 15(d) of the Exchange
       Act for the transition period from April 1, 2005 to June 30, 2005.

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

YES ( ) NO (X )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act) [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of stock as of November 22, 2005

48,645,810 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (x)

                           COMPETITIVE COMPANIES, INC.
                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION                                             Page

Item 1. Consolidated Financial Statements (unaudited)

    Consolidated Balance Sheet as of June 30, 2005                          3

    Consolidated Statements of Operations for the three and six months ended June 30, 2005, the period January 14, 2004 to June 30, 2004
       and the three months ended June 30, 2004                             4

    Consolidated Statements of Cash Flows for the six months ended
       June 30, 2005 and the period January 14, 2004 to June 30, 2004       5

    Condensed Notes to Consolidated Financial Statements                    6

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (including cautionary statement)                      10

Item 3.   Controls and Procedures                                           12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                   12

Item 2. Changes in Securities                                               12

Item 3. Defaults Upon Senior Securities                                     13

Item 4. Submission of Matters to a Vote of Securities Holders               13

Item 5. Other Information                                                   13

Item 6. Exhibits and Reports on Form 8-K                                    13

Signature                                                                   13

                  COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2005
                                   (UNAUDITED)
_____________________________________________________________________________

                                     Assets

Current Assets
  Cash                                                           $     2,174
  Account receivables, net of allowance for
    doubtful account of $80,568)                                     122,638
  Inventories                                                         44,376
  Prepaid expenses and other current assets                            5,977
        Total current assets                                         175,165

  Property and equipment - net                                       187,224
  Other assets                                                       133,454

        Total Assets                                             $   495,843
                                                                 ============

                     Liabilities and Stockholders' Deficit

Current Liabilities
  Accounts payable                                               $    95,946
  Current maturities of long term debt                               217,975
  Current maturities of capital lease obligations                     23,504
  Accrued and other liabilities                                      135,710
        Total current liabilities                                    473,135

  Long term debt                                                      83,869
        Total liabilities                                            557,004

Stockholders' Deficit:
  Preferred stock $.001 par value; 10,000,000 shares
    authorized; none outstanding                                           -
  Common stock $.0001 par value; 70,000,000 share authorized;
    47,966,310 shares issued and outstanding                           4,796
  Additional paid-in capital                                       1,349,312
  Deficit                                                         (1,415,269)
        Total stockholders' deficit                                  (61,161)

        Total Liabilities and Stockholder's Deficit              $   495,843
                                                                 ============
_____________________________________________________________________________

See condensed notes to consolidated financial statements

                  COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
___________________________________________________________________________________________________

                                       For the Six       For the      For the Three   For the Three
                                       Months Ended   Period January  Months Ended     Months Ended
                                         June 30,      14, 2004 to      June 30,         June 30,
                                           2005       June 30, 2004       2005             2004

Revenues                               $    198,615    $         -    $    192,285    $         -

Cost of revenue                             235,339              -         235,339              -

Gross profit (loss)                         (36,724)             -         (43,054)             -

Other Operating Expenses                  1,154,221        112,162       1,035,584         56,081

      Net Loss                         $ (1,190,945)   $  (112,162)   $ (1,078,638)   $   (56,081)
                                       =============   ============   =============   ============

Loss per share
   Basic and diluted                   $      (0.03)   $     (0.00)   $      (0.03)   $     (0.00)
                                       =============   ============   =============   ============

Weighted average number of
 shares outstanding - basic and
     Diluted                             39,232,000     32,622,000      39,983,600     33,019,000
                                       =============   ============   =============   ============

___________________________________________________________________________________________________

See condensed notes to consolidated financial statements

                  COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
___________________________________________________________________________________________

                                                                             For the Period
                                                              For the Six      January 14,
                                                              Months Ended        2004
                                                                June 30,       to June 30,
                                                                  2005            2004

Cash Flows from Operating Activities
  Net loss                                                    $ (1,190,945)   $  (112,162)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation expense                                            11,500              -
    Provision for bad debt                                           1,708              -
    Non cash compensation expense                                  778,000          3,200
    Change in assets and liabilities                              (105,880)
  Net cash provided by (used in) operating activities             (505,617)        28,006

Cash Flows from Investing Activities
      Purchases of property and equipment                                -         (4,758)
  Net cash used in investment activities                                 -         (4,758)

Cash Flows from Financing Activities
      Proceeds received from sale of stock                         403,319        222,962
      Purchase of preferred stock                                  (40,000)             -
      Principal payments from debt and capital leases              (13,104)       (11,544)
 Net cash provided by(used in) financing activities                350,215        211,418

 Net increase (decrease) in cash                                 (155,402)        97,698

 Cash and cash equivalents at the beginning of the period          157,576              -

 Cash and cash equivalents at the end of the period           $      2,174    $    97,698
                                                              =============   ============

Supplementary Disclosure of Non Cash Investing and Financing Activities - During
the six months ended June 30, 2005, we assumed certain net liabilities  having a value of  approximately  $167,000  in  exchange  for shares of our common  stock valued at $510,000 (see Note A).

___________________________________________________________________________________________

See condensed notes to consolidated financial statements

                  COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
________________________________________________________________________________

NOTE A - BACKGROUND AND FORMATION, AND NATURE OF OPERATIONS

Competitive Companies, Inc. ("Competitive") was originally incorporated under the laws of the state of Nevada in March 1998, and shortly thereafter acquired all of the assets and assumed all of the liabilities of Competitive
Communications, Inc. ("CCI"), which was incorporated under the laws of the state of California in February 1996. In January 2000, CCI Residential Services, Inc.
("CCIR") was formed. This entity, which is also a wholly owned subsidiary of
Competitive was formed to expand on the residential services currently being provided by CCI, while CCI focused on developing revenue streams from other services.

Competitive, CCI and CCIR (collectively referred to as the "Company") provide telephone, cable television, long distance/inter - exchange, and dial up and high-speed internet connections and e-mail services, mainly to customers who live in multi-tenant residential buildings. The Company's operations are located in Riverside, California and substantially all of its customers are California residents.

On May 5, 2005 the Company merged with CA Networks, Inc. ("CAN"), which was a development stage enterprise that was in the process of developing a business model in the same industry as Competitive. CAN was formed under the laws of the state of Wyoming on January 14, 2004. The combined companies maintained the name of CCI.

On the date of the transaction (the "Effective Date") the Company issued
40,599,999 shares of its common stock to the shareholders of CAN in exchange for the 40,599,999 outstanding shares of CAN. In effect, each of CAN's shares that were issued and outstanding immediately before the merger was exchanged for one share of the Company's common stock. Although Competitive was the legal acquirer and surviving entity, because the shareholders of CAN received the majority of the voting rights in the combined entity, for accounting purposes the acquisition was treated as a recapitalization of CAN with CAN being reflected as the acquirer of Competitive (a reverse acquisition). Accordingly, the 5,912,061 common shares held by the Company's shareholders were deemed to have been issued by CAN in exchange for the Company's net liabilities at the date of the acquisition. Upon such acquisition date, the purchase price consisted of the following:

A) Estimated value of 5,912,061 shares of common stock of
    Competitive deemed to have been issued, at estimated value
    of $0.10 per share                                              $ 591,206

B) Direct costs of the business combination                            19,435

C) Net liabilities assumed                                            167,077

   Total                                                            $ 778,000

Because the net book value of Competitive' assets and liabilities approximated their fair values on the date of acquisition, the purchase price above has been reflected as an expense on the Company's books and records. Since the transaction was accounted for as a purchase, CAN's 2005 consolidated results of operations only include the results of operations of Competitive since the date of acquisition. If the results of operations of Competitive were included in the accompanying consolidated financial statements for the period between January 1,
2005 and the date of the acquisition, then 2005 revenues, expenses, net loss and net loss per share would have increased approximately as follows:

                    Qtr Ended June 30       Six Months Ended June 30

Revenues               $   90,000                  $  371,000
Expenses               $  113,000                  $  392,000
Net Loss               $   23,000                  $   21,000
Net Loss Per Share     $        -                  $        -

In connection with this transaction, we agreed to file a registration statement with the Securities and Exchange Commission to register the shares of restricted common stock issued to CAN's shareholders who own less than 5% of the total outstanding shares of the merged entity, however at the current time, we are considering whether or not this is feasible as we are not currently trading. The merged company (collectively "we", "us", "ours") intends to be a provider of local telephone, long distance service and high speed internet service through
Wireless Internet networks in all states it operates in, and will also offer cellular service nationwide.

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

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the
"SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the
United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30,
2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with Competitive's audited consolidated financial statements as of December 31, 2004 and for the years ended December 31, 2004 and 2003 contained in Competitive's Form 10-KSB, and the audited financial statements of CAN contained in the Company's 8-K/A filing dated June 27, 2005.

Recent Pronouncements

With the exception of SFAS 123(R) "Share-Based Payments", we do not believe any other recent accounting pronouncements could have an impact on our consolidated financial statements.

In December 2004, FASB Statement Number 123 ("FAS 123 (R)"), Share-Based
Payments. FAS 123 (R) was issued. This statement requires all entities to recognize compensation expense in an amount equal to the fair value of shared-based payments such as stock options granted to employees. We will be required to apply FAS 123 (R) on a modified prospective method. Under this method, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, we may elect to adopt
FAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by FAS 123. FAS 123 (R) is effective for the first reporting period beginning after December 15, 2005. Because all of our stock options outstanding have already fully vested, we do not believe the adoption of FAS 123 (R) will have a material impact on our consolidated financial statements.

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses from operations and are experiencing difficulty in generating sufficient cash flow to pay certain indebtedness which was due in April 2004 (the note has not been paid and is in default). In addition, we do not currently have the cash resources to meet our operating commitments for a period of twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan.
Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

As discussed in Note A, we have closed a merger with Competitive, which is a public company. We anticipate this merger will provide us with better access to debt or equity capital and/or that will help to improve our results of operations through our ability to offer additional services to our customers and through the negotiation of better line usage charges and sharing of operating overhead. Since inception, our operations have primarily been funded through private equity financing, and we expect to continue to seek additional funding through private or public equity and debt financing.

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

NOTE C - ISSUANCE OF OPTIONS

During the period ended June 30, 2005, we issued 1,877,000 options to purchase shares of our common stock to certain employees, which options vested immediately. Because the exercise price of the options ($.10) was equal to the fair value of our common stock at the date of the grant, and because we continue to use the intrinsic value method under Accounting Principles Board Opinion No.
25, "Accounting for Stock Issued to Employees," to account for our stock-based employee compensation arrangements, no stock based compensation has been recorded as a result of the issuance of such options.

NOTE D - OTHER RELATED PARTY TRANSACTIONS

During the quarter ended June 30, 2005, we paid consulting fees of approximately
$60,800 to certain officers and directors. The amount is included in compensation and benefits in the accompanying consolidated statement of operations.

NOTE E - SUBSEQUENT EVENTS

During the quarter ended June 30, 2005, we entered an acquisition agreement to purchase an unrelated entity. However, because this entity failed to comply with the terms of the acquisition agreement, we were unable to consummate the acquisition, and abandoned our efforts relative to such matter in September
2005. During the period between the date of the acquisition agreement and our decision to abandon the proposed acquisition, we invested approximately $109,000 in such entity. This amount, which is included in other assets in the accompanying consolidated balance sheet, was determined to be impaired as of the date of our decision to abandon the acquisition and accordingly, we charged operations for $109,000 in September 2005.

Subsequent to September 30, 2005, our Board of Directors authorized the grant of
3,750,000 options to our Directors for services provided in such quarter. The options vest immediately and have exercise prices of $.10 per share which amount is equal to the fair value of our common stock as of the date of the grant.
Because we account for equity instruments issued to non-employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable, we anticipate that stock based compensation will be applicable for these options in the fourth quarter of our fiscal year ended December 31, 2005.

________________________________________________________________________________

End of financial statements.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

RESULTS OF OPERATIONS-COMPETITIVE COMPANIES, INC.

Statement of Operations. At this time comparisons of operations to the January
14, 2004 to June 30, 2004 period are not possible, because of the merger/acquisition between Competitive Companies, Inc. and CA Networks.
Therefore, we will focus the financial comparisons on the three and six months ending June 30, 2005 and include information from 2004 as it relates to customer base only.

Revenues. Revenues were $198,615 and $192,285 during the six and three months ended June 30, 2005. respectively as compared to no revenues during the corresponding periods of the preceding fiscal year. This is because prior to our acquisition of Competitive Companies, Inc. in May 2005, we were a development stage enterprise that had not commenced its planned principal operations. In
2005, we acquired Competitive Companies, Inc and started to generate revenues from telephone services we provide to apartment complexes. While not evident in the consolidated statements of operations(as Competitive's financials are not presented for 2004), Competitive's revenues declined somewhat because of competitive pricing. We have partially compensated for the competitive pricing from the special free long distance calling plans and free local calling minutes offered by most wire and cellular telephone companies by reducing our prices for long distance services. Even with our more aggressive pricing and package plans, we have not been able to increase our number of apartment complex telephone customers.

Some apartment complex customers have continued to use cellular telephones as their only telephone. The apartment owners have also reported a decline in the apartment complex occupancy rates at several properties, which has directly affected our customer base. The number of apartment complex telephone customers decreased by 235 (14%) from 1,712 through the second quarter of 2004 to 1,477 through the second quarter of 2005. The cable television service revenue also decreased slightly through the second quarter of 2005 as compared through the second quarter of 2004. This has resulted in our serving approximately 6% or 40 fewer cable television customers through the end of the second quarter of 2005 compared through the end of the second quarter 2004.

Our introduction of high-speed Internet services and competitively priced telephone-cable television-high speed Internet package have helped to increase our apartment complex Internet service customer base by 43 (23%) customers from
189 through the second quarter of 2004 to 232 through the second quarter of
2005. We believe that the apartment complexes will maintain current occupancy rates at least through the end of 2005 provided no major changes occur in the economy. We anticipate revenue may continue to be slightly reduced due to competitive telephone pricing, cellular service competition, and satellite television competition.

Additionally, sales to business and residential customers have been slower than anticipated. This is due to low margins associated with re-sale of the major local exchange carrier services and higher bad debt with this customer base as apposed to the apartment complex customer base. We will start to address the lower margins as we build our infrastructure that will support our wireless concept. Our improved pricing for telephone service, cable television service, and high-speed Internet service is competitive with major providers, and provides a bundled package that is not available to our customers from any of our competitors. Acquisition of new contracts with apartment owners for telephone, television, and high-speed internet services to their complexes is contingent on potential additional financing, which we will continue to pursue.

                                       10

Other Operating Expenses. Other operating expenses for the six months ended June 30, 2005 were $1,154,221. This amount was made up primarily of compensation and benefits of $1,000,008, occupancy of $76,471 and other expenses of $67,828. Compensation was primarily attributable to $778,000 of non-cash expenses arising from our acquisition of Competitive.

LIQUIDITY AND CAPITAL RESOURCES

Cash received from operations in 2005 was primarily from telephone and cable subscriber revenue generated by our telephone and cable TV service at apartment complexes. Additional revenue was generated from residential and business telephone customers and high-speed Internet service to selected apartment complexes.

We used cash for operating and investing activities during the period ended June
30, 2005. These cash outflows were primarily financed through sales of our common stock.

We are in default on a $207,450 note payable due April 28, 2004, bearing interest at 15%, and a note payable, bearing interest at 10% and under which we currently owe principal and interest of approximately $55,000.

We do not have adequate cash to pay the aforementioned notes and/or meet our other operating commitments for the next year.

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

                                       11

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

Item 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and
15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange
Commission's rules and forms, and that such information is accumulated and communicated to our management and our board of directors, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. This evaluation was carried out under the supervision and with the participation of our management, including our principal (chief) executive officer and principal (chief)
financial officer. Based upon the evaluation, our principal (chief) executive officer and principal (chief) financial officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at such date.

Through the merger with Competitive Companies, Inc. we became a public company in May 2005. We have hired outside consultants and professionals to assist us with our SEC reporting requirements, however we continue to evaluate our needs as they relate to accounting and disclosure controls and procedures and plan to implement new disclosure controls and procedures. As part of this plan and implementation, we are re-evaluating, re-designing, and documenting policies and procedures, putting those procedures in operation and monitoring the effectiveness of the procedures.

Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls during the
Company's fiscal quarter ended June 30, 2005, the Company's Principal Executive
Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or are reasonably likely to materially effect, the
Company's internal controls over financial reporting.

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 2. Changes in Securities

During the quarter ending June 30, 2005, we issued shares of our common stock for consulting services and cash. The stock was issued to U.S. persons in transactions that were exempt from registration under section 4(2) promulgated under the Securities Act of 1933. No commissions were paid.

                                       12

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

Date: January 5, 2006