Form 10QSB
period 2005-09-30
COMPETITIVE COMPANIES INC
filed 2006-01-23
CIK 1161706

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   FORM 10-QSB

     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

               For the quarterly period ended September 30, 2005.

      ( ) Transition report pursuant to Section 13 or 15(d) of the Exchange
     Act for the transition period from April 1, 2005 to September 30, 2005.

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

                                 YES ( ) NO (x)

                           COMPETITIVE COMPANIES, INC.
                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION                                         Page

Item 1. Consolidated Financial Statements (unaudited)

    Consolidated Balance Sheet as of September 30, 2005                3

    Consolidated Statements of Operations for the three and
    nine months ended September 30, 2005, the period January
    14, 2004 to September 30, 2004 and the three months ended
    September 30, 2004                                                 4

    Consolidated Statements of Cash Flows for the nine months
    ended September 30, 2005 and the period January 14, 2004
    to September 30, 2004                                              5

    Condensed Notes to Consolidated Financial Statements               6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations (including cautionary statement)             10

Item 3.   Controls and Procedures                                      12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                              13

Item 2. Changes in Securities                                          13

Item 3. Defaults Upon Senior Securities                                13

Item 4. Submission of Matters to a Vote of Securities Holders          13

Item 5. Other Information                                              13

Item 6. Exhibits and Reports on Form 8-K                               13

Signature                                                              13

                  COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

               CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2005
                                   (UNAUDITED)
________________________________________________________________________________

                                     Assets

Current Assets
   Cash                                                      $    12,906
   Accounts receivable, net of allowance for
     doubtful account of  $79,624)                               122,099
   Inventories                                                    44,376
   Prepaid expenses and other current assets                       4,292
      Total current assets                                       183,673

   Property and equipment - net                                  159,389
   Other assets                                                   11,970

   Total                                                     $   355,032
                                                             ============

                      Liabilities and Stockholders' Deficit

Current Liabilities
   Accounts payable                                          $   192,985
   Current maturities of long term debt                          259,263
   Current maturities of capital lease obligations                 6,372
   Accrued and other liabilities                                 135,073
      Total current liabilities                                  593,693

Long term debt and capital lease obligations                      48,500
      Total liabilities                                          642,193

Stockholders' Deficit:
   Preferred stock  $.001 par value; 10,000,000 shares
    authorized; none outstanding                                       -
   Common stock $.0001 par value; 70,000,000 share authorized;
    47,477,310  shares issued and outstanding                      4,744
   Additional paid-in capital                                  1,468,364
   Deficit                                                    (1,760,269)
      Total stockholders' deficit                               (287,161)

   Total                                                     $   355,032
                                                             ============
________________________________________________________________________________

See condensed notes to consolidated financial statements

                  COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
____________________________________________________________________________________________

                                                 For the
                              For the Nine    Period January   For the Three   For the Three
                              Months Ended     14, 2004 to      Months Ended    Months Ended
                              September 30,    September 30,    September 30,   September 30,
                                  2005             2004             2005            2004

Revenues                      $   482,476      $       -0-       $   283,861     $       -0-

Cost of revenue                   515,277              -0-           279,938             -0-

Gross profit (loss)               (32,801)             -0-             3,923             -0-

Other operating expenses        1,503,144          168,243           348,923          56,081

Net Loss                      $(1,535,945)     $  (168,243)      $  (345,000)    $   (56,081)
                              ============     ============      ============    ============

Basic and diluted net
  loss per share              $     (0.03)     $     (0.01)      $     (0.01)    $     (0.00)
                              ============     ============      ============    ============

Weighted average shares
  outstanding
   - basic and diluted         40,072,300       31,481,700        48,485,100      33,834,400
                              ============     ============      ============    ============
____________________________________________________________________________________________

See condensed notes to consolidated financial statements

                  COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
____________________________________________________________________________________

                                                                      For the Period
                                                      For the Nine      January 14,
                                                      Months Ended         2004
                                                      September 30,    to September
                                                          2005           30, 2004

Cash flows from operating activities:
 Net loss                                             $ (1,535,945)    $   (168,243)
 Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation expense                                    32,090              321
    Impairment of investment in Blakey Printing           109,536                -
    Provision for bad debt                                   2,800                -
    Non cash compensation expense                          778,000            3,200
    Change in assets and liabilities                        93,022          (16,294)
Net cash used in operating activities                     (520,497)        (181,016)

Cash flows from investing activities:
    Purchases of property and equipment                          -           (8,737)
    Investment in potential acquisition                   (109,536)               -
Net cash used in investing activities                     (109,536)          (8,737)

Cash flows from financing activities:
    Proceeds received from sales of stock                  544,000          283,699
    Purchase of preferred stock                            (40,000)             -0-
    Principal payments on debt and capital leases          (24,317)             -0-
Net cash provided by financing activities                  479,683          283,699

Net increase (decrease) in cash                           (150,350)          93,946
Cash and cash equivalents at the beginning of the
   period                                                  163,256              -0-
Cash and cash equivalents at the end of the period    $     12,906     $     93,946
                                                      =============    =============

Supplementary Disclosure of Non Cash Investing and Financing Activities - During
the nine months ended September 30, 2005, we assumed certain net liabilities having a value of approximately $167,000 in exchange for shares of our common stock valued at approximately $591,200 (see Note A).

____________________________________________________________________________________

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

On May 5, 2005 the Company merged with CA Networks, Inc. ("CAN" and collectively
"we", "us", "our"), which was a development stage enterprise that was in the process of developing a business model in the same industry as Competitive. CAN was formed under the laws of the state of Wyoming on January 14, 2004. We maintained the name of CCI.

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
value of $0.10 per share                                    $ 591,206

Direct costs of the business combination                       19,717

Net liabilities assumed                                       167,077

Total                                                       $ 778,000
                                                            =========

Because the net book value of Competitive's assets and liabilities approximated their fair values on the date of acquisition the purchase price above has been reflected as an expense on the Company's books and records. Since the transaction was accounted for as a purchase, our 2005 consolidated results of operations only include the results of operations of Competitive since the date of acquisition. If the results of operations of Competitive were included in the accompanying consolidated financial statements for the period between January 1,
2005 and the date of the acquisition, then 2005 revenues, expenses, net loss and net loss per share would have increased approximately as follows:

                       Qtr Ended September 30   Nine Months Ended September 30

Revenues                     $    -                $     371,000
Expenses                     $    -                $     392,000
Net Loss                     $    -                $      21,000
Net Loss Per Share           $    -                $           -

In connection with this transaction, we agreed to file a registration statement with the Securities and Exchange Commission to register the shares of restricted common stock issued to CAN's shareholders who own less than 5% of the total outstanding shares of the merged entity, however at the current time, we are considering whether or not this is feasible as we are not currently trading. We intend to be a provider of local telephone, long distance service and high speed internet service through wireless Internet networks in all states in which we operate, and will also offer cellular service nationwide.

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

Basis of Presentation

Our accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of
America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission.
Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the United
States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30,
2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with Competitive's audited consolidated financial statements as of December 31, 2004 and for the years ended December 31, 2004 and 2003 contained in Competitive's Form 10-KSB, and the audited financial statements of CAN contained in our 8-K/A filing dated June 27,
2005.

Recent Pronouncements

With the exception of SFAS 123(R) "`Share-Based Payments", we do not believe any other recent accounting pronouncements could have an impact on our consolidated financial statements. SFAS 123 requires all entities to recognize compensation expense in an amount equal to the fair value of shared-based payments such as stock options granted to employees. We will be required to apply FAS 123 (R) on a modified prospective method. Under this method, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, we may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by
FAS 123. FAS 123 (R) is effective for the first reporting period beginning after
December 15, 2005. Because all of our stock options outstanding have already fully vested, we do not believe the adoption of FAS 123 (R) will have a material impact on our consolidated financial statements.

Long-Lived Assets

During the quarter ended June 30, 2005, we entered an acquisition agreement to purchase an unrelated entity. However, because this entity failed to comply with the terms of the acquisition agreement, we were unable to consummate the acquisition, and abandoned our acquisition efforts in September 2005. During the period between the date of the acquisition agreement and our decision to abandon the proposed acquisition, we invested approximately $109,000 in such entity.
This amount was determined to be impaired as of the date of our decision to abandon the acquisition and accordingly, we charged operations for approximately
$109,000 in September 2005.

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses from operations and are experiencing difficulty in generating sufficient cash flow to pay certain indebtedness which has a balance of approximately $300,000
(including accrued interest) that was due in 2004. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

We anticipate our merger discussed in Note A will provide us with better access to debt or equity capital and/or will help to improve our results of operations through our ability to offer additional services to our customers and through the negotiation of better line usage charges and sharing of operating overhead.
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

NOTE C - ISSUANCE OF OPTIONS

During the period ended June 30, 2005, we issued 1,877,000 options to purchase shares of our common stock to certain employees, which options vested immediately. Because the exercise price of the options ($.10) was equal to the fair value of our common stock at the date of the grant, and because we were using the intrinsic value method under Accounting Principles Board Opinion No.
25, "Accounting for Stock Issued to Employees," to account for our stock-based employee compensation arrangements, no stock based compensation was recorded as a result of the issuance of such options.

NOTE D - OTHER RELATED PARTY TRANSACTIONS

During the quarter ended September 30, 2005, we paid consulting fees of approximately $13,000 to certain officers and directors.

NOTE E - SUBSEQUENT EVENTS

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

RESULTS OF OPERATIONS-COMPETITIVE COMPANIES, INC.

At this time, a meaningful comparison of 2005 operating results to operating results generated in 2004 is not possible because of the merger/acquisition between Competitive Companies, Inc. ("Competitive") and CA Networks. ("CAN" and
collectively "we", "us", "our"). Therefore, we have focused our discussion on
2005 results of operations.

Revenues. Revenues approximated $482,500 and $283,900 during the nine and three months ended September 30, 2005 respectively, as compared to no revenues during the corresponding periods of the preceding fiscal year. This is because prior to our acquisition of Competitive in May 2005, CAN (the accounting acquirer) was a development stage enterprise that had not commenced its planned principal operations. After the merger with Competitive, we started to generate revenues from telephone services we provide to apartment complexes. While not evident in the consolidated statements of operations (as Competitive's financials are not presented for 2004), Competitive's revenues have declined somewhat because of competitive pricing.

Our revenues during the quarter ended September 30, 2005 approximated $283,900 or $91,600 more than revenues reported in our quarter ended June 30, 2005.
Substantially all of this increase (or $89,600) was because our current quarter reflected a full quarter of revenues of Competitive whereas the quarter ended
June 30, 2005 only included the revenues of Competitive for the period May 5,
2005 (date acquisition) to June 30, 2005. Our growth was slower than expected primarily because of a reduction in revenue from telephone services we provide to MDU's (multiple dwelling units). During the third quarter we lost 4% of our customer base in the telephone services sector. We continue to compensate for the reductions in customer base through more competitive pricing and cost improvements in our operations and with additional features in our services. It appears that with our more improved pricing and additional features we will increase our margin on a per MDU basis. Additionally, we increased our DSL customer base by 14% and cable television by 5% in the third quarter of 2005.

With the continued competitive pressure from the use of cellular telephones and bundled services from the major carriers, our challenge is to improve the VOIP
(voice over internet protocol) project timeline. We should have our testing completed during the first quarter of 2006. When the testing and installation role out is completed, our sales are anticipated to increase. We believe this will allow us to reduce our costs, more competitively price our service and dramatically improve margins. Additionally, as we bundle our services, DSL and cable television margins will increase due to fixed cost expenses associated with those services.

Sales to business and residential customers continue to be slower than expected, but appear to be poised for improvement in the next two quarters. This is partially due to possible contracts with municipalities in the Kentucky region.
Infrastructure costs which are associated with our residential market will continue to increase as we prepare for our wireless concept. Our future expenses associated with these costs will give us the ability to improve pricing for telephone, digital television and high-speed Internet service. Expansion in both areas of our business (MDU and Residential) will be highly dependent on our fund raising activities as we move forward.

                                       10

Gross Profit. Gross profit was $3,923 for the quarter ended June 30, 2005 as compared to a gross loss of approximately $43,000 during the quarter ended June
30, 2005. This was due primarily to the efficiency gains made in our MDU
(multiple dwelling units) business increasing margins through pricing increases, while having fixed costs associated with these services and expenses. We plan to continue installing aggressive cost improvements to reduce expenses and gain revenue back. Gross profit should continue to improve as more customers are added to offset expenses.

Other Operating Expenses. Other operating expenses were $1,503,144 and $348,921 during the nine and three months ended September 30, 2005, respectively as compared to other operating expenses of approximately $168,243 and $56,081 during the corresponding periods of the preceding fiscal year. This is because prior to our acquisition of Competitive in May 2005, CAN (the accounting acquirer) was a development stage enterprise that had no revenues and limited expenses.

Our other operating expenses during the quarter ended September 30, 2005 were approximately $686,000 less than such expenses during the quarter ended June 30,
2005 because as mentioned in Note A to the Consolidated Financial Statements,
the quarter ended June 30, 2005 included a charge of $778,000 arising from the acquisition of Competitive. Exclusive of this charge, other operating expenses during the quarter ended June 30, 2005 would have been $257,000 or approximately
$92,000 less than the quarter ended September 30, 2005. This difference was primarily because we charged operations for $109,000 in the third quarter as a result of our decision to abandon a potential acquisition.

LIQUIDITY AND CAPITAL RESOURCES

We used cash for operating and investing activities during the period ended
September 30, 2005. These cash outflows were primarily financed through sales of our common stock.

Cash received from operations was primarily derived from telephone, cable and
DSL subscriber revenue service at apartment complexes, in addition to telephone and high-speed Internet service to residential and business customers. We also have received proceeds from sales of stock during the nine months ended
September 30, 2005. There was a net decrease of cash for the nine months of 2005 versus a net cash increase in 2004 during the period January 14, 2004 to
September 30, 2004 primarily because CAN was a development stage enterprise with limited operations in 2004. In addition, we also invested approximately $109,000 pursuing a potential acquisition (which was subsequently abandoned and the related investment impaired). We continue to be heavily dependent on investment funds to support infrastructure costs while we prepare to implement our VOIP and wireless plans. Once these plans are implemented and operational costs are reduced, cash flow will increase. We anticipate that this will take at least 3 more quarters given a similar economic and industry status.

We are in default on a $207,450 note payable plus accrued interest of approximately $40,000 (the note bears interest at 15%), and a note payable bearing interest at 10% and under which we currently owe principal and interest of approximately $57,000.

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

                                       11

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. This evaluation was carried out under the supervision and with the participation of our management, including our principal (chief) executive officer and principal
(chief) financial officer. Based upon the evaluation, our principal (chief)
executive officer and principal (chief) financial officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at such date.

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

Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls during the
Company's fiscal quarter ended September 30, 2005, the Company's Principal
Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or are reasonably likely to materially effect, the
Company's internal controls over financial reporting.

                                       12

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 2. Changes in Securities

During the quarter ending September 30, 2005, we issued shares of our common stock for cash. The stock was issued to U.S. persons in transactions that were exempt from registration under section 4(2) promulgated under the Securities Act of 1933. No commissions were paid.

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

         Exhibits

             31         Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                        Officer and Acting Chief Financial Officer, Russell Preston

             32         Section 1350 Certification, Russell Preston

         Reports on Form 8-K

             -  Form 8-K filed on September 13, 2005 reporting on Item 5.02

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

Date: January 20, 2006