Form 10KSB
period 2005-12-31
COMPETITIVE COMPANIES INC
filed 2006-09-19
CIK 1161706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-76630

COMPETITIVE COMPANIES, INC.

(Name of small business issuer in its charter)

Nevada	65-1146821
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3751 Merced Drive, Suite A
Riverside, CA	92503
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (951) 687-6100

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

(Name of small business issuer in its charter)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The issuer’s revenues for its most recent fiscal year ended December 31, 2005. $773,230.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of July 28, 2006, 2006 was $1,173,800.35 based on a share value of $0.05.

The number of shares of Common Stock, $0.001 par value, outstanding on July 28, 2006, 2006 was 52,270,050 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

COMPETITIVE COMPANIES, INC.

FOR THE FISCAL YEAR ENDED

December 31, 2005

Index to Report

on Form 10-KSB

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	Our current deficiency in working capital;
•	Increased competitive pressures from existing competitors and new entrants;
•	Our ability to market our services to new subscribers;
•	Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	Consumer acceptance of price plans and bundled offering of our services;
•	Loss of customers or sales weakness;
•	Technological innovations;
•	Inability to achieve future sales levels or other operating results;
•	Key management or other unanticipated personnel changes; and
•	The unavailability of funds for capital expenditures.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document.

In this form 10-KSB references to “CCI”, “the Company”, “we,” “us,” and “our” refer to COMPTETIVE COMPANIES, INC. and its wholly owned subsidiaries COMPETITIVE COMMUNICATIONS, INC., CCI RESIDENTIAL SERVICES, INC., and THE TELEPHONE COMPANY.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC that can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company’s filings are also available through the SEC’s Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC’s website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

(a) General Business Development

Competitive Companies, Inc. (“CCI”) was formed in October 2001 to restructure a company formerly known as “Western Telephone and Television”, which had been in business since 1985 providing telephone systems and services to apartment complexes. CCI became the parent company of Competitive Communications, Inc., which provides local and long distance telephone service to retail users, and CCI Residential Services, Inc., which provides local, and long distance telephone service, Internet service and cable television service to apartment complexes in California, Alabama and Mississippi. The Company’s main offices are located in Riverside, California and Kentucky.

On May 5, 2005, CCI merged with CA Networks, Inc. (“CAN”), which provides retail local and long distance telephone service and DSL Internet service in Kentucky. The company operates as “The Telephone Company” in Kentucky and has been providing retail service since November 2004. According to the terms of the Merger Agreement and Plan of Reorganization we agreed to issue to the shareholders of CAN 39,885,659 shares of common stock of CCI in exchange for 39,885,659 shares of common stock of CAN. Subsequent to year-end, we sold The Telephone Company to a company owned by Mr. Russ Preston, an affiliate of the Company.

For the years ended December 31, 2005 and December 31, 2004, we incurred net losses of $1,966,556 and $34,981, respectively. Our accumulated deficit at the end of December 31, 2005 was $2,152,812. We are also in default for payment of our major debt obligations. These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months. See Note 3 to the accompanying financial statements for a discussion of management’s plans for the next twelve months.

(b) Our Business

CCI is a Nevada corporation that is now trading publicly and is essentially a holding company for its operating subsidiaries, Competitive Communications, Inc. (“Competitive Communications”) and The Telephone Company, which are approved and regulated local and long distance telephone companies in California, Mississippi and Kentucky, and CCI Residential Services Inc. (“CCI Residential”), which is a non-regulated telephone company providing local and long distance telephone service, high-speed Internet and cable television service to large apartment complexes in California, Alabama, and Mississippi.

CCI has developed its own operating service system known as Hartline that provides the back office needs for provisioning, customer service and billing for its customers. Since the provisioning of retail customers is so different than the provisioning of apartment complex customers, there is no other known system in the market that combines the requirements of the two different market needs.

CCI provides telecommunications services primarily to residents of apartment complexes, retail businesses and residential users, in primary and secondary metropolitan areas of California, Alabama, Mississippi, and more rural areas of Kentucky. It operates in both a regulated and non-regulated environment. Competitive Communications and The Telephone Company subsidiaries are regulated; CCI Residential is unregulated. The telecommunications products and services provided by the company and its subsidiaries include local telephone services, domestic and international long distance services, and enhanced voice, data and Internet services.

Principal Products and Services

Under the Telecommunications Act of 1996, CCI’s regulated subsidiaries, Competitive Communications and The Telephone Company, receive significantly discounted prices from the existing or traditional local phone companies and long distance carriers, thereby reducing their costs. As regulated telecommunications providers, the companies are required to negotiate agreements for resale services from the local exchange carriers, to file telephone rate tariffs with state public utilities commissions, and are subject to the state public utilities commission rules regarding telecommunications carriers. The companies are currently approved as operating telephone companies in California, Mississippi and Kentucky and operate as approved public utilities by each state’s Public Service Commissions. Competitive Communications and The Telephone Company have completed wholesale interconnect agreements with SBC, now known as “AT&T”, Verizon, BellSouth, Alltel, QWEST and USLEC. These agreements allow us to purchase wholesale local and long distance telephone service and nationwide Internet service at discounted prices and resell those services at retail rates to businesses and residential users.

The subsidiary, CCI Residential, operates under shared tenant services provisions within each state and is a non-regulated company. As such, it is not required to file tariffs with state public utilities commissions and does not have to comply with commission rules regarding local exchange carriers, thus legally avoiding the more onerous rate filing requirements of the regulated subsidiaries and other regulated carriers. CCI Residential can sign individual agreements with property owners allowing for payments to the property owner a portion of the revenue the subsidiary receives from apartment complex residents on the owner’s property. As a shared tenant service provider, CCI Residential is required by each state’s public utilities commission to provide regulated carriers with equal access to the apartment complexes it services. CCI Residential accounts for approximately 90 percent of CCI’s consolidated revenue through an oral agreement whereby CCI sells services from Competitive Communications, the regulated subsidiary, through the unregulated subsidiary, CCI Residential.

The remaining percentage of CCI’s revenue is a result of direct sales to other residential and business customers. It is anticipated that the direct sales percentage of Competitive Communications and The Telephone Company will increase considerably in the future as residential and business customer bases are increased and as CCI moves away from hard-wired services as a reseller of local telephone carrier services to the voice, video and data services of wireless Internet and VoIP (Voice-over-Internet Protocol) services. This move will significantly reduce CCI’s costs for services that are now purchased from the incumbent local telephone companies.

Competitive Communications, Inc. and The Telephone Company Services

Both of these subsidiaries offer the following services in most of their markets: local and long distance telephone services, toll-free or 800 service, and dedicated Internet and DSL services to business and non-apartment complex residential customers.

To offer these services, Competitive Communications must secure certification from a state regulator and typically must file rates or price lists for the services that it will offer. The certification process varies from state to state; however, the fundamental requirements are largely the same. State regulators require new entrants to demonstrate that they have secured adequate financial resources to establish and maintain good customer service. New entrants must show that they possess the knowledge and ability required to establish and operate a telecommunications network. CCI currently has all necessary agreements in place in California, Mississippi and Kentucky and is ready to file in Alabama, Colorado, and Michigan.

Services are sold as bundled or unbundled, depending on the customer’s preference. Presently, services are sold directly to business and residential customers. Competitive Communications also sells services to CCI Residential, which then sells these services to apartment residents under shared tenant services provisions. Most of Competitive Communications’ direct sales to business and residential customers result from direct solicitation, Yellow Pages advertising, referrals from other customers, and conversion of customers who leave apartment complexes serviced by CCI Residential. In the future, CCI plans to add commissioned sales agents to target small- to medium-sized businesses and residential customers. Initially, these agents will be added in California and then in other states as CCI becomes an authorized local exchange carrier in those states. It is anticipated that the small- to medium-sized businesses will provide better gross margins than the residential market since business customers normally make more long distance calls, create less bad debt than residential customers, and are more apt to subscribe to high-speed Internet services. Presently, approximately 90 percent of Competitive Communications’ sales are due to CCI Residential, and the remaining percentage is from direct sales of telephone and Internet services to retail residential and business customers.

CCI Residential Services

CCI Residential provides the following products and services: local and long distance services, high-speed Internet, cable television, and toll-free or 800 service in California, Alabama, and Mississippi.

To offer these services to apartment complex customers, CCI Residential must sign a contract with the apartment owner. These multi-year contracts normally range from five to 20 years. They provide for the apartment owner to share in a percentage of the revenue received from servicing the complex. The percentage received may vary from 0 percent to 11 percent, based on the total revenue received, the types of services provided, the term of the contract and other negotiated factors. If the complex is under construction, CCI Residential must plan for, have approved, and install underground cabling. If the complex is already built, it must survey the cabling needs and negotiate the use of the cable with the owner. It must secure state approval to conduct business in the state and establish service from Competitive Communications, if available, or if Competitive Communications is not yet certified, from the traditional local phone companies. With the ability to provide bundled services in an extremely cost effective manner, CCI Residential plans to market to the MDU (multiple-dwelling units) market in a vigorous manner.

Services sold by CCI Residential can be bundled or unbundled depending on the customer’s preference. Competitive Communications sells unbundled telephone, cable television, and Internet services to CCI Residential at or marginally above Competitive Communications’ cost. CCI Residential then sells these services to apartment complex customers at competitive market prices. By having all outside service agreements under Competitive Communications, it will be possible in the future to negotiate better terms and discounts based on the combined volume of the customer bases of Competitive Communications and CCI Residential.

When tenants move into an apartment complex serviced by CCI Residential, the leasing agent informs them that the complex has a private telephone service provider and a private cable television provider (in those locations where CCI provides the cable television service). Tenants must contact CCI Residential in order to activate their telephone and cable television service. Those tenants who prefer to receive service from the local telephone company instead may do so. However, their telephone line must be cross-connected from CCI Residential to the local telephone company. This may take the telephone company from a few days to two weeks to accomplish and will cost the tenant for the work. The telephone service for those tenants who select CCI Residential for their service, in most cases, will be activated while they are still on the line placing their orders. On average, more than 46 percent of tenants decide to use CCI Residential telephone service. Those who do not use the CCI Residential can select a local carrier, use their cell phones only, or choose not to have any telephone service. Over 65 percent of tenants use CCI Residential provided cable television service at those complexes where CCI Residential offers the service. Those who do not use CCI Residential either use satellite television dishes for service or do not have television service at all. Approximately 30 percent of tenants use DSL Internet service provided by CCI Residential. Presently, approximately 65 percent of the CCI Residential revenue is from telephone-related service, approximately 25 percent is from cable television service, and approximately 10 percent is from Internet service to tenants of apartment complexes serviced by the company. It is anticipated that the percentage of revenues from Internet services will increase in the future as the company expands its Internet service offering to additional complexes serviced and as market penetration increases.

As CCI Residential purchases its services from Competitive Communications, CCI Residential does not need or have the same connection services agreements required of Competitive Communications.

Long Distance Services

The company offers a full range of domestic and international long distance services. These services include “1+” outbound calling and inbound toll free service.

Competitive Communications, Inc., has negotiated an agreement with QWEST Communications for volume discounts for long distance resale. Prior to signing with QWEST, the company had long distance service providers that were more expensive than QWEST and provided very poor service. Periodically the company reviews proposals from other long distance providers to ensure that it is receiving the best possible rates. Should better rates with comparable service be found, a request revision of the QWEST agreement would be requested or the more cost effective provider would be selected and transition made to the new provider.

The agreement with QWEST allows CCI to offer long distance telephone service in all 50 states.

Internet Services

Since May 2002 CCI has been installing and offering high-speed Internet service to selected apartment complex customers. It offers high-speed Internet access services via digital subscriber line, (DSL). After accepting bids from five other carriers, based on price and service quality, QWEST was selected as the carrier to provide the Internet service telephone lines at selected apartment complexes. Also in place are Internet resale agreements with Alltel Communications and USLEC that cover selected business and residential markets in Kentucky.

Competitive Companies, dba The Telephone Company in Kentucky, will begin installing and testing wireless Internet service in the summer of 2006. VoIP service will be added to the wireless service and will allow the company to offer complete local and long distance telephone service along with the Internet service. This complete service is projected to compete with the incumbent local telephone companies in more rural areas (those cities and towns with populations of less than 30,000) as a lower-cost alternative for telecommunications services.

While many companies in the telecommunications industry are looking to provide these services, the cost of equipment at the user’s home or business is often prohibitive, taking up to five years to recoup the cost of the equipment alone. CCI is the process of negotiating an agreement with a company that develops equipment to send and receive voice, video, and data signaling. CCI anticipates it will be able to rent at a cost of $10 per month per subscriber, making it financially feasible to attack these rural markets with wireless services.

While there are a number of municipalities that want to set up wireless services for their cities, the large telephone and cable TV companies are attempting to block the ability of municipalities to offer the services as they compete directly with private enterprise. Legal action is taking place in several areas to prohibit this competition. CCI has developed a program that works with municipalities to provide wireless services to their population and generates a residual income for the city. CCI has completed an agreement with Vine Grove, Kentucky and is currently negotiating with several other cities. The company expects this program to spread throughout the southeastern and midwestern states very quickly.

Voice-over-Internet Protocol

VoIP uses the traditional technology of sending data packets over the Internet to now transmit voice, through the compression of voice into data packets which are transmitted over data networks. Instead of establishing a specific connection between two devices and sending a message in “one piece”, VoIP separates the message into smaller fragments called packets. These packets are transmitted separately over a decentralized network and upon reaching its final destination, are reassembled into the original message.

With continued competitive pressure from the use of cellular telephones and bundled services from the major carriers, CCI’s challenge is to improve the VoIP project timeline. CCI has been testing the VoIP services for the past several months at its office in Riverside, California, and at various apartment complexes in California. Several different carriers and gateway devices have been tested and CCI has decided on the carrier and equipment they plan to use in the future.

CCI began its launch of the VoIP to existing customers on May 1, 2006, at a complex in San Ramon, California. Based on continued positive results, the Company plans to convert all existing customers and new customers to VoIP by December 1, 2006. Additionally, as CCI bundles its services, DSL and cable television margins will increase due to fixed cost expenses associated with those services.

Competition and Market Overview

The telecommunications industry is highly competitive. CCI believes that the principal competitive factors affecting its business will be pricing levels and clear pricing policies, customer service, and to a lesser extent the variety of services offered. Its ability to compete effectively will depend upon its continued ability to maintain high-quality, market-driven services at prices generally equal to or below those charged by competitors. To maintain its competitive posture, CCI believes that it must be in a position to reduce its prices in order to meet reductions in rates, if any, by others. Any such reductions could reduce revenues. Many of  CCI’s current and potential competitors have financial, personnel, and other resources, including brand name recognition as well as other competitive advantages.

CCI competes principally with traditional local phone companies serving an area, such as SBC (AT&T), BellSouth, Verizon, and Alltel. While these types of providers have name recognition, CCI has the ability to offer lower pricing and bundled packages of services with one bill and one point of contact.

As a recent entrant in the integrated telecommunications services industry, CCI has not achieved and does not expect to achieve a significant market share for any of its resale services. Recent regulatory initiatives allow newer local phone companies such as our subsidiary, Competitive Communications, to connect with traditional local phone company facilities. Although this provides increased business opportunities for CCI, such connection opportunities have been -- and likely will continue to be -- accompanied by increased pricing flexibility for and relaxation of regulatory oversight of the traditional local phone companies.

Traditional local phone companies have long-standing relationships with regulatory authorities at the federal and state levels. While recent FCC administrative decisions and initiatives provide increased business opportunities to telecommunications providers such as CCI, they also provide the traditional local phone companies with increased pricing flexibility for their private line, special access and switched access services. However, Wireless Internet and VoIP services are currently non-regulated and cost much less than the standard hardwire services offered by the local phone companies. Therefore, CCI will be able to move the majority of its business from the regulated arena and compete very competitively with the traditional companies.

Voice-over-Internet Protocol

VoIP services first emerged in the mid 1990s but were not typically used for transmitting voice signals due to the potential for data packets to be delayed or lost, preventing a real-time transmission and possibly resulting in poor sound quality. Due to these glitches, VoIP did not receive a positive response early on and most consumers were not attracted to the idea of VoIP. However, as bandwidth increased and improvements in the packet technology occurred, the quality and reliability of VoIP were enhanced.

With new improvements, VoIP now allows a much higher volume of telecommunications traffic to flow at much higher speeds than do traditional circuits, while at a significantly lower cost. VoIP networks are less capital intensive to construct and much less expensive to maintain. VoIP networks are based on Internet protocol and therefore can interface with web-based services, such as virtual portals, interactive voice response, and unified messaging packages. A VoIP network utilizes intellectual property to transmit a call from its origination point to CCI’s servers. The ability to minimize the use of established telecommunication lines reduces the cost of transmitting telephone calls for CCI and ultimately the customer.

Today, VoIP is increasingly used by residential and business users and offered through a wide array of service providers. Vonage is the most advertised and largest of these VoIP providers. However, with companies like Vonage, you must have your Internet service provided by another company in order to purchase VoIP from Vonage. Some other providers are long distance phone companies, cable companies, and Internet service providers. These types of providers differ in the type of networks used and the characteristics and features offered for VoIP communications services.

Intellectual Property

CCI’s Hartline system enters, schedules, provisions, and tracks a customer’s order from the point of sale to the installation and testing of service. It also interfaces with trouble management, inventory, billing, collection and customer service systems.

For the apartment complex customers, the processes are automated. It is intended that most of the processes involved in switching the non-apartment complex customers to CCI networks will also be automated. The goal is to accelerate the time between customer order and service installation, reduce overhead costs, and provide exceptional customer service. To achieve this goal, CCI is continuing to develop and enhance its Hartline system to support the growth of its operations into the non-apartment complex markets.

Governmental Approval and Regulation

CCI’s current telecommunications services business is subject to state and local regulation. Traditionally, telephone services have been subject to extensive state regulation, while Internet services have been subject to much less regulation. VoIP has elements that resemble traditional telephone companies as well as those that resemble the Internet. Therefore, VoIP did not fit into either existing framework of regulation and until recently operated in an environment that was largely free of regulation.

However, the Federal Communications Commission (“FCC”), U.S. Congress, and various state regulatory bodies have begun to assert regulatory authority over VoIP providers and on a continuous basis are evaluating how VoIP will be regulated in the future. Some of the existing regulations for VoIP are applicable to the entire industry, while other rulings are limited to specific companies and/or categories of service. At this point in time, the application of rules to CCI and its competitors is speculative.

State Regulation

State regulatory agencies have jurisdiction when facilities and services are used to provide intrastate services. A portion of CCI’s current traffic may be classified as intrastate and therefore subject to state regulation. CCI expects to offer more intrastate services as its business and product lines expand and state regulations are modified to allow increased local services competition. For other than shared tenant services, in order to provide intrastate services, CCI generally must obtain a certificate of public convenience and necessity from the state regulatory agency and comply with state requirements for telecommunications utilities, including state rate requirements.

State agencies require that CCI file periodic reports, pay various fees and assessments, and comply with rules governing quality of service, consumer protection, and similar issues. Although the specific requirements vary from state to state, they tend to be more detailed than the FCC’s regulation because of the strong public interest in the quality of basic local exchange service. CCI will comply with all applicable state regulations, and as a general matter does not expect that these requirements of industry-wide applicability will harm the business. However, new regulatory burdens in a particular state may affect the profitability of services in that state.

Local Regulation

CCI’s networks are subject to numerous local regulations such as building codes and licensing. Such regulations vary on a city-by-city and county-by-county basis. If CCI decides in the future to install its own fiber optic transmission facilities, it will need to obtain rights-of-way to publicly owned land. Since CCI is an approved public utility, such rights-of-way may be available to the company on economically reasonable or advantageous terms.

VoIP Regulations

On February 12, 2004, the FCC initiated a rulemaking proceeding concerning the provision of voice and other services and applications utilizing Internet Protocol technology. As part of this proceeding, the FCC is considering whether VoIP services should be classified as information services or telecommunications services. If the FCC determines VoIP services to be telecommunications services, then VoIP service will be subject to rules and regulations that apply to traditional telephone services and that are already applicable to CCI due to its other services. The FCC has not reached a decision but has drawn distinctions among different types of VoIP providers and has concluded some providers to be telecommunications services and others to be information services.

On June 3, 2005, the FCC released an order and notice of proposed rulemaking concerning VoIP emergency services. The order set forth two primary requirements for providers of VoIP services that provide service by sending or receiving calls to or from users on the public switched telephone network. First, the order requires notification to customers of the difference between the emergency services available through this VoIP service and those available through traditional telephone providers. Second, the order requires enhanced emergency dialing capabilities or the dedication of wireline E-911 network to transmit customers’ 911 calls, callback number and customer provided location information to the emergency authority serving the customers’ specified location.

Personnel

As of December 31, 2005, we had 9 full-time staff of which 3 are management, 1 is technical and 5 are administrative. We also have 4 part-time employees. Pending capital funding and growth, we may experience a significant change in the number of full time employees over the next 12 months.  We intend to use the services of independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Currently, there exist no organized labor agreements or union agreements between us and our employees. We believe that our relations with our employees are good.

Subsequent Event

On June 30, 2006, we entered into an Asset Purchase Agreement with Voice, Video, and Data Services, Inc. (“VVDS”), a Wyoming corporation, wherein we agreed to sell the assets of The Telephone Company to VVDS.

We sold to VVDS all the assets of The Telephone Company, which include but are not limited to: all existing inventory; contracts to sell telephone services in Kentucky; its rights under licenses and agreements; its vendor agreements; its office lease and physical property located in Kentucky; its copyrights, trademarks and tradenames; all regulatory rights and filings, all advertising and promotional material, and any names and addresses of The Telephone Company’s customers. Additionally, VVDS agreed to assume any and all outstanding liabilities of The Telephone Company.

As consideration for the sale, VVDS agreed to deliver 1,400,000 shares of our unregistered common stock, currently held by Mr. Russ Preston, who is the President of VVDS as well as one of our Directors. We agreed to cancel the shares upon closing of the agreement. Furthermore, Mr. Preston agreed to deliver to us an additional 1,400,000 shares of our unregistered common stock, currently held in his name, to act as collateral for the payment of all outstanding liabilities assumed under the agreement. It was agreed these additional shares may be cancelled if VVDS does not pay off all outstanding liabilities on or before December 31, 2006.

ITEM 2.	DESCRIPTION OF PROPERTY

Our corporate headquarters are in Riverside, California, where we lease approximately 3,100 square feet of office and warehouse space for approximately $2,900 per month. The lease expires on November 15, 2006. In addition to our headquarters, we generally are provided minimal space at no charge, from 100 to 200 square feet, for our telecommunications equipment at each of the apartment complexes where we have systems installed. Our offices are in good condition and are sufficient to conduct our operations.

We also lease our operating property in Elizabethtown, Kentucky under a 3 year lease, expiring May 31, 2008, at $2,800 per month.

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

ITEM 3.	LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us which may materially affect us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fiscal year ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

At the end of December 31, 2005, there was no established public trading market for our securities. CCI’s Common Stock was approved for trading on the National Association of Security Dealers’ Over-the-Counter Bulletin Board market (OTC:BB) under the symbol CCOP on March 8, 2006.

(b) Holders of Common Stock

As of April 24, 2006, there were approximately 411 holders of record of CCI’s 52,272,050 outstanding shares of common stock.

Preferred stock

We are authorized to issue 10,000,000 shares of preferred stock.

Class A convertible preferred stock

In December 1999, we issued 4,000,000 shares of Class A convertible preferred stock to various founding stockholders and management. These 4,000,000 shares were convertible into 20,000,000 shares of common stock. Upon the merger with CAN, we repurchased all 4,000,000 shares of Class A preferred stock for a total of $40,000 from the founding stockholders and management and subsequently cancelled these shares. No preferred shares were converted into shares of our common stock.

Class B convertible preferred stock

We have reserved for issuance 1,495,436 shares of Class B convertible preferred stock entitling persons owning the Class B shares to convert the Class B shares into shares of our common stock based upon the opening bid and ask price of our common stock when we commenced trading on the OTC:BB. The conversion formula was based upon the following formula:

1 - the fraction (average of opening bid and ask price on the over the counter bulletin board/$3.00)

Divided by

the fraction: [average of opening bid and ask price on the over the counter bulletin board/$3.00]

For example, assume average opening bid/ask of $1.25. [ 1 – (1.25/3) = 0.58. 0.58 divided by (1.25/3) = 1.38 additional shares of common stock issued upon conversion.

If the average opening bid/ask price is more than $3.00 per share, no shares of common stock shall be issued and the rights of the preferred stockholders will terminate. Further, under no circumstances will the shares convert into more than 2,990,872 shares of common stock.

On March 8, 2006, our common stock began trading on the OTC:BB. The average bid/ask opening price was $1.25 per share. Therefore, we have reserved for issuance approximately 2,063,702 shares (subject to increase based upon the rounding of fractional shares) of our common stock for conversion of the Class B convertible preferred shares. The Class B convertible preferred shares are intended to be converted in the third quarter of 2006. Any fractional shares shall be rounded up to the next whole share.

Class C convertible preferred stock

We have reserved for issuance 1,000,000 shares of Class C convertible preferred stock entitling persons owning the Class C shares to convert the Class C shares into shares of our common stock based upon the average closing bid price of our common stock for the first five business day period following our approval of trading on the OTC:BB. The conversion formula was based upon the following:

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

For example, assume the average of first 5 days closing bid of $1.25, and no other adjustments under the formula. The conversion would occur as follows:

•	1 – (1.25/3) = 0.58

•	0.58 divided by 1.25/3 = 1.38

•	1.38 x 1,000,000 = 1,380,000.

Accordingly, 1,380,000 shares of common stock would be issued to Huntington Partners upon conversion of the Class C preferred stock.

If the average opening bid/ask price is more than $3.00 per share, no shares of common stock shall be issued and the rights of the preferred stockholders will terminate. Further, under no circumstances will the shares convert into more than 2,000,000 shares of common stock.

On March 8, 2006, our common stock began trading on the OTC:BB. The five day average closing bid price was approximately $1.25 per share. Therefore, we have reserved for issuance 1,380,000 shares of our common stock for conversion of the Class C convertible preferred shares. The Class C convertible preferred shares are intended to be converted in the third quarter of 2006.

c) Dividends

We have never declared or paid dividends on our Common Stock. We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be at the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

We currently maintain a stock incentive plan in which common stock may be granted to employees, directors and consultants. During the year ended December 31, 2005, we cancelled 3,435,000 options which were previously outstanding as of December 31, 2004 and adopted our 2005 Stock Option Plan, whereby we then reissued 3,435,000 options plus an additional 3,237,000 options. All of the options, totaling 6,672,000, vest immediately with an exercise price of $0.10 per share and are exercisable through December 15, 2015. The stock option plan was adopted by our board of directors and has not been approved by our stockholders. The following table sets forth information as of December 31, 2005 regarding outstanding options granted under the plan and options reserved for future grant under the plan.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)

Equity compensation plans approved by stockholders

Equity compensation plans not approved by stockholders	6,672,000	$0.10	3,328,000

Total	6,672,000	$0.10	3,328,000

Under CCI’s Employee Stock Incentive Plan, adopted on December 2, 2005, an aggregate of 10,000,000 shares of common stock are reserved for issuance. This plan is intended to encourage directors, officers, employees and consultants to acquire ownership of CCI’s common stock. The opportunity is intended to foster in participants a strong incentive to put forth maximum effort for the Company’s continued success and growth, to aid in retaining individuals who put forth such effort, and to assist in attracting the best available individuals to CCI in the future. As of December 31, 2005, 3,328,000 shares remain available for issuance under this stock option plan.

Recent Sales of Unregistered Securities

During the fourth quarter of 2005, we issued and sold a total of 1,788,740 shares of common stock to 44 individual investors for a total purchase price of $178,874, all of which was paid in cash. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

On November 28, 2005, we issued a total of 1,312,500 shares of common stock (total value of $131,250) to David Hewitt, David Reding, Henri Hornby, Jerald Woods, and Russell Preston as compensation for director services. All shares were valued at $0.10 per share. We believe that the issuance of all the shares described above was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 506 of Regulation D. The shares were issued directly by the Company and did not involve a public offering or general solicitation. Each individual was at the time of the issuance either an officer or director, or both, of the Company and was afforded an opportunity for effective access to files and records of the Company, including financial statements and Exchange Act reports, which contained the relevant information needed to make its investment decision. We reasonably believe that the individuals were sophisticated investors, and immediately prior to issuance of the shares, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. Additionally, the individuals had the opportunity to speak with our management on several occasions prior to their investment decision. Subsequent to year-end, the shares were cancelled and each of the directors were issued options.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULT OF OPERATIONS.

CURRENT OPERATIONS

CCI, Competitive Communications and CCI Residential Services (collectively referred to as the “Company”) provide telephone, cable television, long distance/inter - exchange, and dial up and high-speed Internet connections and e-mail services, mainly to customers who live in multi-tenant residential buildings. The Company’s operations are located in Riverside, California and substantially all of its customers are California residents.

On May 5, 2005, the Company merged with CA Networks, Inc. (“CAN”), which was a development stage enterprise in the process of developing a business model in the same industry as CCI. CAN was formed under the laws of the state of Wyoming on January 14, 2004. The combined companies maintained the name of CCI.

We provide telecommunications services primarily to residents of apartment complexes, and other users, including business and residential, in primary and secondary metropolitan areas in California, Alabama, and Mississippi. We offer a set of telecommunications products and services including local telephone services, domestic and international long distance services and enhanced voice, data and internet services. We generally price our services at a discount of 5% to 10% below the prices charged by traditional local phone companies. As of the date of this filing, we are operational in 10 apartment complexes in California, Mississippi, and Alabama and use 8 of our own telephone switches.

OVERVIEW AND OUTLOOK

Recent developments in our industry, such as court decisions concerning access fees, increase use of cell phones by apartment dwellers and the like, have caused us to reevaluate our business plan. We have decided to focus on improving our VoIP (Voice over Internet Protocol) services by moving up our testing to the end of the first quarter of 2006. We began the launch of the VoIP to existing customers in the on May 1, 2006 at a complex in San Ramon, California. We further plan to convert all existing customers and new customers to VoIP by December 1, 2006. Once we have performed the testing and our installation is complete, we believe we will be able to offer more competitive prices for our services. Also we plan to bundle our services of DSL and cable television, which should increase our margins associated with these services.

Results of Operations for the Years Ended December 31, 2005 and 2004.

The following table is a summary of our operations for the year ended December 31, 2005 as compared to the year ended December 31, 2004.

	For the Years Ended December 31,		Increase / (Decrease)
	2005	2004	$	%
Revenues	$ 773,230	$ 1,268,734	$ (495,504)	(39%)

Cost of sales	686,194	934,586	(248,392)	(27%)

Gross Profit	87,036	334,148	(247,112)	(74%)

Expenses
General and Administrative	396,147	72,257	323,890	448%
Salaries and Wages	245,619	165,395	80,224	49%
Consulting Fees	376,402	-	376,402	-
Depreciation	40,740	45,847	(5,107)	(11%)
Compensation Expense	778,000	-	778,000	-
Bad Debt	34,824	37,579	$ 2,755	7%
Impairment of Operating Assets	44,376	-	44,376	-
Total operating expenses	1,916,108	321,078	1,595,030	497%

Net operating income (loss)	(1,829,072)	13,070	1,842,142	-

Net (Loss)	$ (1,996,556)	$ (34,981)	$ 1,961,575	5,608%

Revenues:

Revenues for the years ended December 31, 2005 were $773,230 compared to $1,268,734 in the year ended December 31, 2004. This resulted in a decrease in revenues of $495,504 or 39%, from the same period one year ago.

Cost of sales:

Cost of sales for the year ended December 31, 2005 was $686,194, a decrease of $248,392, or 27%, from $934,586 for the year ended December 31, 2004.

Gross profit

Gross profit for the year ended December 31, 2005 was $87,036, a decrease of $247,112 or 74% as compared to $334,148 for the year ended December 31, 2004. Gross profit as a percentage of revenue for the years ended December 31, 2005 and 2004 were 11% and 26%, respectively.

General and Administrative expenses:

General and administrative expenses were $396,147 for the year ended December 31, 2005 versus $72,257 for the year ended December 31, 2004, which resulted in an increase of $323,890 or 448%.

Net Operating Income (Loss):

Net operating loss for the year ended December 31, 2005 was $1,829,072 as compared to a net operating income of $13,070 for the fiscal 2004. This increase of $1,842,142 from 2004 was primarily related to the incurrence of $778,000 as compensation expense and increased overall operating expenses.

Net Income (Loss):

The net loss for the year ended December 31, 2005 was $1,966,556 versus a net loss of $34,981 for the year ended December 31, 2004, a change in net loss of $1,961,575.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at December 31, 2005.

December 31, 2005
Current Assets	$ 120,906

Current Liabilities	$ 663,654

Accumulated (Deficit)	$ (2,152,812)

Stockholders’ (Deficit)	$ (366,727)

Working Capital (Deficit)	$ (542,748)

We have incurred losses since inception and may incur future losses. We are in default on our major debt obligations. Our current financial condition raises substantial doubt about our ability to continue as a going concern.

In addition, we are in default on a $207,450 note payable to GST due April 28, 2004. The note is secured by the telecommunications equipment purchased with the proceeds from the note. GST has filed for bankruptcy and is winding up its business affairs and a new creditor has not been assigned.

We are also in default on a note payable to Frontier Communications Services, Inc., bearing interest at 10% and requiring monthly principal and interest payments of $3,000. Frontier is currently in bankruptcy and the new creditor has not yet been assigned. This note was originally due on March 15, 2003, however due to the aforementioned, the required monthly payments have not been made since December 31, 2002. The note is secured by the telecommunications equipment purchased with the proceeds from the note. We also have debt of $34,130 to a related party.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate our continuance as a going concern. Our ability to continue as a going concern is dependent on our ability to raise funds to finance ongoing operations and repay debt; however we may not be able to raise sufficient funds to do so. Our independent auditors have raised substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition has led us to revise our business plan.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Application of Critical Accounting Policies and Pronouncements

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

Recent Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”) which supersedes APB Opinion No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS No. 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe SFAS No. 154 will have an immediate significant impact on its financial position or results of operations.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATION

RISKS RELATING WITH OUR BUSINESS AND MARKETPLACE

We have incurred losses since inception and may incur future losses. In addition, we are in default on major debt obligations and our poor financial condition raises substantial doubt about our ability to continue as a going concern.

Our net operating losses for the year ended December 31, 2005 totaled $1,829,072. We have never operated at a profit. As of December 31, 2005, we had a stockholders’ deficit of $366,727 and only had $5,279 in cash available to finance our operations and a working capital deficit of $542,748.

In addition, we are in default on a $207,450 note payable to GST due April 28, 2004. The note is secured by the telecommunications equipment purchased with the proceeds from the note. We are also in default on a note payable to Frontier Communications Services, Inc., bearing interest at 10% and requiring monthly principal and interest payments of $3,000. Frontier is currently in bankruptcy and the new creditor has not yet been assigned. This note was originally due on March 15, 2003, however due to the aforementioned, the required monthly payments have not been made since December 31, 2002. The note is secured by the telecommunications equipment purchased with the proceeds from the note.

Our ability to continue as a going concern is dependent on our ability to raise funds to finance ongoing operations and repay debt; however we may not be able to raise sufficient funds to do so. Our independent auditors have indicated that there is substantial doubt about our ability to continue as a going concern over the next twelve months. Because of these factors, an investor cannot determine if and when we will become profitable and therefore runs the risk of losing their investment.

We have incurred substantial losses and expect to continue to incur losses for the foreseeable future.

For the last two fiscal years ended December 31, 2005 and 2004, we sustained net losses of $1,966,556 and $34,981, respectively. Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of securities to satisfy working capital requirements. We will continue to be dependent upon the proceeds of future offerings or public offerings to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy. There can be no assurance that we will be able to raise the necessary capital to continue operations.

If we are unable to obtain additional funding, our business operations will be harmed and if we do obtain additional financing our then existing stockholders may suffer substantial dilution.

We will require additional funds to expand our operations. We anticipate that we will require up to approximately $750,000 to fund our continued operations for the next twelve months, depending on revenue from operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing stockholders.

Without realization of additional capital, it would be unlikely for us to continue as a going concern.

As a result of our deficiency in working capital at December 31, 2005 and other factors, our auditors have included an explanatory paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty. The going concern qualification may adversely impact our ability to raise the capital necessary for the continuation of operations.

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

Many competitive carriers, including us, have experienced difficulties in working with traditional carriers with respect to initiating, connecting, and implementing the systems used by these competitive carriers to order and receive network elements and wholesale services and locating equipment in the offices of the traditional carriers.

If we cannot obtain the cooperation of a regional Bell operating company in a region, whether or not we have been authorized to offer long distance service, our ability to offer local services in such region on a timely and cost-effective basis will be harmed.

Competition from companies with already established marketing links and brand recognition to our potential customers may adversely affect our ability to introduce and market our products.

The telecommunications industry is highly competitive. Many of our current and potential competitors have financial, personnel and other resources, including brand name recognition, substantially greater than ours, as well as other competitive advantages over us. Certain competitors may be able to secure product from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, and adopt more aggressive pricing than we will. There can be no assurance we will be able to compete successfully against these competitors, which ultimately may have a materially adverse effect on our business, results of operations, financial condition and potential products in the future.

Because our principal competitors are also our suppliers, our revenues may be reduced.

In each of the markets we target, we will compete principally with the traditional local phone companies serving that area, such as SBC, BellSouth or Southwestern Bell. We must purchase the telecommunications services we offer from these or similar carriers. Our suppliers could charge less than we do which could reduce our revenues.

RISKS FACTORS RELATING TO OUR COMMON STOCK

Our common stock could be deemed a low-priced “Penny” stock which could make it cumbersome for brokers and dealers to trade in our common stock, making the market for our common stock less liquid and negatively affecting the price of our stock.

In the event we are accepted for trading in the over-the-counter market, trading of our common stock may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the “Penny Stock Rules” as defined in Rule 3a51-1. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading will be subject to additional sales practice requirements on broker-dealers. These require a broker-dealer to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, penny stock rules may restrict the ability or willingness of broker-dealers to trade and/or maintain a market in our common stock. Also, prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, NASD has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board.  Currently, this annual report will be considered late and our securities have been removed from the OTC Bulletin Board as we were unable to meet the filing grace period as defined under Rule 12b-25.  Therefore, we must not have two more late filings or have our securities removed from the OTC Bulletin Board one more time within the next two years or we will be in jeopardy of being dequoted from the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Stocks traded on the bulletin board are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts; our stockholders may have greater difficulty in selling their shares when they want and for the price they want.

Investors may have greater difficulty in getting orders filled because it is anticipated that if our stock trades on a public market, it initially will trade on the over-the-counter bulletin board rather than on Nasdaq. Investors’ orders may be filled at a price much different than expected when an order is placed. Trading activity in general is not conducted as efficiently and effectively on the OTC:BB as with Nasdaq-listed securities.

Investors must contact a broker dealer to trade bulletin board securities. Investors do not have direct access to the bulletin board service. For bulletin board securities, there only has to be one market maker.

Bulletin board transactions are conducted almost entirely manually. Because there are no automated systems for negotiating trades on the bulletin board, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders - an order to buy or sell a specific number of shares at the current market price - it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and execution of the order.

Furthermore, because bulletin board stocks are usually not followed by analysts, there may be lower trading volume than for Nasdaq-listed securities.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 7.	FINANCIAL STATEMENTS

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-15 of this Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Kingery & Crouse, P.A. to Beckstead and Watts, LLP

On February 18, 2006, Kingery & Crouse, P.A., our independent auditor, resigned and our Board of Directors accepted the resignation on February 20, 2006 concurrent with the appointment of Beckstead & Watts, LLP as our new independent auditor. During the most recent two fiscal years and during the portion of 2006 preceding the Board’s decision, neither the Company, nor anyone engaged on its behalf, consulted with Beckstead & Watts, LLP regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

The reports of Kingery & Crouse, P.A. on our consolidated financial statements for the fiscal years ended December 31, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for modifications to include explanatory paragraphs expressing substantial doubt regarding our ability to continue as a going concern.

The change in accountants did not result from any dissatisfaction with the quality of professional services rendered by Kingery & Crouse, P.A., as the independent accountants of the Company. We filed notice of this change on Form 8-K dated February 22, 2006.

Beckstead and Watts, LLP to Malone & Bailey, PC

On March 13, 2006, the Registrant terminated the engagement of Beckstead and Watts, LLP, as the Registrant’s independent accountants. Beckstead and Watts, LLP did not perform an audit of the Registrant’s financial statements or any significant audit related functions from the time they were engaged (February 20, 2006) through the date of the termination of their engagement (March 13, 2006).

The dismissal of Beckstead and Watts, LLP was recommended by the Registrant’s Executive Management and approved by the Registrant’s Board of Directors. There were no disagreements between the Registrant and Beckstead and Watts, LLP on any matter of accounting principles or practices, or financial statement disclosure, or audit scope or procedure.

We appointed Malone & Bailey, PC, as our independent accountants for the year ended December 31, 2005 on March 6, 2006. This change in accountants was recommended by our Executive Management and approved by our Board of Directors. During the most recent two fiscal years and during the portion of 2006 preceding the Board’s decision, neither the Company, nor anyone engaged on its behalf, consulted with Malone & Bailey, PC regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant’s financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K). We filed a notice of this change on Form 8-K on March 16, 2006.

Malone & Bailey, PC to Lawrence Scharfman & Co., CPA, P.C.

On July 17, 2006, we terminated the engagement of Malone & Bailey, PC, as our independent accountants.

Malone & Bailey, PC did not complete an audit of our financial statements from the time they were engaged (March 6, 2006) through the date of the termination of their engagement (July 17, 2006). We experienced some difficulties in timely responding to audit requests from Malone & Bailey, PC, which resulted in the mutual determination for us and Malone & Bailey, PC to terminate our relationship.

The dismissal of Malone & Bailey, PC was recommended by our Executive Management and approved by our Board of Directors.

There were no disagreements between us and Malone & Bailey, PC on any matter of accounting principles or practices, or financial statement disclosure, or audit scope or procedure.

We appointed Lawrence Scharfman & Co., CPA, P.C., as our independent accountants for the year ended December 31, 2005 on July 17, 2006. This is a change in accountants recommended by our Executive Management and approved by our Board of Directors. During the most recent two fiscal years and during the portion of 2006 preceding the Board’s decision, neither the Company, nor anyone engaged on its behalf, has consulted with Lawrence Scharfman & Co., CPA, P.C. regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant’s financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K). We filed a notice of this change on Form 8-K on July 20, 2006.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. We conducted an evaluation, with the participation of Russell Preston, our former Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the

Securities Exchange Act of 1934, as amended, as of December 31, 2005, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Mr. Preston resigned his positions on January 27, 2006, at which time Mr. Michael Edison became our Chief Executive Officer and Principal Accounting Officer. Mr. Edison resigned his positions on March 28, 2006, at which time Mr. Henri Hornby became our interim Chief Executive Officer and Principal Accounting Officer. Following his appointment, Mr. Hornby reevaluated our disclosure controls and procedures based on the prior evaluation by Mr. Preston and concluded that as of December 31, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of December 31, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.

We were unable to meet our requirements to timely file our Form 10-KSB for the year ended December 31, 2005. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make this filing represented a material weakness.

2.

We did not maintain a sufficient complement of finance and accounting personnel with adequate depth and skill in the application of generally accepted accounting principles as demonstrated by significant adjustments to our financial statements identified by our independent registered accounting firm in the preparation of our annual report for fiscal 2005. In addition, we did not maintain a sufficient complement of finance and accounting personnel to handle the matters necessary to timely file this Form 10-KSB for the year ended December 31, 2005. Management evaluated the impact of our lack of sufficient finance and accounting personnel on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in our lack of sufficient personnel represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, in addition to working with our independent auditors, we have engaged Opus Pointe, a consulting firm that provides expertise in accounting matters and performs accounting services on an outsourced basis, to supplement our internal accounting and bookkeeping capabilities. We have also implemented a new accounting software system.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

On June 30, 2006, we entered into an Asset Purchase Agreement with Voice, Video, and Data Services, Inc. (“VVDS”), a Wyoming corporation, wherein we agreed to sell our assets in the division doing business as “The Telephone Company”, an unincorporated entity operated as a division in the State of Kentucky.

We sold to VVDS all the assets of the division, which include but are not limited to: all existing inventory; contracts to sell telephone services in Kentucky; our rights under licenses and agreements; our vendor agreements; our office lease and physical property located in Kentucky; our copyrights, trademarks and tradenames; all regulatory rights and filings, all advertising and promotional material, and any names and addresses of the division’s customers. Additionally, VVDS agreed to assume any and all outstanding liabilities of the division.

As consideration for the sale, VVDS agreed to deliver 1,400,000 shares of our unregistered common stock, currently held by Mr. Russ Preston, who is the President of VVDS as well as a Director of CCI. We agreed to cancel the shares upon closing of the agreement. Furthermore, Mr. Preston agreed to deliver to us an additional 1,400,000 shares of our unregistered common stock, currently held in his name, to act as collateral for the payment of all outstanding liabilities assumed under the agreement. It was agreed these additional shares may be cancelled if VVDS does not pay off all outstanding liabilities on or before December 31, 2006.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The members of the Board of Directors of the Company will serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board. Information as to the directors and executive officers of the Company is as follows:

NAME	AGE	POSITION
Russell Preston (1) (2)	59	Former Chief Executive Officer, Director
Henri Hornby (3)	50	Current Chief Executive Officer, Secretary, Treasurer, Principal Accounting Officer, Director
Jerald Woods	56	Vice-President, Director
Janice L. Gordan (4)	52	President
William Jeff Manis (4) (5)	59	Former Co-President
David Hewitt	60	Director
David Reding (6)	48	Director
George W. Hannah III (7)	51	Director

(1)

Mr. Michael Edison was appointed as the Company’s Chief Executive Officer upon the resignation of Russell Preston on January 27, 2006. Mr. Edison also joined the Board of Directors on January 27, 2006.

(2)

Mr. Russell Preston served as the Company’s Chief Executive Officer from May 4, 2005 until January 27, 2006. Mr. Preston remains a director of the Company. Mr. Edison resigned as a director and chief executive officer on March 28, 2006.

(3)	Upon Mr. Edison’s resignation, the Board of Directors appointed Mr. Henri Hornby to serve as the Interim Chief Executive Officer.
(4)	On September 8, 2005, Russell Preston resigned from his position of President and Ms. Janice Gordan and Mr. William Jeff Manis were appointed as Co-Presidents of the Company.
(5)	Mr. Manis resigned from his position of Co-President on January 27, 2006. Ms. Gordan remains as the only President of the Company.
(6)	Mr. David Reding was appointed to the Company’s Board of Directors on May 5, 2004.
(7)	Mr. George W. Hannach III was appointed to the Company’s Board of Directors on January 27, 2006.

Duties, Responsibilities and Experience

Russell Preston was appointed as President, Chief Executive Officer, and Director of CCI on May 4, 2005. Prior to joining CCI and since 1999, Mr. Preston had been developing a competitive local exchange carrier (CLEC) operation for a company based in Riverside, California. As part of his duties, he negotiated resale and UNE-P contracts with SBC, Verizon, BellSouth, and Qwest; negotiated wholesale long distance agreements with Qwest and other long distance providers; reached contractual private-label agreements with several providers of wireless Internet, wired DSL, and broadband services and negotiated for wholesale, private-label cellular services, digital key system and switch equipment for businesses that would allow the bundled sale of local and long distance telephone service, high speed Internet service, cellular service and business telephone systems. Mr. Preston has served in the capacity of CEO, President, COO and Senior Vice President of Sales and Marketing for companies in the telecommunications industry as well as a credit management and credit analyst in the banking industry.

Henri Hornby was the Secretary, Treasurer, C.F.O, Chairman and Director of CA Networks, Inc. from its inception. Subsequent to the merger of CCI and CA Networks, Inc, Mr. Hornby remained a part of CCI as the Secretary, Treasurer, and Director. Upon Mr. Edison’s resignation on March 28, 2006, Mr. Hornby agreed to serve as our Interim Chief Executive Officer. From 1995 to 2004, he served as Chairman and president of Adven, Inc., a publicly-trade company on the Over-the-Counter Bulletin Board which was engaged in the environmental clean-up business. In early 2004, Adven commenced an acquisition of properties in the mining sector and changes its name to West Africa Gold.

Jerald Woods was the Vice President and Director of CA Networks, Inc. and subsequent to the merger of CCI and CA Networks, Inc. he has remained in these positions. Prior to the merger, Mr. Woods served as a telecommunications consultant for Competitive Companies. From 1994 to 2000 he was an Officer and Director of APMSAFE.COM (American Privacy Management, Inc.), a private company engaged in the computer encryption business. From 1988 to 1994, he was Chairman and Director for American Digital Communications, Inc. From 1984 to 1989, he hosted and produced “Breakthroughs in Technology,” an investment program specializing in high technology companies. He currently is President of JLW Communications Services. He also serves as a Director for Pico Medical located in Bethesda, Maryland.

Janice Gordan was appointed Co-President of CCI upon Russell Preston’s resignation on September 8, 2005. Ms. Gordan was to serve as Co-President with Mr. Manis. However, upon Mr. Manis’ resignation in January of 2006, Ms. Gordan became the only President of CCI. Prior to being appointed Co-President, Ms. Gordan joined CCI in April 2005 as President of Competitive Communications, Inc, our wholly-owned subsidiary. While at Competitive Communications, she was responsible for all operational functions and for providing service to the residential Multiple Dwelling Units. From 2003 through 2005, she served as a Director of International Marketing for Unified Worldwide Transport, LLC, a company engaged in the telecommunications industry in Santa Monica, CA. From 2002 through 2003, she served as Carrier Sales Manager for Verestar, Inc., a company engaged in the telecommunications industry in Santa Monica, CA where she oversaw sales for the company’s wholesale carrier division. From 2000 through 2001, Ms. Gordan served as Vice President of Sales and Distribution for Transmission Networks, Inc., a company engaged in the telecommunications industry. Ms. Gordan received her bachelor’s degree in Business Administration from the University of Southern California in 1977.

William Jeff Manis was appointed Co-President, along with Ms. Gordan, on September 8, 2005 and served until his resignation on January 27, 2006. For over 15 years prior to joining the CCI, William Jeff Manis served as an Information Technology consultant, as an independent contractor in the networking industry, with an emphasis in information systems and computerized systems design. His professional experience includes consulting on computer-based systems design and local and wide area networking implementations, including fiber, wire, and wireless deployments. A long-time resident of Kentucky, from 1986-1988, he served as Secretary for the University of Kentucky, Elizabethtown Communications Committee, which dealt with issues concerning compressed video and distance-learning technologies. From 1986 -1990, he also served as Chairman of the Technical Committee for the now-defunct Kentucky Rural Telecommunications Center, whose mission was to bring Internet connectivity to rural areas of Kentucky. He received his Masters of Business Administration from Embry-Riddle in 1986, and a bachelor’s degree in Business Administration from McKendree College in 1984.

David Hewitt has been a Director since December 2001. Prior to joining the Company through the merger with Huntington Partners, Inc., he was the Co-Founder and President of Huntington Partners, Inc. Mr. Hewitt co-founded this company in 1994. From 1989 to 1992, he was Co-Founder and Managing Director of Trilateral Company, a real estate firm. He has an MBA with Distinction from Amos Tuck School of Business Administration at Dartmouth College and a BA from University of Rochester.

David Reding has 25 years experience in management consulting, operations, and manufacturing, safety engineering, and planning. Twenty three of those years were at the management level. Since 2005, he has been an independent management consultant, working with companies and non-profit organizations, as well as holding speaking engagements with organizations needing business process improvements. Prior to that, from 1994 through 2004, Mr. Reding was a partner of Demma, Davis & Reding, a management consultant firm, where he managed consultants who assessed the operations of organizations, recommended process changes for overall improvement, and assisted in the firms implementation. DDR clients included Hewlett-Packard, U.S. Steel, Coca Cola USA, Xerox, IBM, Delphi. Mr. Reding also gained Quality Systems and Operations Management experience, from 1987 through 1994, while working at Abbort Laboratories, where he was responsible for divisional quality systems implementation and the manufacture of $400,000,000 product line of complex diagnostic blood analyzers.

George W. Hannah III has over 20 years of experience in the oil industry as well as the telecommunications industry. Since 2005, Mr. Hannah has served as Chairman and CEO of Strategic Marketing Associates, Inc. in Las Vegas, Nevada. Prior to that, from 2000 to 2005, Mr. Hannah served as the President and CEO of First Public Mortgage. Mr. Hannah also gained telecommunication experience from 1993 through 1995, while serving as President and CEO of Triad Studios, Triad Entertainment, Triad Pictures and Triad Digital Communications.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. During the preparation of this Form 10-KSB, we learned that the reports required by Section 16(a) were not filed in connection with the securities issuances to our officers and directors during fiscal 2005. Therefore, none of our officers and directors are current in their respective 16(a) reports.

Audit Committee

We do not have an Audit Committee, our board of directors during 2005 performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
•	Compliance with applicable governmental laws, rules and regulations;
•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
•	Accountability for adherence to the code.

On December 18, 2005, we adopted a written code of ethics that governs all of our officers, and more specifically our principal executive officer, principal financial officer and principal accounting officer directors, employees and contractors. The code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote the above mentioned objectives. Anyone can obtain a copy of the Code of Ethics by contacting the Company. The Company will post any amendments to the Code of Ethics, as well as any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission of the National Association of Dealers.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee at this time, however, our Board of Directors intends to continually evaluate the need for a Nominating Committee.

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the most recent fiscal year ending December 31, 2005 and for the fiscal years ending December 31, 2004 and 2003.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Annual Compensation			Long Term Compensation
		Salary	Bonus	Other Annual Compensation	Awards		Payouts	All other compensation
					Restricted Stock	Options	LTIP payouts
Russell Preston, Former Chief Executive Officer and President	2005	$49,473	-0-	-0-	-0-	187,500	-0-	-0-

David Kline, Former Chief Executive Officer and President	2004 2003	$-0- $-0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Henri Hornby, Current Chief Executive Officer, Secretary and Treasurer (1)	2005	$46,509	-0-	-0-	-0-	187,500	-0-	-0-

(1) Mr. Hornby assumed the position of Chief Executive Officer on March 31, 2006. The amount shown above as salary for Mr. Hornby represents the amount received while he served in the positions of Secretary and Treasurer prior to being appointed in March 2006 as the CEO.

Options Granted

We currently maintain a stock incentive plan in which common stock may be granted to employees, directors and consultants. During the year ended December 31, 2005, we cancelled 3,435,000 options which were previously outstanding as of December 31, 2004 and adopted our 2005 Stock Option Plan, whereby we then reissued the 3,435,000 options plus an additional 3,237,000 options. All of the options vest immediately with an exercise price of $0.10 per share and exercisable up to December 15, 2015. The stock option plan was adopted by our board of directors and has not been approved by majority consent of our stockholders.

Date Granted	Number of Shares	Weighted Average Exercise Price

Balance, December 31, 2004	3,435,000	-

Options Cancelled	(3,435,000)	-
Options Granted	6,672,000	$0.10
Options Exercised	-	-

Balance December 31, 2005	6,672,000	$0.10

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person associated with the Company which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

Compensation Committee

We currently do not have a compensation committee of the board of directors. Until a formal committee is established, our entire board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation and loans.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on April 24, 2006, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 52,272,050 shares of common stock outstanding as of April 24, 2006.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after April 24, 2006 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management and Directors

Name of Management and Directors (1)	Number of Shares	Percent Of Class (2)

Henri Hornby, current Chief Executive Officer, Secretary, Treasurer, and Director	10,516,666	20%
Jerald Woods, Vice President and Director	7,706,266	15%
Janice Gordan, President	500,000	1%
David Hewitt, Director	500,000	1%
David Reding, Director (3)	2,714,444	5%
George Hannah, III, Director	600,000	1%
Russell Preston, Director	6,258,667	12%

All Directors & Officers as a Group	28,796,043	55%

(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date. Address for the persons listed in the table is care of the Company.

(2)	Figures are rounded to the nearest percentage.
(3)	Includes 2,500,000 options to purchase shares of common stock at $0.10 per share and 100,000 shares of common stock held in a limited liability company of which Mr. Reding is a 50% member.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 8B above.

ITEM 13.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits

Exhibit Number	Description
2.1

Plan and agreement of reorganization between Huntington Telecommunications Partners, LP, Competitive Companies Holdings, Inc., and Competitive Companies, Inc. dated December 19, 2001 (Incorporated by reference to Exhibit 2 to Form SB-2 filed on January 11, 2002)

2.2

Plan and agreement of reorganization between Huntington Telecommunications Partners, LP, Competitive Companies Holdings, Inc., and Competitive Companies, Inc. dated July 25, 2002 (Incorporated by reference to Exhibit 2.2 to Form SB-2A filed on August 2, 2002)

2.3

Plan and agreement of reorganization between Huntington Telecommunications Partners, LP, and Competitive Companies, Inc. dated December 31, 2002 (Incorporated by reference to Exhibit 2.2 to Form SB-2A filed on April 24, 2003)

2.4	Plan and agreement of reorganization between Competitive Companies Inc. and CCI Acquisition Corp. dated May 4, 2005 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 9, 2005)
3(i)	Articles of Competitive Companies, as amended on December 27, 2001 (Incorporated by reference to Exhibit 3(I) to Form SB-2 filed on January 11, 2002)
3(ii)	By-laws of Competitive Companies (Incorporated by reference to Exhibit 3(II) to Form SB-2 filed on January 11, 2002)
4	Rights and preferences of Preferred Stock (Incorporated by reference to Exhibit 4 to Form SB-2 filed on January 11, 2002)
10.1

Partnership Agreement between Morris-Crocker Associates and WT&T Telecommunications Partners, LP dated November 20, 1993 (Incorporated by reference to Exhibit 10.1 to Form SB-2 filed on January 11, 2002)

10.2	Partnership Agreement between Morris-Revocable Trust and WT&T Telecommunications Partners, LP dated November 20, 1993 (Incorporated by reference to Exhibit 10.2 to Form SB-2 filed on January 11, 2002)
10.3

Partnership Agreement between Stephen P. Diamond and Suzanne Diamond and Huntington Telecommunication Partners LP dated November 7, 1994 (Incorporated by reference to the Exhibit 10.3 to Form SB-2 filed on January 11, 2002)

10.4

Purchase Agreement between Personal Communications Spectrum V and Western Telephone and Television dated December 31, 1995 (Incorporated by reference to Exhibit 10.5a to Form SB-2 filed on January 11, 2002)

10.5

Supply, Services and Management Agreement between Personal Communications Spectrum V and Competitive Communications Inc. dated 1996 (Incorporated by reference to Exhibit 10.5b to Form SB-2 filed on January 11, 2002)

10.6	Asset Purchase Agreement between GST Universal Inc. and Competitive Communications, Inc. dated April 28, 1999 (Incorporated by reference to Exhibit 10.6a to Form SB-2 filed on January 11, 2002)
10.7

Telephone and Television Lease and Access Agreement between Crow Canyon Developers Ltd. and GRI Telecommunications Inc. (Promontory Point Apartments) dated November 1, 1996 (Incorporated by reference the Exhibit 10.6b to Form SB-2 filed on January 11, 2002)

10.8

Telephone and Television Lease and Access Agreement between Crow Canyon Developers Ltd. and GRI Telecommunications Inc. (Promontory View Apartments) dated November 1, 1996 (Incorporated by reference to the Exhibit 10.6c to Form SB-2 filed on January 11, 2002)

10.9	Employment Agreement between Competitive Communications Inc. and Larry Halstead dated August 31, 1997 (Incorporated by reference to Exhibit 10.7 to Form SB-2 filed on January 11, 2002)
10.10	Employment Agreement between Competitive Communications Inc. and David Kline dated April 8, 1996 (Incorporated by reference to Exhibit 10.19 to Form SB-2 filed on January 11, 2002)
10.11	Agreement with LCI Quest (Incorporated by reference to Exhibit 10.10 to Form SB-2 filed on January 11, 2002)
10.12	Carrier Services Agreement with Inet dated June 25, 1999 (Incorporated by reference to Exhibit 10.11 to Form SB-2 filed on January 11, 2002)
10.13	Sample Employee Option Agreement – 1998 Stock Plan (Incorporated by reference to Exhibit 10.12 to Form SB-2 filed on January 11, 2002)
10.14	Sample Consultant Option Agreement – 1999 Stock Plan (Incorporated by reference to Exhibit 10.13 to Form SB-2 filed on January 11, 2002)

10.15	Lease Agreement between Competitive Communications and Riverside Business Center dated July 21, 1999 (Incorporated by reference to Exhibit 10.15 to Form SB-2 filed on January 11, 2002)
10.16	Mississippi License Approval Letter dated November 8, 1999 (Incorporated by reference to Exhibit 10.16 to Form SB-2 filed on January 11, 2002)
10.17	California License Approval Letter dated December 16, 1999 (Incorporated by reference to Exhibit 10.17 to Form SB-2 filed on January 11, 2002)
16.1	Letter to the Commission from Kingery & Crouse, P.A., dated February 21, 2006 (Incorporated by reference to Exhibit 16 to Form 8-K filed on February 22, 2006)
16.2	Letter to the Commission from Beckstead & Watts, LLP, dated March 15, 2006 (Incorporated by reference to Exhibit 16 to Form 8-K filed on March 15, 2006)
21*	List of Competitive Companies, Inc.’s Subsidiaries
31*	Certification of Henri Hornby pursuant to Section 302 of the Sarbanes-Oxley Act
32*	Certification of Henri Hornby pursuant to Section 906 of the Sarbanes-Oxley Act

_____

*	Filed herewith

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Lawrence Scharfman & Co., CPA, P.C. for the audit of our 2005 and reaudit of our 2004 annual financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for 2005 and 2004 were $12,500 and 5,000 respectively.

The aggregate fees billed for professional services rendered by Mark Bailey & Co. for the audit of our 2004 annual financial statements was $7,500. The aggregate fees billed for professional services rendered by Kingery & Crouse, P.A., for review of the financial statements included in our Form 10-QSB, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for 2005 were $8,263.

(2) AUDIT-RELATED FEES

NONE

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

COMPETITIVE COMPANIES, INC.

By:/s/ Henri Hornby
Henri Hornby, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Henri Hornby		September 13, 2006
Henri Hornby	CEO, Secretary, Treasurer,
Director, and Principal Accounting
Officer

/s/ Jerald Woods		September 13, 2006
Jerald Woods	Vice President and Director

/s/ Jance Gordan	President	September 13, 2006
Jance Gordan

/s/ David Hewitt	Director	September 13, 2006
David Hewitt

/s/ David Reding	Director	September 13, 2006
David Reding

/s/ Russell Preston	Director	September 13, 2006
Russell Preston

/s/ George Hannah, III	Director	September 13, 2006
George Hannah, III

COMPETITIVE COMPANIES, INC.

Lawrence Scharfman & Co., CPA P.C.

Certified Public Accountants

18 E. SUNRISE HIGHWAY, #203	9608 HONEY BELL CIRCLE
FREEPORT, NY 11520	BOYNTON BEACH, FL 33437
TELEPHONE: (516) 771-5900	TELEPHONE: (561) 733-0296
FACSIMILE: (516) 771-2598	FACSIMILE: (561) 740-0613

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Competitive Companies, Inc. as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Competitive Companies, Inc. as of December 31, 2005 and the results of operations and cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Competitive Companies, Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, Competitive Companies, Inc. suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lawrence Scharfman

Lawrence Scharfman, CPA

Boynton Beach Florida

September 12, 2006

- LICENSED IN FLORIDA & NEW YORK -

Lawrence Scharfman & Co., CPA P.C.

Certified Public Accountants

18 E. SUNRISE HIGHWAY, #203	9608 HONEY BELL CIRCLE
FREEPORT, NY 11520	BOYNTON BEACH, FL 33437
TELEPHONE: (516) 771-5900	TELEPHONE: (561) 733-0296
FACSIMILE: (516) 771-2598	FACSIMILE: (561) 740-0613

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the balance sheet of Competitive Companies, Inc. as of December 31, 2004 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Competitive Companies, Inc. as of December 31, 2004 and the results of operations and cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Competitive Companies, Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, Competitive Companies, Inc. suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lawrence Scharfman

Lawrence Scharfman, CPA

Boynton Beach Florida

September 12, 2006

- LICENSED IN FLORIDA & NEW YORK -

Competitive Companies, Inc.

Consolidated Balance Sheet

December 31, 2005

December 31,
2005
Assets
Current assets:
Cash	$5,279
Accounts receivable, net of allowance	110,377
Prepaid expenses and other current assets	5,250
Total current assets	120,906

Fixed assets, net	157,300

Other assets
Deposits	18,721

296,927

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$180,846
Accrued expenses	146,344
Customer deposits	28,250
Capital lease	11,447
Note payable	262,637
Note payable – related party	34,130
Total current liabilities	663,654

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized:
Class “B” convertible, 1,495,436 shares issued and
outstanding at December 31, 2005	1,495
Class “C” convertible, 1,000,000 shares issued and
outstanding at December 31, 2005	1,000
Common stock, $0.001 par value, 100,000,000 shares authorized
54,349,960 shares issued and outstanding at December 31, 2005	54,349
Subscriptions receivable	(5,550)
Additional paid in capital	1,734,791
Accumulated (deficit)	(2,152,812)
(366,727)

$296,927

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc.

Consolidated Statements of Operations

	For the years ended
	December 31,
	2005	2004

Revenue	$773,230	$1,268,734
Cost of sales	686,194	934,586

Gross profit	87,036	334,148

Expenses:
General and administrative	396,147	72,257
Salaries and wages	245,619	165,395
Consulting fees	376,402	-
Depreciation	40,740	45,847
Compensation expense	778,000	-
Bad debt	34,824	37,579
Impairment of operating assets	44,376	-
Total operating expenses	1,916,108	321,078

Net operating income (loss)	(1,829,072)	13,070

Other income (expense):
Other income	6,799	-
Interest expense	(34,747)	(48,051)
Loss on investment	(109,536)	-
Total other income (expense)	(137,484)	(48,051)

Net (loss)	$(1,966,556)	$(34,981)

Weighted average number of common shares outstanding -
basic and fully diluted	33,001,875	5,912,000
Net (loss) per share – basic and fully diluted	$(0.06)	$(0.01)

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc.

Statements of Changes in Stockholders’ Deficiency

					Additional			Total
	Common		Preferred		Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	(Deficit)	Equity

Balance,
December 31, 2003	5,912,061	$5,912	4,000,000	$4,000	$19,701,161	$-	$(19,843,169)	$(132,096)

Preferred shares	-	-	2,495,436	2,495	(2,495)	-	-	-

Net (loss) for the
year ended
December 31, 2004	-	-	-	-	-	-	(34,981)	(34,981)

Balance,
December 31, 2004	5,912,061	5,912	6,495,436	6,495	19,698,666	-	(19,878,150)	(167,077)

Repurchase of
preferred shares	-	-	(4,000,000)	(4,000)	(36,000)	-	-	(40,000)

Merger shares	39,885,659	39,886	-	-	(18,774,448)	-	19,684,494	949,932

Shares issued for
cash	7,238,740	7,239	-	-	716,635	(5,550)	-	718,324

Shares issued for
Director services	1,312,500	1,313	-	-	129,937	-	-	131,250

Net (loss) for the
year ended
December 31, 2005	-	-	-	-	-	-	(1,966,558)	(1,966,558)

Balance,
December 31, 2005	54,348,960	$54,349	2,495,436	$2,495	$1,734,791	$(5,550)	$(2,152,812)	$(366,727)

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc.

Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2005	2004
Cash flows from operating activities
Net (loss)	$(1,966,558)	$(34,981)
Depreciation	40,740	45,847
Share-based compensation	911,877	-
Loss on investment	109,536	-
Impairment of operating assets	44,376	-
Provision for bad debt	41,021	37,579
Adjustments to reconcile net (loss) to
Net cash provided (used) by operating activities:
Accounts receivable	(13,619)	(30,207)
Prepaid and other assets	(34,141)	16,205
Accrued liabilities	(50,899)	14,144
Accounts payable	91,932	(17,765)
Customer deposits	28,250	-
Net cash provided (used) by operating activities	(797,484)	30,822

Cash flows from investing activities
Purchase of fixed assets	(32,352)	(3,613)
Cash received in acquisition	157,576	-
Net cash provided (used) by investing activities	125,224	(3,613)

Cash flows from financing activities
Payments on notes payable and capital leases	(6,465)	(23,836)
Proceeds from the sale of common stock	718,324	-
Repurchase of preferred stock	(40,000)	-
Net cash provided (used) by financing activities	671,859	(23,836)

Net increase (decrease) in cash	(401)	3,373
Cash – beginning	5,680	2,307
Cash – ending	$5,279	$5,680

Supplemental disclosures:
Interest paid	$34,747	$23,169
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc

Notes to Financial Statements

Note 1 – Summary of Accounting Policies

Competitive Companies, Inc. (“Competitive”), a Nevada corporation formed in March 1998, acquired all of the assets and assumed all of the liabilities of Competitive Communications, Inc. (“CCI”), California corporation. In January 2000, CCI Residential Services, Inc. (“CCIR”), a wholly owned subsidiary of Competitive, was formed to expand on the residential services currently being provided by CCI, while CCI focused on developing revenue streams from other services.

Competitive, CCI and CCIR (collectively referred to as the “Company”) provide telephone, cable television, long distance/inter - exchange, and dial up and high-speed Internet connections and e-mail services, mainly to customers who live in multi-tenant residential buildings. The Company’s operations are located in Riverside, California and substantially all of its customers are California residents.

On May 5, 2005 the Company merged with CA Networks, Inc. (“CAN”), a Wyoming corporation, which was a development stage enterprise that was in the process of developing a business model in the same industry as Competitive. The combined companies maintained the name of Competitive Companies, Inc. On the date of the transaction (the “Effective Date”), the Company issued 39,885,659 shares of its common stock to the shareholders of CAN in exchange for the 39,885,659 outstanding shares of CAN. In effect, each of CAN’s shares that were issued and outstanding immediately before the merger was exchanged for one share of the Company’s common stock. Although Competitive was the legal acquirer and surviving entity, because the shareholders of CAN received the majority of the voting rights in the combined entity, for accounting purposes the acquisition was treated as a recapitalization of CAN with CAN being reflected as the acquirer of Competitive (a reverse acquisition). Accordingly, the 5,912,061 common shares held by the Company’s shareholders were deemed to have been issued by CAN in exchange for the Company’s net liabilities at the date of the acquisition. Upon such acquisition date, the purchase price consisted of the following:

Estimated value of 5,912,061 shares of common stock of Competitive deemed to have been issued, at estimated value of $0.10 per share	$591,206

Direct costs of the business combination	19,717
Net liabilities assumed	167,077
Total	$778,000

Because the net book value of Competitive’ assets and liabilities approximated their fair values on the date of acquisition, the purchase price above has been reflected as an expense on the Company’s books and records.

In connection with this transaction, we agreed to file a registration statement with the Securities and Exchange Commission to register the shares of restricted common stock issued to CAN’s shareholders who own less than 5% of the total outstanding shares of the merged entity, however at the current time, we are considering whether or not this is feasible as we are not currently trading.

Competitive Companies, Inc

Notes to Financial Statements

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

Cash and cash equivalents

Competitive maintains cash balances in interest and non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Revenue Recognition

Our revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin 104 - Revenue Recognition in Financial Statements (“SAB 104”) for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104 we recognize revenue when (1) persuasive evidence of an arrangement exists; (2) delivery of our services has occurred; (3) our price to our customer is fixed or determinable; and (4) collectibility of the sales price is reasonably assured. As such, we recognize revenues in the month in which we provide services. Services provided but not billed by the end of the year are reflected as unbilled receivables in the accompanying consolidated balance sheet.

Allowance for Doubtful Accounts

We evaluate the allowance for doubtful accounts on a regular basis through periodic reviews of the collectibility of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible.

Fixed assets

Fixed assets are stated at the lower of cost or estimated net recoverable amount. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

Furniture and fixtures	5 years
Computer and office equipment	3 years
Machinery & Equipment	7 – 10 years

Competitive Companies, Inc

Notes to Financial Statements

Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which have extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the cost and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations.

Impairment of long-lived assets

Long-lived assets held and used by Competitive are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. Competitive incurred no impairment loss for long-lived assets for the years ended December 31, 2005 and 2004.

Basic and diluted loss per share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2005 and 2004, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Income taxes

Competitive applies recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Competitive provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Stock-based compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Competitive adopted SFAS No. 123 (R) at December 15, 2005. Stock issued for services totaled $131,250 and $0 for the years ended December 31, 2005 and 2004, respectively.

Advertising

We expense advertising costs as they are incurred. These expenses approximated $6,982 and $2,000 for the years ended December 31, 2005 and 2004, respectively.

Competitive Companies, Inc

Notes to Financial Statements

Note 2 – Investments

During 2005, we entered an acquisition agreement to purchase an unrelated entity, Blakey Printing (“Blakey”). However, because this entity failed to comply with the terms of the acquisition agreement, we were unable to consummate the acquisition and abandoned our acquisition efforts in September 2005. During the period between the date of the acquisition agreement and our decision to abandon the proposed acquisition, we invested $109,536 related to our proposed acquisition of Blakey. Accordingly, we recorded a charge to operations expense for $109,536 during the year ended December 31, 2005.

Note 3 – Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses from operations and are experiencing difficulty in generating sufficient cash flow to pay certain indebtedness. Accordingly, we are in default of payment of approximately $300,000 in debt obligations, the majority of our indebtedness. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

We anticipate our merger discussed in Note 1 will provide us with better access to debt or equity capital and/or will help to improve our results of operations through our ability to offer additional services to our customers and through the negotiation of better line usage charges and sharing of operating overhead. Since inception, our operations have primarily been funded through private equity financing, and we expect to continue to seek additional funding through private or public equity and debt financing.

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

Competitive Companies, Inc

Notes to Financial Statements

Note 4 – Property and Equipment

Property and equipment consist of the following:

	December 31,
	2005	2004

Telecommunication equipment and computers	$448,751	$411,621
Furniture & Fixtures	21,290	21,290
Vehicles	-	26,069
	470,041	458,980

Less accumulated depreciation	(312,741)	(293,292)
	$157,300	$165,688

Note 5 – Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the period ended December 31, 2005, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2005, the Company had approximately $2,151,812 of federal and state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2025.

The components of the Company’s deferred tax asset are as follows:

	As of December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$ 2,152,812	$ 19,878,150
Total deferred tax assets	2,152,812	19,878,150

Net deferred tax assets before valuation allowance	2,152,812	19,878,150
Less: Valuation allowance	(2,152,812)	(19,878,150)
Net deferred tax assets	$ -0-	$ -0-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2005.

Competitive Companies, Inc

Notes to Financial Statements

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	December 31,
	2005	2004
Federal and state statutory rate	$ (731,956)	$ (6,758,571)
Change in valuation allowance on deferred tax assets	731,956	6,758,571
	$ -0-	$ -0-

Note 6 – Long Term Debt

Long-term debt consists of the following at December 31, 2005:

Note payable to Frontier Communications Services, Inc., in the amount of $55,188 bearing interest at a rate of 10%, and requiring monthly principal and interest payments of $3,000. Frontier is currently in bankruptcy and the new creditor has not yet been assigned. We are in default on the payment of this note. This note matured on March 15, 2003, however, no monthly payments have been made since December 31, 2002. The note is secured by the telecommunications equipment purchased with the proceeds from the note.

Note payable to GST, in the amount of $207,450 initially bearing interest at 10% with monthly interest payments of $1,729 through its maturity date of April 28, 2004. We are in default on the payment of this note. Pursuant to the terms of the note payable, effective on the maturity date of April 28, 2004 , the interest rate was increased to a default rate of 15% per annum. The note has not been extended and we remain in default. In addition, we will be responsible for any costs that our creditor incurs to collect payment on the note. The note is secured by the telecommunications equipment purchased with the proceeds from the note. The balance at December 31, 2005 was $207,450 plus accrued interest of $56,872.

Unsecured note payable to a stockholder, in original amount of $34,130 bearing interest at 8%, and monthly principal and interest payments of $683 through February 23, 2011.

Note 7 – Commitments

We lease our operating facility in Riverside California under a non-cancelable 4-year operating lease expiring November 15, 2006 at $2,923 per month. Additionally we lease our operating property in Elizabethtown Kentucky under a 3-year non-cancelable operating lease expiring May 31, 2008 at $2,800 per month. We paid rent expense of $65,912 and $33,000 in 2005 and 2004, respectively.

Future minimum lease payments required are as follow:

Year	Amount
2006	$ 65,600
2007	33,600
2008	14,000

Competitive Companies, Inc

Notes to Financial Statements

Note 8 – Stockholders’ equity

Common stock

The Company issued 39,885,659 shares of its common stock to the shareholders of CAN in exchange for the 39,885,659 outstanding shares of CAN in a reverse acquisition valued at $778,000. Because the net book value of Competitive’s assets and liabilities approximated their fair values on the date of acquisition the purchase price, Competitive expensed $778,000. See Note 1.

During 2005, Competitive issued 7,238,740 shares of its $0.001 par value common stock for cash totaling $723,874.

During 2005, Competitive issued 1,312,500 shares of its $0.001 par value common stock to Directors of the Company for services previously rendered. Competitive recorded compensation expense in the amount of $131,250, the fair value of the underlying shares on the date of issuance.

Convertible Class A Preferred Stock

In connection with the merger described in Note 1, Competitive repurchased 4,000,000 Class “A” preferred stock for $40,000. There was no outstanding Class “A” preferred stock at December 31, 2005.

Convertible Class B Preferred Stock

At December 31, 2005, the Company had 1,495,436 shares of Class “B” preferred stock outstanding.

Convertible Class C Preferred Stock

At December 31, 2005, the Company had 1,000,000 shares of Class “C” preferred stock outstanding.

Note 9 – Stock options

During the year ended December 31, 2005, Company cancelled 3,435,000 options outstanding at December 31, 2004 and adopted 2005 Stock Option Plan (the “Plan”). The Plan authorizes the issuance of stock options and other awards to acquire up to a maximum 10,000,000 shares of the Company’s common stock (less the number of shares issuable upon exercise of options granted by the Company under all other stock incentive plans on the date of any grant under the Plan). The Plan provides for the grant of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended), options that are not incentive stock options, stock appreciation rights and various other stock-based grants.

On December 9, 2005, the Company granted stock options to employees and directors, to purchase to purchase 6,672,000 shares of $0.001 par value common stock at a strike price of $0.10 pursuant to the Company’s 2005 Stock Option Plan. On the date of grant, the exercise price exceeded the fair market and accordingly, pursuant to APB 25, the Company has not recorded an expense on the Statement of Operations as of December 31, 2005.

Competitive Companies, Inc

Notes to Financial Statements

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$.10	6,672,000	10	$.10	6,672,000	$.10

The following is a summary of activity of outstanding stock options under the 2005 Stock Option Plan:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price

Balance, December 31, 2004	3,435,000	$-
Options cancelled	(3,435,000)
Options granted	6,672,000	-
Options exercised	-	-

Balance, December 31, 2005	6,672,000	$.10

Exercisable, December 31, 2005	6,672,000	$.10

Note 10 – Subsequent events

During the three months ended March 31, 2006, the Company issued 3,245,500 shares of its $0.001 par value common stock for cash totaling $324,550.

On June 30, 2006, the Company entered into an Asset Purchase Agreement with Voice, Video, and Data Services, Inc. (“VVDS”), a Wyoming corporation, wherein the Company agreed to sell approximately $38,000 of its assets and VVDS agreed to assume approximately $173,000 in liabilities in the division doing business as “The Telephone Company”, an unincorporated entity operated as a division of the Company in the State of Kentucky. As consideration for the sale, the president of VVDS surrendered 1,400,000 shares of the Company’s common stock for cancellation and agreed to pledge an additional 1,400,000 shares of the Company’s unregistered common stock to act as collateral for the payment of all outstanding liabilities assumed under the agreement. It was agreed these additional shares may be cancelled if VVDS does not pay off all outstanding liabilities on or before December 31, 2006.