Form 10QSB
period 2006-03-31
COMPETITIVE COMPANIES INC
filed 2006-09-19
CIK 1161706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-76630

COMPETITIVE COMPANIES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	61-1146821
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3751 Merced Drive, Suite A

Riverside, California 92503

(Address of principal executive offices)

(951) 687-6100

(Issuer’s telephone number)

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on July 28, 2006, 2006 was 52,270,050 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐	No ☒

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

Competitive Companies, Inc

Consolidated Balance Sheet

March 31, 2006
Assets
Current assets:
Cash	$63,023
Account receivable, net of allowance for
doubtful accounts of $75,918	90,791
Prepaid expenses & other current assets	4,894
Total current assets	158,708

Fixed assets, net	154,982

Other assets:
Deposits	18,721

$332,411

Liabilities and Stockholders' (Deficit)
Current liabilities:
Accounts payable	$220,146
Accrued expenses & other liabilities	125,598
Customer deposits	33,446
Capital leases	4,588
Notes payable	264,023
Notes payable - related party	32,754
Total current liabilities	680,555

Stockholders' (deficit):
Preferred stock, $0.001 par value 10,000,000 shares authorized:
Class B convertible, 4,000,000 shares issued and
outstanding at March 31, 2006	-
Class B convertible, 1,495,436 shares issued and
outstanding at March 31, 2006	1,495
Class C convertible, 1,000,000 shares issued and
outstanding at March 31, 2006	1,000
Common stock, $0.001 par value, 100,000,000 shares
authorized, 52,294,460 shares issued and
outstanding at March 31, 2006	52,294
Subscription receivable	(13,300)
Additional paid-in capital	2,084,495
Accumulated (deficit)	(2,474,129)
(348,145)

$332,410

The accompanying notes are an integral part of these financials statements.

Competitive Companies, Inc

Consolidated Statements of Operations

	For three months ended
	March 31,
	2006	2005

Revenue	$285,613	$281,174
Cost of sales	237,373	210,933

Gross profit	48,240	70,241

Expenses:
General and administrative expenses	125,379	25,129
Salaries and wages	188,798	24,200
Depreciation	9,933	9,498
Bad debt	6,343	4,481
Total operating expenses	330,453	63,308

Net operating (loss)	(282,213)	6,933

Other income (expenses):
Other income	3,561	-
Interest expense	(13,320)	(4,861)
Total other income (expenses)	(9,759)	(4,861)

Net (loss)	$(291,972)	$2,072

Weighted average number of
common shares outstanding - basic and fully diluted	50,439,924	5,912,000

Net (loss) per share - basic and fully diluted	$(0.01)	$0.00

The accompanying notes are an integral part of these financials statements.

Competitive Companies, Inc

Consolidated Statements of Cash Flow

	For the three months ended
	March 31,
	2006	2005

Cash flows from operating activities
Net (loss)	$(291,972)	$2,071
Depreciation	9,933	9,498
Share-based compensation	15,350	-
Provision for bad debt	6,343	4,481
Adjustments to reconcile net (loss) to
net cash provided (used) by operating activities:
Accounts receivable	19,587	1,909
Prepaid and other assets	355	(184)
Accounts payable	3,610	(10,706)
Accrued expenses	(19,359)	-
Customer deposits	5,196	-
Net cash (used) by operating activities	(250,957)	7,069

Cash flows from investing activities
Purchased of fixed assets	(7,615)	(1,110)
Net cash (used) by investing activities	(7,615)	(1,110)

Cash flows from financing activities
Payments on notes payable	(8,234)	(6,604)
Proceeds from the sale of common stock	324,550	-
Net cash provided by financing activities	316,316	(6,604)

Net increase (decrease) in cash	57,744	(645)
Cash - beginning	5,279	5,680
Cash - ending	$63,023	$5,035

Supplemental disclosures:
Interest paid	$13,320	$4,861
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financials statements

COMPETITIVE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The condensed interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2005 and notes thereto included in the Company's Form 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operation for the interim period are not indicative of annual results

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Note 2 – Going Concern

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

COMPETITIVE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 3 – Property and Equipment

Property and equipment consist of the following:

	March 31,
	2006	2005

Telecommunication equipment and computers	$448,751	$411,621
Furniture & Fixtures	21,290	21,290
Vehicles	-	26,069
	470,041	458,980

Less accumulated depreciation	(315,059)	(301,680)
	$154,982	$157,300

Depreciation expense totaled $9,933 and $9,498 for the three months ended March 31, 2006 and 2005, respectively.

Note 4 – Long Term Debt

Long-term debt consists of the following at March 31, 2006:

Note payable to Frontier Communications Services, Inc., in original amount of $124,025 bearing interest at 10% and requiring monthly principal and interest payments of $3,000. Frontier is currently in bankruptcy and the new creditor has not yet been assigned. We are in default on the payment of this note. This note matured on March 15, 2003, however, no monthly payments have been made since December 31, 2002. The note is secured by the telecommunications equipment purchased with the proceeds from the note. The balance at March 31, 2006 was $56,573.

Note payable to GST, in original amount of $207,450 initially bearing interest at 10% with monthly interest payments of $1,729 through its maturity date of April 28, 2004. We are in default on the payment of this note. No monthly principal payments have been made. Pursuant to the terms of the note payable, effective on the maturity date of April 28, 2004, the interest rate was increased to a default rate of 15% per annum. The note has not been extended and we remain in default. In addition, we will be responsible for any costs that our creditor incurs to

COMPETITIVE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

collect payment on the note. The note is secured by the telecommunications equipment purchased with the proceeds from the note. The balance at March 31, 2006 was $207,450 plus accrued interest of $65,536.

Unsecured note payable to a stockholder, in original amount of $56,276 bearing interest at 8%, and monthly principal and interest payments of $683 through February 23, 2011. The balance of at March 31, 2006 was $32,754.

Note 5 – Commitments

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

Note 6 – Stockholders’ equity

Common stock

During the three months ended March 31, 2006, the Company issued 3,245,500 shares of its $0.001 par value common stock for cash totaling $324,550.

Note 7 – Subsequent Events

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

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	Our current deficiency in working capital;
•	Our ability to comply with SEC reporting requirements;
•	Increased competitive pressures from existing competitors and new entrants;
•	Our ability to market our services to new subscribers;
•	Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	Consumer acceptance of price plans and bundled offering of our services;
•	Loss of customers or sales weakness;
•	Technological innovations;
•	Inability to achieve future sales levels or other operating results;
•	Key management or other unanticipated personnel changes; and
•	The unavailability of funds for capital expenditures.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document and “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

OVERVIEW AND OUTLOOK

Competitive Companies, Inc. (“CCI”) was formed in October 2001 to restructure a company formerly known as “Western Telephone and Television”, which had been in business since 1985 providing telephone systems and services to apartment complexes. CCI became the parent company of Competitive Communications, Inc., which provides local and long distance telephone service to retail users, and CCI Residential Services, Inc., which provides local and long distance telephone service, Internet service and cable television service to apartment complexes in California, Alabama and Mississippi. The Company’s main offices are located in Riverside, California and Kentucky.

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

CCI is a Nevada corporation that acts as a holding company for its operating subsidiaries, Competitive Communications, Inc. (“Competitive Communications”) and The Telephone Company, which are approved and regulated local and long distance telephone companies in California, Mississippi and Kentucky, and CCI Residential Services Inc. (“CCI Residential”), which is a non-regulated telephone company providing local and long distance telephone service, high-speed Internet and cable television service to large apartment complexes in California, Alabama, and Mississippi.

CURRENT OPERATIONS

CCI provides telecommunications services, which include telephone, cable television, long distance/inter – exchange, and dial up and high-speed Internet connections and email services, primarily to residents of apartment complexes, retail businesses and residential users, in primary and secondary metropolitan areas of California, Alabama, Mississippi, and more rural areas of Kentucky. It operates in both a regulated and non-regulated environment. Competitive Communications and The Telephone Company subsidiaries are regulated; CCI Residential is unregulated. The telecommunications products and services provided by the company and its subsidiaries include local telephone services, domestic and international long distance services, and enhanced voice, data and Internet services.

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

Results of Operations for the Three Months Ended March 31, 2006 and 2005.

The following table summarizes selected items from the statement of operations at March 31, 2006 compared to March 31, 2005.

INCOME:

	The Three Months Ended March 31,		Increase / (Decrease)
	2006	2005	$	%
Revenues	$ 285,613	$ 281,174	$ 4,439	2%

Cost of Sales	237,373	210,933	26,440	13%

Gross Profit	48,240	70,241	(22,001)	(31%)

Gross Profit Percentage of Revenue	17%	25%	--	(8%)

Revenues

Revenues for the three months ended March 31, 2006 were $285,613 compared to revenues of $281,174 in the three months ended March 31, 2005. This resulted in an increase in revenues of $4,439, or 2%, from the same period one year ago.

Cost of sales / Gross profit percentage of revenue

Cost of sales for the three months ended March 31, 2006 was $237,373, an increase of $26,440, or 13%, from $210,933 for the three months ended March 31, 2006.

Gross profit as a percentage of revenue decreased from 25% for the three months ended March 31, 2005 to 17% for the three months ended March 31, 2006.

EXPENSES:

	The Three Months Ended March 31,		Increase / (Decrease)
	2006	2005	$	%
General and Administrative expenses	$ 125,379	$ 25,129	$ 100,250	399%

Salaries and Wages	188,798	24,200	164,598	680%

Depreciation	9,933	9,498	435	5%

Bad Debt	6,343	4,481	1,862	42%

Net Operating Income (Loss)	$ (282,213)	$ 6,933	$ 289,146	4,171%

General and Administrative expenses

General and administrative expenses were $125,379 for the three months ended March 31, 2006 versus $25,129 for the three months ended March 31, 2005.

Salaries and Wages

Salary and wage expenses were $188,798 for the three months ended March 31, 2006 versus $24,200 for the three months ended March 31, 2005. This resulted in an increase of $164,598, or 680%, over the same period in 2005.

Depreciation

Depreciation expenses were $9,933 for the three months ended March 31, 2006 versus $9,498 for the three months ended March 31, 2005. This resulted in an increase of $435, or 5%, over the same period in 2005.

Bad Debt

Bad debt expenses for the three months ended March 31, 2006 were $6,343 as compared to $4,481 for the same period in 2005.

Net Operating Income (Loss)

The net operating loss for the three months ended March 31, 2006 was $282,213, versus a net operating income of $6,933 for the three months ended March 31, 2005, a change in net loss of $289,146.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at March 31, 2006 compared to December 31, 2005.

	March 31, 2006	December 31, 2005	Increase / (Decrease)
			$	%

Current Assets	$ 158,708	$ 120,906	$ 37,802	31%

Current Liabilities	$ 680,555	$ 663,654	$ 16,901	3%

Working Capital (Deficit)	$ (521,847)	$ (542,748)	$ (20,901)	(4%)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. As of March 31, 2006, we had current assets of $158,708 and current liabilities of $680,555, which resulted in a working capital deficit of $521,847.

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

Our net operating losses for the three months ended March 31, 2006 totaled $282,213. As of March 31, 2006, we had a stockholders' deficit of $348,145 and only had $63,023 in cash available to finance our operations and a working capital deficit of $521,847.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, NASD has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board.  Currently, this quarterly report will be considered late and our securities have been removed from the OTC Bulletin Board as we were unable to meet the filing grace period as defined under Rule 12b-25.  Therefore, we must not have two more late filings or have our securities removed from the OTC Bulletin Board one more time within the next two years or we will be in jeopardy of being dequoted from the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. We conducted an evaluation, with the participation of Henri Hornby, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon his evaluation, Mr. Hornby concluded that as of March 31, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of March 31, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.

We were unable to meet our requirements to timely file our Form 10-KSB for the year ended December 31, 2005 and this quarterly report on Form 10-QSB for the period ended March 31, 2006. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

2.

We did not maintain a sufficient complement of finance and accounting personnel with adequate depth and skill in the application of generally accepted accounting principles as demonstrated by significant adjustments to our financial statements identified by our independent registered accounting firm in the preparation of our annual report for fiscal 2006 and this quarterly report. In addition, we did not maintain a sufficient complement of finance and accounting personnel to handle the matters necessary to timely file our Form 10-KSB for the year ended December 31, 2005 and our Form 10-QSB for the three months ended March 31, 2006. Management evaluated the impact of our lack of sufficient finance and accounting personnel on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in our lack of sufficient personnel represented a material weakness.

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

PART II--OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 2. Changes in Securities

During the first quarter of 2006, we issued and sold a total of 3,245,500 shares of common stock to 63 individual investors for a total purchase price of $324,550, all of which was paid in cash. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

During the first quarter of 2006, we issued 100,000 shares of our common stock to Island Capital Management for services valued at $15,350. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make its investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our management on several occasions prior to its investment decision. There were no commissions paid on the issuance and sale of the shares.

In the first quarter of 2006, we cancelled 1,312,500 shares previously issued to our directors for services.

Item 3.	Defaults by the Company upon its Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on 8-K.

Exhibit Number	Description
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPETITIVE COMPANIES, INC.

(Registrant)

By:/s/ Henri Hornby
Henri Hornby, Chief Executive Officer

(Principal Financial Officer and

Principal Accounting Officer)

Date: September 13, 2006