Form 10QSB
period 2006-06-30
COMPETITIVE COMPANIES INC
filed 2006-09-20
CIK 1161706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of Common Stock, $0.001 par value, outstanding on June 30, 2006, was 52,294,460 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐	No ☒

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

Competitive Companies, Inc

Consolidated Balance Sheet

June 30, 2006
Assets
Current assets:
Cash	$49,857
Account receivable, net of allowance for
doubtful accounts of $75,918	136,217
Total current assets	186,074

Fixed assets, net	137,737

$323,811

Liabilities and Stockholders' (Deficit)
Current liabilities:
Accounts payable	$243,898
Accrued expenses & other liabilities	138,412
Customer deposits	34,996
Notes payable	265,444
Notes payable - related party	25,453
Total current liabilities	708,203

Stockholders' (deficit):
Preferred stock, $0.001 par value 10,000,000 shares authorized:
Class B convertible, 4,000,000 shares issued and
outstanding at June 30, 2006	-
Class B convertible, 1,495,436 shares issued and
outstanding at June 30, 2006	1,495
Class C convertible, 1,000,000 shares issued and
outstanding at June 30, 2006	1,000
Common stock, $0.001 par value, 100,000,000 shares
authorized, 52,294,460 shares issued and
outstanding at June 30, 2006	52,294
Subscription receivable	(13,300)
Additional paid-in capital	2,084,495
Accumulated (deficit)	(2,510,376)
(384,392)

$323,811

The accompanying notes are an integral part of these financials statements.

Competitive Companies, Inc

Consolidated Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005

Revenue	$ 314,582	$ 192,285	$ 600,195	$ 198,615
Cost of sales	262,230	235,339	499,603	235,339

Gross profit	52,352	(43,054)	100,592	(36,724)

Expenses:
General and administrative	51,275	1,033,582	176,655	1,141,013
Salaries and wages	38,386	-	227,184	-
Depreciation	9,632	2,002	19,565	11,500
Bad debt	6,202	-	12,544	1,708
Total operating expenses	105,495	1,035,584	435,948	1,154,221

Net operating (loss)	(53,143)	(1,078,638)	(335,356)	(1,190,945)

Other income (expenses):
Other income	-	-	3,561	-
Interest (expense)	(12,449)	-	(25,770)	-
Total other income (expense)	(12,449)	-	(22,209)	-

Net (loss)	$ (65,592)	$ (1,078,638)	$ (357,565)	$ (1,190,945)

Loss per share (basic and fully diluted)	$ (0.00)	$ (0.03)	$ (0.01)	$ (0.03)

Weighted average number of common shares outstanding – basic and fully diluted	52,272,050	39,983,600	51,639,722	39,232,000

The accompanying notes are an integral part of these financials statements.

Competitive Companies, Inc

Consolidated Statements of Cash Flow

	For the six months ended June 30,
	2006	2005
Cash flow from operating activities:
(Net loss)	$ (357,565)	$ (1,190,945)
Depreciation	19,565	11,500
Share-based compensation	15,350	778,000
Provision for bad debt	12,544	1,708
Adjustments to reconcile net (loss) to net cash provided by Operating activities:
Accounts receivable	(25,840)	(105,880)
Prepaid and other assets	18,721	-
Accounts payable	63,052	-
Accrued expenses	(7,932)	-
Customer deposits	6,746	-
Net cash (used) by operating activities	(255,359)	505,617

Cash flows from investing activities:
Purchase of fixed assets	(7,615)	-
Net cash (used) by investing activities	(7,615)	-

Cash flows from financing activities:
Payments on notes payable	(17,000)	(13,104)
Purchase of preferred stock	-	(40,000)
Proceeds from the sale of common stock	324,550	403,319
Net cash provided by financing activities	307,550	350,215

Net increase (decrease) in cash	44,578	(155,402)
Cash – beginning	5,279	157,576
Cash - ending	$ 49,857	$ 2,174

Supplemental disclosures:
Interest paid	$ 25,770	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financials statements

Competitive Companies, Inc

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

Note 2 – Asset sale

On June 30, 2006, the Company entered into an Asset Purchase Agreement with Voice, Video and Data Services, Inc. (“Buyer”), whereby the Company agrees to sell, convey, assign, transfer and deliver to the Buyer all of the assets and liabilities of its Kentucky division, including but not limited to the following: all existing inventory; telephone service contracts within the state of Kentucky; its rights under licensing agreements; vendor agreements; its office lease; all physical property located in Kentucky; and all of the outstanding liabilities attributed to the Kentucky operations in exchange for the cancellation of 1,400,000 shares of the Company’s par value common stock controlled by a principal of the Buyer. As of June 30, 2006, the Company has transferred assets valued at $175,000 and liabilities totaling $173,000 pursuant to the agreement.

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

Competitive Companies, Inc

Notes to Consolidated Financial Statements

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

Note 4 – Property and Equipment

Property and equipment consist of the following:

	June 30,
	2006	2005

Telecommunication equipment and computers	$283,363	$411,621
Furniture & Fixtures	16,892	21,290
Vehicles	-	26,069
	300,254	458,980

Less accumulated depreciation	(162,518)	(301,680)
	$136,217	$157,300

Depreciation expense totaled $19,565 and $11,500 for the six months ended June 30, 2006 and 2005, respectively.

Note 4 – Long Term Debt

Long-term debt consists of the following at June 30, 2006:

Note payable to Frontier Communications Services, Inc., in original amount of $124,025 bearing interest at 10% and requiring monthly principal and interest payments of $3,000. Frontier is currently in bankruptcy and the new creditor has not yet been assigned. We are in default on the payment of this note. This note matured on March 15, 2003, however, no monthly payments have been made since December 31, 2002. The note is secured by the telecommunications equipment purchased with the proceeds from the note. The balance at June 30, 2006 was $57,933

Competitive Companies, Inc

Notes to Consolidated Financial Statements

Note payable to GST, in original amount of $207,450 initially bearing interest at 10% with monthly interest payments of $1,729 through its maturity date of April 28, 2004. We are in default on the payment of this note. No monthly principal payments have been made. Pursuant to the terms of the note payable, effective on the maturity date of April 28, 2004, the interest rate was increased to a default rate of 15% per annum. The note has not been extended and we remain in default. In addition, we will be responsible for any costs that our creditor incurs to collect payment on the note. The note is secured by the telecommunications equipment purchased with the proceeds from the note. The balance at June 30, 2006 was $207,450 plus accrued interest of $74,484.

Unsecured note payable to a stockholder, in original amount of $56,276 bearing interest at 8%, and monthly principal and interest payments of $683 through February 23, 2011. The balance of at June 30, 2006 was $25,453.

Note 5 – Commitments

We lease our operating facility in Riverside California under a non-cancelable 4-year operating lease expiring November 15, 2006 at $2,923 per month.

Note 6 – Stockholders’ equity

Common stock

During the six months ended June 30, 2006, the Company issued 3,245,500 shares of its $0.001 par value common stock for cash totaling $324,550.

There have been no other issuances of common stock as of June 30, 2006.

Note 7 – Subsequent events

On July 12, 2006, the Company cancelled 1,400,000 shares of its par value common stock pursuant to the June 30, 2006 Asset Purchase Agreement.

On September 13, 2006, the Company issued 250,000 shares of its common stock in exchange for consulting services.

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

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	Our current deficiency in working capital;
•	Our ability to comply with SEC reporting requirements;
•	Increased competitive pressures from existing competitors and new entrants;
•	Our ability to market our services to new subscribers;
•	Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	Uncertainties of the regulation regarding VoIP services;
•	Consumer acceptance of price plans and bundled offering of our services;
•	Ability to continue development of VoIP services;
•	Possibility that VoIP will not gain broader acceptance;
•	Loss of customers or sales weakness;
•	Technological innovations;
•	Inability to achieve future sales levels or other operating results;
•	Key management or other unanticipated personnel changes; and
•	The unavailability of funds for capital expenditures.

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

OVERVIEW AND OUTLOOK

Competitive Companies, Inc. (“CCI”) was formed in October 2001 to restructure a company formerly known as “Western Telephone and Television”, which had been in business since 1985 providing telephone systems and services to apartment complexes. CCI became the parent company of Competitive Communications, Inc., which provides local and long distance telephone service to retail users, and CCI Residential Services, Inc., which provides local and long distance telephone service, Internet service and cable television service to apartment complexes in California, Alabama and Mississippi. Currently, the Company’s main office is located in Riverside, California.

On May 5, 2005, CCI merged with CA Networks, Inc. (“CAN”), which provided retail local and long distance telephone service and DSL Internet service in Kentucky. The company operated as “The Telephone Company” in Kentucky and has been providing retail service since November 2004. According to the terms of the Merger Agreement and Plan of Reorganization we agreed to issue to the shareholders of CAN 39,885,659 shares of common stock of CCI in exchange for 39,885,659 shares of common stock of CAN.

CCI is a Nevada corporation that acts as a holding company for its operating subsidiary, Competitive Communications, Inc. (“Competitive Communications”), which is an approved and regulated local and long distance telephone company in California, Mississippi and Kentucky, and CCI Residential Services Inc. (“CCI Residential”), which is a non-regulated telephone company providing local and long distance telephone service, high-speed Internet and cable television service to large apartment complexes in California, Alabama, and Mississippi. Prior to the end of the quarter we also operated The Telephone Company, which was an approved and regulated local and long distance company operating in Kentucky. At the end of the quarter, we sold The Telephone Company to a company owned by Mr. Russ Preston, an affiliate of the Company.

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

We sold to VVDS all the assets of The Telephone Company, which included but are not limited to: all existing inventory; contracts to sell telephone services in Kentucky; its rights under licenses and agreements; its vendor agreements; its office lease and physical property located in Kentucky; its copyrights, trademarks and tradenames; all regulatory rights and filings, all advertising and promotional material, and any names and addresses of The Telephone Company’s customers. Additionally, VVDS agreed to assume any and all outstanding liabilities of The Telephone Company.

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

Results of Operations for the Three Months Ended June 30, 2006 and 2005.

The following table summarizes selected items from the statement of operations at June 30, 2006 compared to June 30, 2005.

INCOME:

	The Three Months Ended June 30,		Increase / (Decrease)
	2006	2005	$	%
Revenues	$ 314,582	$ 192,285	$ 122,297	64%
Cost of Sales	262,230	235,339	26,891	11%
Gross Profit	52,352	(43,054)	95,406	222%
Gross Profit Percentage of Revenue	17%	(22%)	-	39%

Revenues:

Revenues for the three months ended June 30, 2006 were $312,582 compared to revenues of $192,285 in the three months ended June 30, 2005. This resulted in an increase in revenues of $122,297, or 64%, from the same period one year ago.

Cost of sales / Gross profit percentage of revenue

Cost of sales for the three months ended June 30, 2006 was $262,230, an increase of $26,891, or 11%, from $235,339 for the same period ended June 30, 2005.

Gross profit as a percentage of revenue increased from a negative 22% for the three months ended June 30, 2005 to a positive 17% for the three months ended June 30, 2006. As a result of increasing our revenues during this period in 2006, we also increased our cost of sales. However, our substantial percentage increase in revenues far exceeds the percentage increase in our cost of sales. This also allowed us to have a positive gross profit percentage from our generated revenues.

EXPENSES:

	The Three Months Ended June 30,		Increase / (Decrease)
	2006	2005	$	%
General and Administrative expenses	$ 51,275	$ 1,033,582	$ (982,307)	(95%)

Salaries and Wages	38,386	-	38,386	-

Depreciation	9,632	2,002	7,630	381%

Bad Debt	6,202	-	6,202	-

Net Operating Income (Loss)	$ (53,143)	$ (1,078,638)	$ (1,025,495)	(95%)

General and Administrative expenses

General and administrative expenses were $51,275 for the three months ended June 30, 2006 versus $1,033,582 for the three months ended June 30, 2005, which resulted in a decrease of $928,307 or 95%.

Salaries and Wages

Salary and wage expenses were $38,386 for the three months ended June 30, 2006 versus $0 for the three months ended June 30, 2005. This resulted in an increase over the same period in 2005.

Depreciation

Depreciation expenses were $9,632 for the three months ended June 30, 2006 versus $2,002 for the three months ended June 30, 2005. This resulted in an increase of $7,630, over the same period in 2005. Our increase is due to additional fixed assets purchased during this time period.

Bad Debt

Bad debt expenses for the three months ended June 30, 2006 were $6,202 as compared to $0 for the same period in 2005.

Net Operating (Loss)

The net operating loss for the three months ended June 30, 2006 was $53,143, versus a net operating loss of $1,078,638 for the three months ended June 30, 2005, a decrease in net loss of $1,025,495, or 95%.

Results of Operations for the Six Months Ended June 30, 2006 and 2005.

The following table summarizes selected items from the statement of operations for the six months ended June 30, 2006 compared to June 30, 2005.

INCOME:

	The Six Months Ended June 30,		Increase / (Decrease)
	2006	2005	$	%
Revenues	$ 600,195	$ 198,615	$ 401,580	202%

Cost of Sales	499,603	235,339	264,264	112%

Gross Profit	100,592	(36,724)	137,316	374%

Gross Profit Percentage of Revenue	17%	(18%)	-	35%

Revenues:

Revenues for the six months ended June 30, 2006 were $600,195 compared to revenues of $198,615 in the six months ended June 30, 2005. This resulted in an increase in revenues of $401,580, or 202%, from the same period one year ago.

Cost of sales / Gross profit percentage of revenue

Cost of sales for the six months ended June 30, 2006 was $499,603, an increase of $264,264, or 112%, from $235,339 for the same period ended June 30, 2005.

Gross profit as a percentage of revenue increased from a negative 22% for the six months ended June 30, 2005 to a positive 17% for the six months ended June 30, 2006. We were able to maintain a positive gross profit percentage from our generated revenues over the period of six months because our substantial increase in revenues far exceeded our percentage increase in cost of sales.

EXPENSES:

	The Six Months Ended June 30,		Increase / (Decrease)
	2006	2005	$	%
General and Administrative expenses	$ 176,655	$ 1,141,013	$ (964,358)	(85%)

Salaries and Wages	227,184	-	227,184	-

Depreciation	19,565	11,500	8,065	70%

Bad Debt	12,544	1,708	10,836	634%

Net Operating (Loss)	$ (335,356)	$ (1,190,945)	$ (855,589)	(72%)

General and Administrative expenses

General and administrative expenses were $176,655 for the six months ended June 30, 2006 versus $1,141,013 for the six months ended June 30, 2005, which resulted in a decrease of $964,358 or 85%.

Salaries and Wages

Salary and wage expenses were $227,184 for the six months ended June 30, 2006 versus $0 for the six months ended June 30, 2005. This resulted in an increase over the same period in 2005.

Depreciation

Depreciation expenses were $19,565 for the six months ended June 30, 2006 versus $11,500 for the six months ended June 30, 2005. This resulted in an increase of $8,065, or 70%, over the same period in 2005.

Bad Debt

Bad debt expenses for the six months ended June 30, 2006 were $12,544 as compared to $1,708 for the same period in 2005.

Net Operating Income (Loss)

The net operating loss for the six months ended June 30, 2006 was $335,356, versus a net operating loss of $1,190,945 for the six months ended June 30, 2005, a change in net loss of $855,589. The primary reason for our large decrease in net operating loss was our large reduction of general and administrative expenses compared to the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at June 30, 2006 compared to December 31, 2005.

	June 30, 2006	December 31, 2005	Increase / (Decrease)
			$	%

Current Assets	$ 186,074	$ 120,906	$ 65,168	54%

Current Liabilities	$ 708,203	$ 663,654	$ 44,549	7%

Working Capital (Deficit)	$ (522,129)	$ (542,748)	$ (20,619)	(4%)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. As of June 30, 2006, we had current assets of $186,074 and current liabilities of $708,203, which resulted in a working capital deficit of $522,129.

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

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

RISKS RELATING WITH OUR BUSINESS AND MARKETPLACE

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

Our net operating losses for the three months ended June 30, 2006 totaled $53,143. As of June 30, 2006, we had a stockholders’ deficit of $384,392 and only had $49,857 in cash available to finance our operations and a working capital deficit of $522,129.

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

As a competitive carrier, we must coordinate with traditional carriers so that we can provide local service to customers on a timely and competitive basis. The Telecommunications Act created incentives for regional Bell operating companies to cooperate with competitive carriers and permit access to their facilities by denying such companies the ability to provide in-

region long distance services until they have satisfied statutory conditions designed to open their local markets to competition. The regional Bell operating companies in our markets are not yet permitted by the FCC to offer long distance services. These companies may not be accommodating once they are permitted to offer long distance service. Currently Verizon is permitted to offer both local and long distance service in some our mutual service areas, but we have not yet noticed any impact on our markets.

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

We may not be able to adapt to rapid technological changes in the communications industry and more specifically VoIP services.

The telecommunications industry is subject to rapid changes in technology and we may not be able to predict those changes as they relate to our services. Additionally, we are still in the experimental stages of our VoIP services, which is also does not have developed and accepted standards. We anticipate new technologies may emerge in this industry and we will be required to compete or differentiate our services. We must adapt by continuing to improve and expand our services and also develop new technologies as our customers’ needs grow. Any changes in the industry or technologies may require additional capital to allow for us to remain competitive.

In addition, market acceptance of VoIP is dependent on the adoption of industry standards so that products from multiple manufacturers can communicate with each other. Currently there is no agreement between industry leaders, which may also affect our ability to expand our services to new customers. As standards evolve, we may be required to modify our existing products or develop new versions.

RISKS FACTORS RELATING TO OUR COMMON STOCK

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, NASD has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board. Currently, this quarterly report will be considered late as we were unable to meet the filing grace period as defined under Rule 12b-25. Therefore, we must not have two more late filings within the next two years or we will be in jeopardy of being dequoted from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. We conducted an evaluation, with the participation of Henri Hornby, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon his evaluation, Mr. Hornby concluded that as of June 30, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of June 30, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.

We were unable to meet our requirements to timely file our Form 10-KSB for the year ended December 31, 2005 and the quarterly reports on Form 10-QSB for the periods ended March 31, 2006 and June 30, 2006. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

2.

We did not maintain a sufficient complement of finance and accounting personnel with adequate depth and skill in the application of generally accepted accounting principles as demonstrated by significant adjustments to our financial statements identified by our independent registered accounting firm in the preparation of our annual report for fiscal 2006 and this quarterly report. In addition, we did not maintain a sufficient complement of finance and accounting personnel to handle the matters necessary to timely file our Form 10-KSB for the year ended December 31, 2005 and our Forms 10-QSB for the three months ended March 31, 2006 and the six months ended June 30, 2006. Management evaluated the impact of our lack of sufficient finance and accounting personnel on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in our lack of sufficient personnel represented a material weakness.

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

Item 2. Changes in Securities

Recent Sales of Unregistered Securities

On July 12, 2006, we cancelled 1,400,000 shares of our par value common stock pursuant to the June 30, 2006 Asset Purchase Agreement.

On September 13, 2006, we authorized a total of 250,000 shares of our common stock to Stoecklein Law Group and Opus Pointe (50,000 and 200,000, respectively) as compensation for services provided. We believe that the issuance of all the shares described above was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. Each individual/entity was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the financial statements and Exchange Act reports. We reasonably believe that the individuals/entities immediately prior to issuing the shares, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. Additionally, the individuals/entities had the opportunity to speak with our management on several occasions prior to its investment decision.

Item 3.	Defaults by the Company upon its Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On September 19, 2006, Mr. Russ Preston submitted notice of his resignation as a member of our Board of Directors, effective immediately. The vacancy created on our Board of Directors will remain vacant until further notice. Mr. Preston’s resignation was not the result of any disagreement with the Company or its executive management.

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

10.3

Partnership Agreement between Stephen P. Diamond and Suzzanne Diamond and Huntington Telecommunication Partners LP dated November 7, 1994 (Incorporated by reference to the Exhibit 10.3 to Form SB-2 filed on January 11, 2002)

10.4

Purchase Agreement between Personal Communications Spectrum V and Western Telephone and Television dated December 31, 1995 (Incorporated by reference to Exhibit 10.5a to Form SB-2 filed on January 11, 2002)

10.5

Supply, Services and Management Agreement between Personal Communications Spectrum V and Competitive Communications Inc. dated 1996 (Incorporated by reference to Exhibit 10.5b to Form SB-2 filed on January 11, 2002)

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
10.18

Asset Purchase Agreement between Competitive Companies, Inc. and Voice, Video, and Data Services, Inc., dated June 30, 2006 (Incorporated by reference to Exhibit 10.18 to Form 8-K, filed on July 7, 2006)

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

Date: September 19, 2006