Form 10QSB
period 2006-09-30
COMPETITIVE COMPANIES INC
filed 2006-11-20
CIK 1161706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2006, was 51,232,050 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐	No ☒

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

Competitive Companies, Inc

Consolidated Balance Sheet

September 30, 2006
Assets
Current assets:
Cash	$3,714
Account receivable, net of allowance for
doubtful accounts of $89,769	80,220
Total current assets	83,934

Fixed assets, net	117,196

$201,130

Liabilities and Stockholders' (Deficit)
Current liabilities:
Accounts payable	$80,763
Accrued expenses & other liabilities	126,696
Customer deposits	31,303
Notes payable	265,444
Notes payable - related party	23,561
Total current liabilities	527,767

Stockholders' (deficit):
Preferred stock, $0.001 par value 10,000,000 shares authorized:
Class A convertible, no shares issued and
outstanding at September 30, 2006	-
Class B convertible, 1,495,436 shares issued and
outstanding at September 30, 2006	1,495
Class C convertible, 1,000,000 shares issued and
outstanding at September 30, 2006	1,000
Common stock, $0.001 par value, 100,000,000 shares
authorized, 51,232,050 shares issued and
outstanding at September 30, 2006	51,232
Additional paid-in capital	2,144,358
Accumulated (deficit)	(2,524,722)
(326,637)

$201,130

The accompanying notes are an integral part of these financials statements.

Competitive Companies, Inc

Consolidated Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005

Revenue	$ 163,694	$ 283,861	$ 763,889	$ 482,476
Cost of sales	77,690	279,938	577,293	515,277

Gross profit	86,004	3,923	186,596	(32,801)

Expenses:
General and administrative	35,387	348,923	213,221	1,503,144
Salaries and wages	55,244	-	282,427	-
Depreciation	(3,123)	-	16,442	-
Bad debt	5,796	-	18,341	-
Total operating expenses	93,303	348,923	530,431	1,503,144

Net operating (loss)	(7,300)	(345,000)	(343,835)	(1,535,945)

Other income (expenses):
Other income	2,994	-	6,555	-
Interest (expense)	(8,861)	-	(34,630)	-
Total other income (expense)	(5,867)	-	(28,075)	-

Net (loss)	$ (13,167)	$ (345,000)	$ (371,910)	$ (1,535,945)

Weighted average number of common shares outstanding – basic and fully diluted	51,100,311	48,485,100	51,270,139	40,072,300

Loss per share (basic and fully diluted)	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.03)

The accompanying notes are an integral part of these financials statements.

Competitive Companies, Inc

Consolidated Statements of Cash Flow

	For the nine months ended September 30,
	2006	2005
Cash flow from operating activities:
(Net loss)	$ (371,910)	$ (1,535,945)
Depreciation	16,442	32,090
Share-based compensation	62,500	778,000
Impairment of investment in Blakey Printing	-	109,536
Provision for bad debt	(13,851)	2,800
Adjustments to reconcile net (loss) to net cash provided by Operating activities:
Accounts receivable	29,161	93,022
Prepaid and other assets	(31,295)	-
Accounts payable	(339)	-
Accrued expenses	(16,198)	-
Customer deposits	(157)	-
Net cash (used) by operating activities	(325,647)	(520,497)

Cash flows from investing activities:
Purchase of fixed assets	(7,609)	-
Investment in potential acquisition	-	(109,536)
Net cash (used) by investing activities	(7,609)	(109,536)

Cash flows from financing activities:
Payment on leases	(11,447)	-
Payments on notes payable	(7,762)	(24,317)
Decrease in long term assets	-	-
Purchase of preferred stock	-	(40,000)
Proceeds from the sale of common stock	350,900	544,000
Net cash provided by financing activities	331,691	479,683

Net increase (decrease) in cash	(1,565)	(150,350)
Cash – beginning	5,279	163,256
Cash - ending	$ 3,714	$ 12,906

Supplemental disclosures:
Interest paid	$ 2,213	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financials statements

Competitive Companies, Inc

Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

The condensed consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2005 and notes thereto included in the Company's Form 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operation for the interim period are not necessarily indicative of annual results.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Note 2 – Asset sale

On June 30, 2006, the Company entered into an Asset Purchase Agreement with Voice, Video and Data Services, Inc. (“Buyer”), whereby the Company agrees to sell, convey, assign, transfer and deliver to the Buyer all of the assets and liabilities of its Kentucky division, including but not limited to the following: all existing inventory; telephone service contracts within the state of Kentucky; its rights under licensing agreements; vendor agreements; its office lease; all physical property located in Kentucky; and all of the outstanding liabilities attributed to the Kentucky operations in exchange for the cancellation of 1,400,000 shares of the Company’s par value common stock controlled by a principal of the Buyer. As of July 12, 2006, the Company has transferred assets valued at $175,000 and liabilities totaling $173,000 pursuant to the agreement. Additionally, the Buyer has escrowed with the Company 1,400,000 shares of the Company’s par value common stock as security for payment of the transferred liabilities. If the Buyer does not fully pay all such liabilities as of December 31, 2006 the escrowed shares shall be cancelled.

Note 3 – Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses from operations and are experiencing difficulty in generating sufficient cash flow to pay certain indebtedness. Accordingly, we are in default of payment of approximately $296,000 in debt obligations, the majority of our indebtedness. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

Note 4 – Property and Equipment

Property and equipment consist of the following:

	September 30,
	2006	2005

Telecommunication equipment and computers	$265,093	$428,471
Furniture & Fixtures	16,892	21,290
Vehicles	-	26,069
	281,985	475,830

Less accumulated depreciation	(164,789)	(316,441)
	$117,196	$159,389

Depreciation expense totaled $16,442 and $32,090 for the nine months ended September 30, 2006 and 2005, respectively.

Note 4 – Long Term Debt

Long-term debt consists of the following at September 30, 2006:

Note payable to Frontier Communications Services, Inc., in original amount of $124,025 bearing interest at 10% and requiring monthly principal and interest payments of $3,000. Frontier is currently in bankruptcy and the new creditor has not yet been assigned. We are in default on the payment of this note. This note matured on March 15, 2003; however, no monthly payments have been made since December 31, 2002. The note is secured by the telecommunications equipment purchased with the proceeds from the note. The balance at September 30, 2006 was $57,994

Note payable to GST, in original amount of $207,450 initially bearing interest at 10% with monthly interest payments of $1,729 through its maturity date of April 28, 2004. We are in default on the payment of this note. No monthly principal payments have been made. Pursuant to the terms of the note payable, effective on the maturity date of April 28, 2004, the interest rate was increased to a default rate of 15% per annum. The note has not been extended and we remain in default. In addition, we will be responsible for any costs that our creditor incurs to collect payment on the note. The note is secured by the telecommunications equipment purchased with the proceeds from the note. The balance at September 30, 2006 was $207,450 plus accrued interest of $82,263.

Unsecured note payable to a stockholder, in original amount of $56,276 bearing interest at 8%, with principal and interest due monthly in the amount of $683 through February 23, 2011. The principal balance of the loan at September 30, 2006 was $23,561.

Note 5 – Commitments

We lease our operating facility in Riverside California under a non-cancelable 4-year operating lease expiring November 15, 2006 at $2,923 per month.

Note 6 – Stockholders’ equity

Common stock

During the nine months ended September 30, 2006, the Company issued 3,245,500 shares of its common stock for cash totaling $324,550.

On July 12, 2006, the Company canceled 1,400,000 shares of its common stock pursuant to the asset sale agreement entered into on June 30, 2006.

On September 12, 2006, the Company issued 200,000 shares of its common stock in exchange for professional services valued at $50,000, the fair value of the underlying shares.

On September 12, 2006, the Company issued 50,000 shares of its common stock in exchange for legal services valued at $12,500, the fair value of the underlying shares.

During September 2006, the company authorized the issuance of 110,000 shares of its common stock at $0.10 per share pursuant to an equity private placement. As of September 30, 2006, the Company received cash totaling $11,000.

There have been no other issuances of common stock as of September 30, 2006.

Note 7 – Subsequent events

The Company has sold approximately 220,000 shares of its common stock to two accredited investors for cash totaling $22,000 pursuant to an private placement.

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

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	Our current deficiency in working capital;
•	Increased competitive pressures from existing competitors and new entrants;
•	Our ability to market our services to new subscribers;
•	Actual use of the Intellant antennas from Waylinks, Inc.
•	Uncertainties of the regulation regarding VoIP services;
•	Consumer acceptance of price plans and bundled offering of our services;
•	Ability to continue development of VoIP services;
•	Possibility that VoIP will not gain broader acceptance;
•	Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	Loss of customers or sales weakness;
•	Inability to achieve future sales levels or other operating results;
•	Key management or other unanticipated personnel changes; and
•	The unavailability of funds for capital expenditures.

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

On May 5, 2005, CCI merged with CA Networks, Inc. (“CAN”), which provided retail local and long distance telephone service and DSL Internet service in Kentucky. The company operated as “The Telephone Company” in Kentucky and had been providing retail service since November 2004. According to the terms of the Merger Agreement and Plan of Reorganization we agreed to issue to the shareholders of CAN 39,885,659 shares of common stock of CCI in exchange for 39,885,659 shares of common stock of CAN.

CCI is a Nevada corporation that acts as a holding company for its operating subsidiaries, Competitive Communications, Inc. (“Competitive Communications”), which is an approved and regulated local and long distance telephone company in California, Mississippi and Kentucky, and CCI Residential Services Inc. (“CCI Residential”), which is a non-regulated telephone company providing local and long distance telephone service, high-speed Internet and cable television service to large apartment complexes in California, Alabama, and Mississippi. Until the end of the second quarter we had also operated The Telephone Company, which was an approved and regulated local and long distance company operating in Kentucky.

CURRENT OPERATIONS

On June 30, 2006, we entered into an Asset Purchase Agreement with Voice, Video, and Data Services, Inc. (“VVDS”), a Wyoming corporation, wherein we agreed to sell the assets of The Telephone Company to VVDS. We sold to VVDS all the assets of The Telephone Company, which included but were not limited to: all existing inventory; contracts to sell telephone services in Kentucky; its rights under licenses and agreements; its vendor agreements; its office lease and physical property located in Kentucky; its copyrights, trademarks and tradenames; all regulatory rights and filings, all advertising and promotional material, and any names and addresses of The Telephone Company’s customers. Additionally, VVDS agreed to assume any and all outstanding liabilities of The Telephone Company.

As consideration for the sale, VVDS agreed to deliver 1,400,000 shares of our unregistered common stock, currently held by Mr. Russ Preston, who is the President of VVDS as well as one of our former directors. We agreed to cancel the shares upon closing of the agreement. Furthermore, Mr. Preston agreed to deliver to us an additional 1,400,000 shares of our unregistered common stock, currently held in his name, to act as collateral for the payment of all outstanding liabilities assumed under the agreement. It was agreed these additional shares may be cancelled if VVDS does not pay off all outstanding liabilities on or before December 31, 2006.

As of the beginning of the third quarter, CCI no longer has operations within Kentucky and has focused on continuing its operations of providing telecommunications services to California, Alabama, and Mississippi. The telecommunications products and services provided by the company and its subsidiaries include local telephone services, domestic and international long distance services, and enhanced voice, data and Internet services, primarily to residents of apartment complexes, retail businesses and residential users. We operate in both a regulated and non-regulated environment. Our subsidiary, Competitive Communications, is regulated whereas our subsidiary, CCI Residential, is unregulated.

Recent developments in our industry, such as court decisions concerning access fees, increase use of cell phones by apartment dwellers and the like, have caused us to reevaluate our business plan. We have decided to focus on improving our VoIP services (Voice over Internet Protocol), which we conducted initial tests of at the end of the first quarter of 2006. On May 1, 2006, we launched the VoIP to existing customers at a complex in San Ramon, California. However, we had to abandon this service in the beginning of August 2006 because our supplier experienced too many difficulties with the equipment and implementation of the VoIP system requirements such as 911 services, conferencing, etc. Due to the carrier difficulties and the lack of funds to address this problems, we had to push back our intention to convert all other existing customers to VoIP. Additional funds will be needed to upgrade and alleviate the difficulties experienced by our supplier. We anticipate though as CCI bundles its services, DSL and cable television margins will increase due to fixed cost expenses associated with those services.

During the third quarter, we also announced our intention to lease the first 20,000 Intellant antennas from Waylinks, Inc, which is expected to be available for deployment in early 2007. Waylinks; patented antennas are wire replacement antenna that have the capacity to transmit bandwidth at a very high speed, which will help reduce costs of the “The Last Mile”. The Last Mile or final delivery of services has in the past always been one of the most costly parts of the telecom industry. Hopefully, the Waylinks antenna will allow us to deliver VoIP phone service, high definition television service and internet service at a reduced cost. We hope that the Intellant antennas will allow from (POP) point of presence and allow us to expand the bulk of our services beyond apartment complexes.

Results of Operations for the Three Months Ended September 30, 2006 and 2005.

The following tables summarize selected items from the statement of operations for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

INCOME:

	The Three Months Ended September 30,		Increase / (Decrease)
	2006	2005	$	%
Revenues	$ 163,694	$ 283,861	$ (120,167)	(42%)

Cost of Sales	77,690	279,938	(202,248)	(72%)

Gross Profit	86,004	3,923	82,081	2,092%

Gross Profit Percentage of Revenue	53%	1%		51%

Revenues

Revenues for the three months ended September 30, 2006 were $163,694 compared to revenues of $283,861 in the three months ended September 30, 2005. This resulted in a decrease in revenues of $120,167, or 42%, from the same period one year ago. The primary reason for this decrease in revenues was due to the recent sale of our Kentucky operations. We have eliminated some sources of revenue but felt it was necessary to better manage our operations.

Cost of sales / Gross profit percentage of revenue

Cost of sales for the three months ended September 30, 2006 was $77,690, a decrease of $202,248, or 72%, from $279,938 for the same period ended September 30, 2005. We experienced a decrease in cost of sales due to our decision to continually to manage and reduce cost, where applicable. Additionally, we had a reduction in costs associated with our previous Kentucky operations.

Gross profit as a percentage of revenue increased from 1% for the three months ended September 30, 2005 to 53% for the three months ended September 30, 2006. Although our top line of revenues decreased, our gross profit increased as a result of better managing our cost of sales and with the sale of the Kentucky operations.

EXPENSES:

	The Three Months Ended September 30,		Increase / (Decrease)
	2006	2005	$	%
General and Administrative expenses	$ 35,387	$ 348,923	$ (313,536)	(90%)
Salaries and Wages	55,244	-	55,244	-
Depreciation	(3,123)	-	(3,123)	-
Bad Debt	5,796	-	5,796	-
Net Operating (Loss)	$ (7,300)	$ (345,000)	$ (337,700)	(98%)

General and Administrative expenses

General and administrative expenses were $35,387 for the three months ended September 30, 2006 versus $348,923 for the three months ended September 30, 2005, which resulted in a decrease of $313,536 or 90%. The general and administrative expenses in 2005 were as a result of the merger with CA Networks and had higher than usual expenses for professional services.

Salaries and Wages

Salary and wage expenses were $55,244 for the three months ended September 30, 2006 versus no salaries and wages expenses for the three months ended September 30, 2005. Since our merger with CA Networks in 2005, we have needed to increase our personnel to continue to expand our operations and prepare for our entry into the VoIP field.

Depreciation

Depreciation expenses were a negative $3,123 for the three months ended September 30, 2006 versus $0 for the three months ended September 30, 2005. We experienced a negative depreciation amount because it was an adjustment in conjunction with the sale of our Kentucky assets.

Net Operating (Loss)

The net operating loss for the three months ended September 30, 2006 was $7,300, versus a net operating loss of $345,000 for the three months ended September 30, 2005. We were able to reduce our net loss by 337,700 or 98%. This decrease in net loss is primarily attributable to the substantial reduction in our general and administrative expenses and the increase in gross profit with the sale of the Kentucky operations.

Results of Operations for the Nine Months Ended September 30, 2006 and 2005.

The following tables summarize selected items from the statement of operations for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

INCOME:

	The Nine Months Ended September 30,		Increase / (Decrease)
	2006	2005	$	%
Revenues	$ 763,889	$ 482,476	$ 281,413	58%

Cost of Sales	577,293	515,277	62,016	12%

Gross Profit (Loss)	186,596	(32,801)	219,397	-

Gross Profit Percentage of Revenue	24%	(7%)		31%

Revenues

Revenues for the nine months ended September 30, 2006 were $763,889 compared to revenues of $482,476 in the nine months ended September 30, 2005. This resulted in an increase in revenues of $281,413, or 58%, from the same period one year ago. During the first half of 2006, we had operations generating revenues in Kentucky; however, as of June 30, 2006, we sold this part of the business. Overall for the nine months ended September 30, 2006, we were able to increase our revenues as a result of continually comparing and analyzing our competition in our areas of operation and the readjustment of our prices. As a result we made adjustments to our installation costs of phone, cable, and internet prices as well as the fees we impose.

Cost of sales / Gross profit percentage of revenue

Cost of sales for the nine months ended September 30, 2006 was $577,293, an increase of $62,016, or 12%, from $515,277 for the same period ended September 30, 2005.

Gross profit as a percentage of revenue increased from a gross profit loss of 7% for the nine months ended September 30, 2005 to a positive 24% for the nine months ended September 30, 2006. We were able to maintain a positive gross profit percentage from our operations over the period of nine months because our increases in revenue exceeding our percentage increase in cost of sales. As mentioned above, we have been a strong effort to manage and reduce our cost of sales.

EXPENSES:

	The Nine Months Ended June 30,		Increase / (Decrease)
	2006	2005	$	%
General and Administrative expenses	$ 213,221	$ 1,503,144	$ (1,289,923)	(86%)

Salaries and Wages	282,427	-	282,427	-

Depreciation	16,442	-	16,442	-

Bad Debt	18,341	-	18,341	-

Net Operating (Loss)	$ (343,835)	$ (1,535,945)	$ (1,192,110)	(78%)

General and Administrative expenses

General and administrative expenses were $213,221 for the nine months ended September 30, 2006 versus $1,503,144 for the nine months ended June 30, 2005, which resulted in a decrease of $1,289,923 or 86%. As mentioned above, we experienced higher general and administrative expenses during 2005 as a result of the merger with CA Networks and higher than usual expenses for professional services.

Salaries and Wages

Salary and wage expenses were $282,427 for the nine months ended September 30, 2006 versus no salaries for the nine months ended September 30, 2005. This resulted in an increase over the same period in 2005. We incurred salary and wage expenses for the first time as we expanded our operations.

Depreciation

Depreciation expenses were $16,442 for the nine months ended September 30, 2006 versus $0 for the nine months ended September 30, 2005. This resulted in an increase from the same period in 2005. Our increase is due to fixed assets acquired during the CA Networks merger.

Net Operating (Loss)

The net operating loss for the nine months ended September 30, 2006 was $343,835, versus a net operating loss of $1,535,945 for the nine months ended September 30, 2005, a decrease in net loss of $1,192,110. The primary reason for our large decrease in net operating loss was our large reduction of general and administrative expenses compared to the same period in 2005 and in conjunction with the sale of the Kentucky part of the business.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at September 30, 2006 compared to December 31, 2005.

	September 30, 2006	December 31, 2005	Increase / (Decrease)
			$	%

Current Assets	$ 83,934	$ 120,906	$ (36,972)	(31%)

Current Liabilities	$ 527,767	$ 663,654	$ (135,887)	(20%)

Working (Deficit)	$ (443,833)	$ (542,748)	$ (98,915)	(18%)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. As of September 30, 2006, we had current assets of $83,934 and current liabilities of $527,767, which resulted in a working capital deficit of $443,833.

We have incurred losses since inception and may incur future losses. We are in default on multiple debt obligations and our poor financial condition raises substantial doubt about our ability to continue as a going concern. We are in default on a $207,450 note payable to GST due April 28, 2004. The note is secured by the telecommunications equipment purchased with the proceeds from the note. GST has filed for bankruptcy and is winding up its business affairs and a new creditor has not been assigned.

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

Our future capital requirements will depend on many factors, including the expansion of our VoIP services; actual usage of Waylinks’ antennas; the cost and availability of third-party financing for development; and administrative and legal expenses. Should we not be able to secure additional financing when needed, we may be required to slow down or suspend our growth or reduce the scope of our current operations, any of which would have a material adverse effect on our business.

We anticipate that we will incur operating losses in the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, expand our customer base, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses from operations and are experiencing difficulty in generating sufficient cash flow to pay certain indebtedness. Accordingly, we are in default of payment of approximately $296,000 in debt obligations, the majority of our indebtedness. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

Our net operating losses for the three months ended September 30, 2006 totaled $7,300. As of September 30, 2006, we had a stockholders’ deficit of $2,524,722 and only had $3,714 in cash available to finance our operations and a working capital deficit of $443,833.

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

We will require additional funds to expand our operations. We anticipate that we will require up to approximately $500,000 to fund our continued operations for the next twelve months, depending on revenue from operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing stockholders.

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

The telecommunications industry is subject to rapid changes in technology and we may not be able to predict those changes as they relate to our services. Additionally, we are still in the experimental stages of our VoIP services, which is does not have developed and accepted standards. We anticipate new technologies may emerge in this industry and we will be required to compete or differentiate our services. We must adapt by continuing to improve and expand our services and also develop new technologies as our customers’ needs grow. Any changes in the industry or technologies may require additional capital to allow for us to remain competitive.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, NASD has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board. Currently, our last two quarterly reports were considered late as we were unable to meet the filing grace period as defined under Rule 12b-25. Therefore, we must not have two more late filings within the next two years or we will be in jeopardy of being dequoted from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Because our common stock is deemed a low-priced “Penny” Stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment of our common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

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

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Competitive Companies; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Competitive Companies are being made only in accordance with authorizations of management and directors of Competitive Companies, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Competitive Companies’ assets that could have a material effect on the financial statements.

We have a limited number of personnel that are required to perform various roles and duties. Furthermore, we have one individual, our CEO, who is responsible for monitoring and ensuring compliance with our internal control procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. We conducted an evaluation, with the participation of Henri Hornby, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon his evaluation, Mr. Hornby concluded that as of September 30, 2006, our disclosure controls and procedures were effective at the reasonable assurance level.

It should be noted, however, that no matter how well designed and operated, a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems (including faulty judgments in decision making or breakdowns resulting from simple errors or mistakes), there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Additionally, controls can be circumvented by individual acts, collusion or by management override of the controls in place.

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

Item 2. Changes in Securities

Recent Sales of Unregistered Securities

On July 12, 2006, we cancelled 1,400,000 shares of our common stock pursuant to the June 30, 2006 Asset Purchase Agreement.

During the quarter ended September 30, 2006 we began an equity private placement, whereby we have agreed to issue shares of common stock at $0.10 per share. On September 21,

2006, we authorized the issuance of 60,000 shares of our restricted common stock to Michael Schmidt and on September 25, 2006, we authorized the issuance of 50,000 shares of our restricted common stock to Commodore Management LLC pursuant to this private placement. We have not closed this placement and have not issued the shares. We believe that the sale of the shares was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The shares were sold directly by us to accredited investors and did not involve a public offering or general solicitation. The purchasers of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the purchasers, immediately prior to selling the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The purchasers had the opportunity to speak with our management on several occasions prior to their investment decision.

Issuances of Securities Registered Pursuant to Form S-8

On September 13, 2006, we authorized a total of 250,000 shares of our common stock to Stoecklein Law Group and Opus Pointe (50,000 and 200,000, respectively) as compensation for services provided. Additionally, we agreed to file a Registration Statement on Form S-8 registering these shares, which was filed on November 3, 2006.

Subsequent Sales of Unregistered Securities

Subsequent to the quarter ended September 30, 2006, we have continued conducting the private placement of equity shares at $0.10 per share as described above. At the time of this filing we have sold approximately 220,000 shares to 2 accredited investors for approximate proceeds of $22,000. We have not closed this placement and have not yet issued the shares. We believe that the sale of the shares was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The shares were sold directly by us to accredited investors and did not involve a public offering or general solicitation. The purchasers of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the purchasers, immediately prior to selling the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The purchasers had the opportunity to speak with our management on several occasions prior to their investment decision.

Item 3.	Defaults by the Company upon its Senior Securities

We have a note payable to Frontier Communications Services, Inc., with an original amount of $124,025 bearing interest at 10% and requiring monthly principal and interest payments of $3,000. Frontier is currently in bankruptcy and the new creditor has not yet been assigned. We are in default on the payment of this note. This note matured on March 15, 2003; however, no monthly payments have been made since December 31, 2002. The note is secured by the telecommunications equipment purchased with the proceeds from the note. The balance at September 30, 2006 was $57,994

We have a note payable to GST, in original amount of $207,450 initially bearing interest at 10% with monthly interest payments of $1,729 through its maturity date of April 28, 2004. We are in default on the payment of this note. No monthly principal payments have been made. Pursuant to the terms of the note payable, effective on the maturity date of April 28, 2004, the interest rate was increased to a default rate of 15% per annum. The note has not been extended and we remain in default. In addition, we will be responsible for any costs that our creditor incurs to collect payment on the note. The note is secured by the telecommunications equipment purchased with the proceeds from the note. The balance at September 30, 2006 was $207,450 plus accrued interest of $82,263.

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

On October 16, 2006, we issued a press release discussing our intention to change delivery services with the Waylinks antennas. The press release is attached hereto as Exhibit 99.

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

31*	Certification of Henri Hornby pursuant to Section 302 of the Sarbanes-Oxley Act
32*	Certification of Henri Hornby pursuant to Section 906 of the Sarbanes-Oxley Act
99*	Competitive Companies, Inc. Changing Delivery System Press Release, dated October 16, 2006

_____

*	Filed herewith

Reports on Form 8-K

Form 8-K filed on July 07, 2006; Items 1.01 and 9.01

Form 8-K filed on July 20, 2006; Items 4.01 and 9.01

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPETITIVE COMPANIES, INC.

(Registrant)

By:/s/ Henri Hornby
Henri Hornby, Chief Executive Officer

(Principal Financial Officer and

Principal Accounting Officer)

Date: November 20, 2006