Form 10KSB
period 2006-12-31
COMPETITIVE COMPANIES INC
filed 2007-04-03
CIK 1161706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer’s revenues for its most recent fiscal year ended December 31, 2006. $1,013,817.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of March 30, 2007, was $7,829,558 based on a share value of $0.15.

The number of shares of Common Stock, $0.001 par value, outstanding on March 30, 2007 was 52,197,050 shares.

Transitional Small Business Disclosure Format (check one):  Yes[ ] No [X]

COMPETITIVE COMPANIES, INC.

FOR THE FISCAL YEAR ENDED

December 31, 2006

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

In this form 10-KSB references to “CCI”, “the Company”, “we,” “us,” and “our” refer to COMPTETIVE COMPANIES, INC. and its wholly owned subsidiaries COMPETITIVE COMMUNICATIONS, INC. and CCI RESIDENTIAL SERVICES, INC.

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

Recent developments in our industry, such as court decisions concerning access fees, increase use of cell phones by apartment dwellers and the like, have caused us to reevaluate our business plan. We have decided to focus on improving our VoIP services (Voice over Internet Protocol), which we conducted initial tests of at the end of the first quarter of 2006. On May 1, 2006, we launched the VoIP to existing customers at a complex in San Ramon, California. However, we had to abandon this service in the beginning of August 2006 because our supplier experienced too many difficulties with the equipment and implementation of the VoIP system requirements such as 911 services, conferencing, etc. Due to the carrier difficulties and the lack of funds to address these problems, we had to push back our intention to convert all other existing customers to VoIP. Additional funds will be needed to upgrade and alleviate the difficulties experienced by our supplier. We anticipate though as CCI bundles its services, DSL and cable television margins will increase due to fixed cost expenses associated with those services.

During the third quarter, we also announced our intention to lease the first 20,000 Intellant antennas from Waylinks, Inc, which is expected to be available for deployment in early 2007. Waylinks patented antennas are wire replacement antennas that have the capacity to transmit bandwidth at a very high speed, which will help reduce costs of the “The Last Mile”. The Last Mile or final delivery of services has in the past always been one of the most costly parts of the telecom industry. Hopefully, the Waylinks antenna will allow us to deliver VoIP phone service, high definition television service and high-speed internet service at a reduced cost to consumers in apartment complexes and those who reside in the surrounding areas using the existing apartment complexes as a point of presence (POP).

For the years ended December 31, 2006 and 2005, we incurred net losses of $179,723 and $1,966,556, respectively.  Our accumulated deficit at the end of December 31, 2006 was $2,332,535.    These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.  See Note 2 to the accompanying financial statements for a discussion of management’s plans for the next twelve months.

To financing continuing operations, in February 2007, CCI issued 1,450,000 shares of its $.001 par value common stock at a price of $0.10 per share in a private placement offering to accredited investors for aggregate gross cash proceeds of $145,000.

(b) Our Business

CCI is a Nevada corporation that is now trading publicly and is essentially a holding company for its operating subsidiaries, Competitive Communications, Inc. (“Competitive Communications”) is an approved and regulated local and long distance telephone companies in California, Alabama, and Mississippi, and CCI Residential Services Inc. (“CCI Residential”), which is a non-regulated telephone company providing local and long distance telephone service, high-speed Internet and cable television service to large apartment complexes in California, Alabama, and Mississippi.

CCI has developed its own operating service system known as Hartline System that provides the back office needs for provisioning, customer service and billing for its customers.  Since the provisioning of retail customers is so different than the provisioning of apartment complex customers, there is no other known system in the market that combines the requirements of the two different market needs.

CCI provides telecommunications services primarily to residents of apartment complexes, retail businesses and residential users, in primary and secondary metropolitan areas of California, Alabama, and Mississippi.  The telecommunications products and services provided by the company and its subsidiaries include local telephone services, domestic and international long distance services, and enhanced voice, data and Internet services.

Principal Products and Services

Under the Telecommunications Act of 1996, CCI’s regulated subsidiary, Competitive Communications, receives significantly discounted prices from the existing or traditional local phone companies and long distance carriers, thereby reducing their costs.  As regulated telecommunications providers, the companies are required to negotiate agreements for resale services from the local exchange carriers, to file telephone rate tariffs with state public utilities commissions, and are subject to the state public utilities commission rules regarding telecommunications carriers.  The companies are currently approved as operating telephone companies in California, Alabama, and Mississippi and operate as approved public utilities by each state’s Public Service Commissions.  Competitive Communications has completed wholesale interconnect agreements with SBC, now known as “AT&T”, Verizon, BellSouth, CenturyTel and QWEST.  These agreements allow us to purchase wholesale local and long distance telephone service and nationwide Internet service at discounted prices and resell those services at retail rates to businesses and residential users.

The subsidiary, CCI Residential, operates under shared tenant services provisions within each state and is a non-regulated company.  As such, it is not required to file tariffs with state public utilities commissions and does not have to comply with commission rules regarding local exchange carriers, thus legally avoiding the more onerous rate filing requirements of the regulated subsidiaries and other regulated carriers.  CCI Residential can sign individual agreements with property owners allowing for payments to the property owner a portion of the revenue the subsidiary receives from apartment complex residents on the owner’s property.  As a shared tenant service provider, CCI Residential is required by each state’s public utilities commission to provide regulated carriers with equal access to the apartment complexes it services. CCI Residential accounts for approximately 99 percent of CCI’s consolidated revenue through an oral agreement whereby CCI sells services from Competitive Communications, the regulated subsidiary, through the unregulated subsidiary, CCI Residential.

The remaining percentage of CCI’s revenue is a result of direct sales to other residential and business customers.  It is anticipated that the direct sales percentage of Competitive Communications will increase considerably in the future as residential and business customer bases are increased and as CCI expands its services to consumers surrounding the apartment complexes selling VoIP (Voice –over-Internet-Protocol), high-speed Internet and video services. This move will significantly reduce CCI’s costs for services that are now purchased from the incumbent local telephone companies.

Competitive Communications, Inc.

This subsidiary offers the following services in most of their markets:  local and long distance telephone services, toll-free or 800 service, and dedicated Internet and DSL services to business and non-apartment complex residential customers.

To offer these services, Competitive Communications must secure certification from a state regulator and typically must file rates or price lists for the services that it will offer.  The certification process varies from state to state; however, the fundamental requirements are largely the same.  State regulators require new entrants to demonstrate that they have secured adequate financial resources to establish and maintain good customer service.  New entrants must show that they possess the knowledge and ability required to establish and operate a telecommunications network.   CCI currently has all necessary agreements in place in California, and Mississippi.

Services are sold as bundled or unbundled, depending on the customer’s preference. Presently, services are sold directly to business and residential customers.  Competitive Communications also sells services to CCI Residential, which then sells these services to apartment residents under shared tenant services provisions.  Most of Competitive Communications’ direct sales to business and residential customers result from direct solicitation, Yellow Pages advertising, referrals from other customers, and conversion of customers who leave apartment complexes serviced by CCI Residential.   In the future, CCI plans to add commissioned sales agents to target small- to medium-sized businesses and residential customers.  Initially, these agents will be added in California.  It is anticipated that the small- to medium-sized businesses will provide better gross margins than the residential market since business customers normally make more long distance calls, create less bad debt than residential customers, and are more apt to subscribe to high-speed Internet services. Presently, approximately 99 percent of Competitive Communications’ sales are due to CCI Residential, and the remaining percentage is from direct sales of telephone and Internet services to retail residential and business customers.

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

When tenants move into an apartment complex serviced by CCI Residential, the leasing agent informs them that the complex has a private telephone service provider and a private cable television provider (in those locations where CCI provides the cable television service).  Tenants must contact CCI Residential in order to activate their telephone and cable television service.  Those tenants who prefer to receive service from the local telephone company instead may do so.  However, their telephone line must be cross-connected from CCI Residential to the local telephone company.  This may take the telephone company from a few days to two weeks to accomplish and will cost the tenant for the work.   The telephone service for those tenants who select CCI Residential for their service, in most cases, will be activated while they are still on the line placing their orders.  On average, more than 39% of tenants decide to use CCI Residential telephone service.  Those who do not use the CCI Residential can select a local carrier, use their cell phones only, or choose not to have any telephone service.  Over 62 of tenants use CCI Residential provided cable television service at those complexes where CCI Residential offers the service.  Those who do not use CCI Residential either use satellite television dishes for service or do not have television service at all.  Approximately 34 of tenants use DSL Internet service provided by CCI Residential.  Presently, approximately 49 percent of the CCI Residential revenue is from telephone-related service, approximately 33 percent is from cable television service, and approximately 18 percent is from Internet service to tenants of apartment complexes serviced by the company.  It is anticipated that the percentage of revenues from Internet services will increase in the future as the company expands its Internet service offering to additional complexes serviced and as market penetration increases.

As CCI Residential purchases its services from Competitive Communications, CCI Residential does not need or have the same service agreements required of Competitive Communications.

Long Distance Services

The company offers a full range of domestic and international long distance services. These services include “1+” outbound calling and inbound toll free service.

Competitive Communications, Inc. has negotiated an agreement with QWEST Communications for volume discounts for long distance resale.  Prior to signing with QWEST, the company had long distance service providers that were more expensive than QWEST and provided very poor service.  Periodically the company reviews proposals from other long distance providers to ensure that it is receiving the best possible rates.  Should better rates with comparable service be found, a request revision of the QWEST agreement would be requested or the more cost effective provider would be selected and transition made to the new provider.

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

Competitive Companies began testing wireless Internet service in the summer of 2006.  VoIP service will be added to the wireless service and will allow the company to offer complete local and long distance telephone service along with the Internet service.  This complete service is projected to compete with the incumbent local telephone companies in more rural areas (those cities and towns with populations of less than 30,000) as a lower-cost alternative for telecommunications services.

While many companies in the telecommunications industry are looking to provide these services, the cost of equipment at the user’s home or business is often prohibitive, taking up to five years to recoup the cost of the equipment alone.  CCI has an agreement with an independent company that develops equipment to send and receive voice, video, and data signaling.  CCI anticipates renting the equipment at a cost of $10 per month per subscriber, making it financially feasible to aggressively pursue these rural markets with wireless services.

While there are a number of municipalities that want to set up wireless services for their cities, the large telephone and cable TV companies are attempting to block the ability of municipalities to offer the services as they compete directly with private enterprise.  Legal action is taking place in several areas to prohibit this competition.  CCI has developed a program that works with municipalities to provide wireless services to their population and generates a residual income for the city.  CCI is currently negotiating with several other cities. The company expects this program to spread throughout the southeastern and mid-western states very quickly.

Voice-over-Internet Protocol

VoIP uses the traditional technology of sending data packets over the Internet to transmit voice, through the compression of voice into data packets which are transmitted over data networks.  Instead of establishing a specific connection between two devices and sending a message in “one piece”, VoIP separates the message into smaller fragments called packets.  These packets are transmitted separately over a decentralized network and upon reaching its final destination, are reassembled into the original message.

With continued competitive pressure from the use of cellular telephones and bundled services from the major carriers, CCI’s challenge is to improve the VoIP project timeline.  CCI  tested the VoIP services in 2006 at its office in Riverside, California, and at various apartment complexes in California.  Several different carriers and gateway devices were tested and CCI has decided on the carrier and equipment they planned to use in the future.

CCI began its launch of the VoIP to existing customers on May 1, 2006, at a complex in San Ramon, California.  However, CCI had to abandon this service in the beginning of August 2006 because our supplier experienced too many difficulties with the equipment and implementation of the VoIP system requirements such as 911 services, conferencing, etc. Due to the carrier difficulties and the lack of funds to address these problems, we had to push back our intention to convert all other existing customers to VoIP. Additional funds will be needed to upgrade and alleviate the difficulties experienced by our supplier. We anticipate though as CCI bundles its services, DSL and cable television margins will increase due to fixed cost expenses associated with those services.

Competition and Market Overview

The telecommunications industry is highly competitive. CCI believes that the principal competitive factors affecting its business will be pricing levels and clear pricing policies, customer service, and the variety of services offered.  Its ability to compete effectively will depend upon its continued ability to maintain high-quality, market-driven services at prices generally equal to or below those charged by competitors. To maintain its competitive posture, CCI believes that it must be in a position to reduce its prices in order to meet reductions in rates, if any, by others.  Any such reductions could reduce revenues.  Many of CCI’s current and potential competitors have financial, personnel, and other resources, including brand name recognition as well as other competitive advantages.

CCI competes principally with traditional local phone companies serving an area, such as SBC (AT&T), BellSouth, and Verizon.  While these types of providers have name recognition, CCI has the ability to offer lower pricing and bundled packages of services with one bill and one point of contact.

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

Voice-over-Internet Protocol

VoIP services first emerged in the mid 1990s but were not typically used for transmitting voice signals due to the potential for data packets to be delayed or lost, preventing a real-time transmission and possibly resulting in poor sound quality.   Due to these factors, VoIP did not receive a positive response early on and most consumers were not attracted to the idea of VoIP.  However, as bandwidth increased and improvements in the packet technology occurred, the quality and reliability of VoIP was enhanced.

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

Personnel

As of December 31, 2006, we had 8 full-time staff of which 2 are management, 1 is technical and 5 are administrative.  Pending capital funding and growth, we may experience a significant change in the number of full time employees over the next 12 months.  We intend to use the services of independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses. Currently, there exist no organized labor agreements or union agreements between us and our employees.  We believe that our relations with our employees are good.

ITEM 2.

DESCRIPTION OF PROPERTY

Our corporate headquarters are in Riverside, California, where we lease approximately 2,500 square feet of office and warehouse space for approximately $2,400 per month.  The lease expires December 14, 2011. In addition to our headquarters, we generally are provided minimal space at no charge, from 100 to 200 square feet, for our telecommunications equipment at each of the apartment complexes where we have systems installed. Our offices are in good condition and are sufficient to conduct our operations.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fiscal year ended December 31, 2006.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

Our common stock has been quoted on the NASD Over the Counter Bulletin Board under the trading symbol “CCOP” from March 8, 2006 until present.  The high and low closing prices of our common stock for the periods indicated are set forth below.  These closing prices do not reflect retail mark-up, markdown or commissions.

2005	High	Low
First Quarter	$ n/a	$ n/a
Second Quarter	$ n/a	$ n/a
Third Quarter	$ n/a	$ n/a
Fourth Quarter	$ n/a	$ n/a

2006	High	Low
First Quarter	$1.05	$0.25
Second Quarter	$0.95	$0.10
Third Quarter	$0.28	$0.05
Fourth Quarter	$0.45	$0.05

(b) Holders of Common Stock

As of March 30, 2007, there were approximately 497 holders of record of CCI’s 52,197,050 outstanding shares of common stock.

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

Class B convertible preferred stock

We have reserved for issuance 1,495,436 shares of Class B convertible preferred stock entitling persons owning the Class B shares to convert the Class B shares into shares of our common stock based upon the opening bid and ask price of our common stock when we commenced trading on the over the counter bulletin board (“OTCBB”). The conversion formula was based upon the following formula:

1 - the fraction (average of opening bid and ask price on the OTCBB/$3.00)

Divided by

the fraction: [average of opening bid and ask price on the OTCBB/$3.00]

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

On March 8, 2006, our common stock began trading on the OTCBB. The average bid/ask opening price was $1.25 per share. Therefore, we have reserved for issuance approximately 2,063,702 shares (subject to increase based upon the rounding of fractional shares) of our common stock for conversion of the Class B convertible preferred shares. There are no plans to convert the Class B preferred shares at this time.. Any fractional shares shall be rounded up to the next whole share.

Class C convertible preferred stock

We have reserved for issuance 1,000,000 shares of Class C convertible preferred stock entitling persons owning the Class C shares to convert the Class C shares into shares of our common stock based upon the average closing bid price of our common stock for the first five business day period following our approval of trading on the OTCBB. The conversion formula was based upon the following:

If the average of the closing bid price for the common stock for first five business day period immediately following the closing of the reorganization agreement during which the common stock is qualified for quotation on the OTCBB is less than $3.00 per share, the number of shares of common stock to be issued upon conversion of the Class C preferred stock shall be the product obtained by multiplying the following conversion ratio by the 1,000,000 shares of Class C preferred stock held by Huntington Partners. The conversion ratio shall be one minus the adjusted price divided by the adjusted price. The adjusted price shall be determined by dividing the closing bid price for the common stock for first five business day period immediately following the closing of the reorganization agreement during which the common stock is qualified for quotation on the over the counter bulletin board by $3.00. For purposes of determining the closing bid price for the common stock for first five business day period immediately following the closing of the reorganization agreement during which the common stock is qualified for quotation on the over the counter bulletin board, purchases of our common stock by us or our affiliates or persons controlled by us or our affiliates shall be disregarded. In addition, if trades have not been executed on at least three of those five days, the adjustment period shall be extended until our common stock shall have been traded on at least three days, and the average closing bid price for those three trading days shall be the price used in the formula.

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

On March 8, 2006, our common stock began trading on the OTCBB. The five day average closing bid price was approximately $1.25 per share. Therefore, we have reserved for issuance 1,380,000 shares of our common stock for conversion of the Class C convertible preferred shares. There are no plans to convert Class C preferred shares at this time.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

CCI’s Employee Stock Incentive Plan, adopted on December 2, 2005, an aggregate of 10,000,000 shares of common stock are reserved for issuance. This plan is intended to encourage directors, officers, employees and consultants to acquire ownership of CCI’s common stock. The opportunity is intended to foster in participants a strong incentive to put forth maximum effort for the Company’s continued success and growth, to aid in retaining individuals who put forth such effort, and to assist in attracting the best available individuals to CCI in the future. During the year ended December 31, 2005, we cancelled 3,435,000 options which were previously outstanding as of December 31, 2004 and adopted our 2005 Stock Option Plan.  The stock option plan was adopted by our board of directors and has not been approved by our stockholders. As of December 31, 2006, 10,000,000 shares remain available for issuance under this stock option plan.

Recent Sales of Unregistered Securities

During the fourth quarter of 2006, we issued and sold a total of 490,000 shares of common stock to 8 individual investors for a total purchase price of $49,000, all of which was paid in cash. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

On November 28, 2005, we issued a total of 375,000 shares of common stock (total value of $37,500) to an individual as compensation for consulting services.  All shares were valued at $0.10 per share.  We believe that the issuance of all the shares described above was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipient had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

During the first quarter of 2007 we issued an aggregate of 1,450,000 shares of our common stock to a group of 12 accredited investors, at $0.10 per share, for total gross proceeds of $145,000, pursuant to the exemption provided by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.  The shares were offered solely to accredited investors, no form of general advertising was used, all investors took the shares as an investment and not with the intent to distribute and all shares were issued with a restrictive legend thereon.  There were no commissions paid on the issuance and sale of the shares.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULT OF OPERATIONS.

CURRENT OPERATIONS

CCI, Competitive Communications and CCI Residential Services (collectively referred to as the “Company”) provide telephone, cable television, long distance/inter - exchange, and dial up and high-speed Internet connections and e-mail services, mainly to customers who live in multi-tenant residential buildings. The Company’s operations are located in Riverside, California and substantially all of its customers are California residents with a smaller percentage residing in Alabama and Mississippi.

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

We provide telecommunications services primarily to residents of apartment complexes, and other users, including business and residential, in primary and secondary metropolitan areas in California, Alabama, and Mississippi. We offer a set of telecommunications products and services including local telephone services, domestic and international long distance services and enhanced voice, data and internet services.  We generally price our services at a discount of 5% to 10% below the prices charged by traditional local phone companies.  As of the date of this filing, we are operational in 8 apartment complexes in California, Mississippi, and Alabama and use 6 of our own telephone switches.

OVERVIEW AND OUTLOOK

Recent developments in our industry, such as court decisions concerning access fees, increase use of cell phones by apartment dwellers and the like, have caused us to reevaluate our business plan.  We have decided to focus on improving our VoIP (Voice over Internet Protocol) services by moving up our testing and implementation to the end of the second quarter of 2007.  We began the launch of the VoIP to existing customers in the on May 1, 2006 at a complex in San Ramon, California.  However, CCI had to abandon this service in the beginning of August 2006 because our supplier experienced too many difficulties with the equipment and implementation of the VoIP system requirements such as 911 services, conferencing, etc. Due to the carrier difficulties and the lack of funds to address these problems, we had to push back our intention to convert all other existing customers to VoIP. Additional funds will be needed to upgrade and alleviate the difficulties experienced by our supplier. We anticipate though as CCI bundles its services, DSL and cable television margins will increase due to fixed cost expenses associated with those services.

Results of Operations for the Years Ended December 31, 2006 and 2005.

The following table is a summary of our operations for the year ended December 31, 2006 as compared to the year ended December 31, 2005.

	For the Years Ended December 31,		Increase / (Decrease)
	2006	2005	$	%
Revenues	$ 1,013,817	$ 773,230	$ 240,587	31%

Cost of sales	803,464	686,194	117,270	17%

Gross profit	210,353	87,036	123,317	142%

Expenses
General and administrative	268,150	396,147	(127,997)	(32%)
Salaries and wages	351,598	245,619	105,979	43%
Consulting fees	37,500	376,402	(338,902)	(90%)
Depreciation	31,579	40,740	(9,161)	(22%)
Intangible asset impairment	-	778,000	778,000	(100%)
Bad debt	14,712	34,824	(20,112)	(58%)
Impairment of operating assets	-	44,376	(44,376)	(100%)
Total operating expenses	703,539	1,916,108	(1,212,569)	(63%)

Net operating income (loss)	(493,186)	(1,829,072)	1,335,886	(73%)

Total other income (expenses)	313,463	(137,484)	450,947	(328%)

Net (loss)	$ (179,723)	$ (1,966,556)	$ 1,786,833	(91%)

Revenues:

Revenues for the years ended December 31, 2006 were $1,013,817 compared to $773,230 in the year ended December 31, 2005.  This resulted in an increase in revenues of $240,587 or 31%, from the same period one year ago.  The increase was due to enhanced service offerings and a price increase to our customers.

Cost of sales:

Cost of sales for the year ended December 31, 2006 was $803,464, a decrease of $117,270, or 17%, from $686,194 for the year ended December 31, 2005.  The decrease was due to eliminating underutilized circuits.

Gross profit:

Gross profit for the year ended December 31, 2006 was $210,353, an increase of $123,317 or 142% as compared to $87,036 for the year ended December 31, 2005.  Gross profit as a percentage of revenue for the years ended December 31, 2006 and 2005 were 21% and 11%, respectively.

General and Administrative expenses:

General and administrative expenses were $268,150 for the year ended December 31, 2006 versus $396,147 for the year ended December 31, 2005, which resulted in a decrease of $127,997 or 32%.  The decrease was due to restructuring departments, and eliminating underutilized circuit expenses.

Salaries and wages:

Salaries and wages were $351,598 for the year ended December 31, 2006 versus $245,619 for the year ended December 31, 2005, which resulted in an increase of $105,979 or 43%.  The increase was due to restructuring employee compensation.

Consulting fees:

Consulting fees were $37,500 for the year ended December 31, 2006 versus $376,402 for the year ended December 31, 2005, which resulted in a decrease of $338,902 or 90%.  The decrease was due to better utilization of employee talent.

Depreciation:

Depreciation was $31,579 for the year ended December 31, 2006 versus $40,740 for the year ended December 31, 2005, which resulted in a decrease of $9,161 or 22%.  The decrease was due to no new assets were acquired and the decrease was normal depreciation.

Intangible asset impairment:

Intangible asset impairment was $0 for the year ended December 31, 2006 versus $778,000 for the year ended December 31, 2005, which resulted in a decrease of $778,000 or 100%.  The decrease was due to impairment of goodwill which resulted from the merger of CAN.

Bad debt:

Bad debt was $14,712 for the year ended December 31, 2006 versus $34,824 for the year ended December 31, 2005, which resulted in a decrease of $20,112 or 58%.  The decrease was due to eliminating the Kentucky division.

Impairment of operating assets:

Impairment of operating assets was $0 for the year ended December 31, 2006 versus $44,376 for the year ended December 31, 2005, which resulted in a decrease of $44,376 or 100%.  The decrease was due to the impairment of operating assets which resulted from the merger of CAN.

Net operating loss:

Net operating loss for the year ended December 31, 2006 was $493,186 as compared to a net operating loss of $1,829,072 for the year ended December 31, 2005.  This decrease of $1,335,886 from 2005 was primarily related to the non-recurring expense of $778,000 as intangible asset impairment and $44,376 as impairment of operating assets.

Total other income (expense):

During the year ended December 31, 2006 the total other income was $313,463 versus a total other expense was $137,484 for the year ended December 31, 2005, which resulted in an increase of $450,947 or 328%.  The increase was due to the debt forgiveness of the notes payable during 2006.

Net loss:

The net loss for the year ended December 31, 2006 was $179,723 versus a net loss of $1,966,556 for the year ended December 31, 2005, a change in net loss of $1,961,575.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at December 31, 2006.

Total Assets	$ 231,114

Accumulated (Deficit)	$ (2,332,535)

Stockholders’ (Deficit)	$ (36,551)

Working Capital (Deficit)	$ (149,187)

We have incurred losses since inception and may incur future losses. Our current financial condition raises substantial doubt about our ability to continue as a going concern.

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

Stock-based compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.  CCI adopted SFAS No. 123 (R) during 2005.  Stock issued for services totaled $125,350 and $911,877 for the years ended December 31, 2006 and 2005, respectively.

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

Our net operating losses for the year ended December 31, 2006 totaled $179,723.  We have never operated at a profit.  As of December 31, 2006, we had a stockholders’ deficit of $36,551 and only had $4,337 in cash available to finance our operations and a working capital deficit of $149,187.

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

For the last two fiscal years ended December 31, 2006 and 2005, we sustained net losses of $179,723 and $1,966,556, respectively.  Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception.  We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of securities to satisfy working capital requirements.  We will continue to be dependent upon the proceeds of future offerings or public offerings to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy.  There  can  be  no  assurance  that  we  will  be  able  to  raise the necessary  capital to continue operations.

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

As a result of our deficiency in working capital at December 31, 2006 and other factors, our auditors have included an explanatory paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments as a result of this uncertainty.  The going concern qualification may adversely impact our ability to raise the capital necessary for the continuation of operations.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, NASD has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board.  The annual report for 2005 was considered late and our securities have been removed from the OTC Bulletin Board as we were unable to meet the filing grace period as defined under Rule 12b-25.  Therefore, we must not have two more late filings or have our securities removed from the OTC Bulletin Board one more time within the next two years or we will be in jeopardy of being dequoted from the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

ITEM 7.

FINANCIAL STATEMENTS

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-16 of this Form 10-KSB.

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

ITEM 8A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. We conducted an evaluation, with the participation of Henri Hornby, our current Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Mr. Hornby evaluated our disclosure controls and procedures and concluded that as of December 31, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, which result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of December 31, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, in addition to working with our independent auditors, we have engaged Accuity Financial Services, a consulting firm that provides expertise in accounting matters and performs accounting services on an outsourced basis, to supplement our internal accounting and bookkeeping capabilities. We have also implemented a new accounting software system and have changed internal accounting personnel.

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

None.

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

NAME	AGE	POSITION
Henri Hornby (1)	50	Current Chief Executive Officer, Secretary, Treasurer, Principal Accounting Officer, Director
Jerald Woods	56	Vice-President, Director
Janice Gordon (2)	52	President
David Hewitt	60	Director

(1)

Upon Mr. Edison’s resignation, the Board of Directors appointed Mr. Henri Hornby to serve as the Interim Chief Executive Officer.

(2)

On September 8, 2005, Russell Preston resigned from his position of President and Ms. Janice Gordon and Mr. William Jeff Manis were appointed as Co-Presidents of the Company.

Duties, Responsibilities and Experience

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

Janice Gordon was appointed Co-President of CCI upon Russell Preston’s resignation on September 8, 2005.  Ms. Gordon was to serve as Co-President with Mr. Manis.  However, upon Mr. Manis’ resignation in January of 2006, Ms. Gordon became the only President of CCI.  Prior to being appointed Co-President, Ms. Gordon joined CCI in April 2005 as President of Competitive Communications, Inc, our wholly-owned subsidiary.  While at Competitive Communications, she was responsible for all operational functions and for providing service to the residential Multiple Dwelling Units.  From 2003 through 2005, she served as a Director of International Marketing for Unified Worldwide Transport, LLC, a company engaged in the telecommunications industry in Santa Monica, CA.  From 2002 through 2003, she served as Carrier Sales Manager for Verestar, Inc., a company engaged in the telecommunications industry in Santa Monica, CA where she oversaw sales for the company’s wholesale carrier division.  From 2000 through 2001, Ms. Gordon served as Vice President of Sales and Distribution for Transmission Networks, Inc., a company engaged in the telecommunications industry.  Ms. Gordon received her bachelor’s degree in Business Administration from the University of Southern California in 1977.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. During the preparation of this Form 10-KSB, we learned that the reports required by Section 16(a) were not filed in connection with the securities issuances to our officers and directors during fiscal 2006. Therefore, none of our officers and directors are current in their respective 16(a) reports.

Audit Committee

We do not have an Audit Committee, our board of directors during 2006 performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

ITEM 10.

EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the most recent fiscal years ending December 31, 2006 and 2005.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Awards		Payouts	All other compensation
					Restricted Stock	Options	LTIP payouts
Russell Preston,	2005	$49,473	-0-	-0-	-0-	-0-	-0-	-0-
Former Chief Executive Officer and President

Henri Hornby,	2006	$13,000	-0-	-0-	-0-	-0-	-0-	-0-
Current Chief Executive Officer, Secretary and Treasurer (1)	2005	$46,509	-0-	-0-	-0-	-0-	-0-	-0-

Janice Gordon, President	2006	$60,000	-0-	-0-	-0-	-0-	-0-	-0-

Dave Reding, Director	2006	$5,000	-0-	-0-	-0-	-0-	-0-	-0-

Jerry Woods, Vice President & Director	2006	$23,700	-0-	-0-	-0-	-0-	-0-	-0-

(1)  Mr. Hornby assumed the position of Chief Executive Officer on March 31, 2006.  The amount shown above as salary for Mr. Hornby represents the amount received while he served in the positions of Secretary and Treasurer prior to being appointed in March 2006 as the CEO.

Options Granted

We currently maintain a stock incentive plan in which common stock may be granted to employees, directors and consultants.  During the year ended December 31, 2005, we cancelled 3,435,000 options which were previously outstanding as of December 31, 2004 and adopted our 2005 Stock Option Plan. The stock option plan was adopted by our board of directors and has not been approved by majority consent of our stockholders.

Date Granted	Number of Shares	Weighted Average Exercise Price

Balance, December 31, 2004	3,435,000	$0.10

Options Cancelled	(3,435,000)	$0.10
Options Granted	-
Options Exercised	-	-

Balance, December 31, 2005	-0-	-0-

Options Cancelled	-	-
Options Granted	-	-
Options Exercised	-	-

Balance, December 31, 2006	-0-	-0-

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

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 30, 2007, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 52,197,050 shares of common stock outstanding as of March 30, 2007.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 30, 2007 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management and Directors

Name of Management and Directors (1)	Number Of Shares	Percent Of Class (2)
Henri Hornby, current Chief Executive Officer, Secretary, Treasurer, and Director	10,267,666	20%
Jerald Woods, Vice President and Director	7,198,866	14%
Janice Gordan, President	-0-	0%
David Hewitt, Director	1,000,000	2%

All Directors & Officers as a Group	18,466,532	35%

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

None.

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

_____

*

Filed herewith

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Lawrence Scharfman & Co., CPA, P.C. for the audit of our 2006 and 2005 annual financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for 2006 and 2005 were $15,000 and $12,500, respectively.

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

By: /s/ Henri Hornby

      Henri Hornby, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Henri Hornby	CEO, Secretary, Treasurer,	March 30, 2007
Henri Hornby	Director, and Principal Accounting Officer

/s/ Janice Gordan	President	March 30, 2007
Janice Gordon

/s/ David Hewitt	Director	March 30, 2007
David Hewitt

COMPETITIVE COMPANIES, INC.

Lawrence Scharfman & Co., CPA P.C.

Certified Public Accountants

18 E. SUNRISE HIGHWAY, #203	9608 HONEY BELL CIRCLE
FREEPORT, NY 11520	BOYNTON BEACH, FL 33437
TELEPHONE: (516) 771-5900	TELEPHONE: (561) 733-0296
FACSIMILE: (516) 771-2598	FACSIMILE: (561) 740-0613

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Competitive Companies, Inc. as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Competitive Companies, Inc. as of December 31, 2006 and the results of operations and cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Competitive Companies, Inc. will continue as a going concern.  As discussed in Note 2 to the financial statements, Competitive Companies, Inc. suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lawrence Scharfman

Lawrence Scharfman, CPA

Boynton Beach Florida

March 29, 2007

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

The accompanying financial statements have been prepared assuming that Competitive Companies, Inc. will continue as a going concern.  As discussed in Note 2 to the financial statements, Competitive Companies, Inc. suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lawrence Scharfman

Lawrence Scharfman, CPA

Boynton Beach Florida

September 12, 2006

- LICENSED IN FLORIDA & NEW YORK -

Competitive Companies, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2006	2005
Assets
Current assets:
Cash	$4,337	$5,279
Accounts receivable, net of allowance of $27,368 and $75,918	111,709	110,377
Prepaid expenses and other current assets	2,432	5,250
Total current assets	118,478	120,906

Fixed assets, net	111,270	157,300

Other assets
Deposits	1,366	18,721

Total assets	231,114	296,927

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$175,945	$180,846
Accrued expenses	25,758	146,344
Customer deposits	37,500	28,250
Note payable	-	262,637
Note payable – related party	28,462	34,130
Current maturities of capital lease obligations	-	11,447
Total current liabilities	267,665	663,654

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized:
Class “A” convertible, no shares issued and
outstanding at December 31, 2006 and 2005	-	-
Class “B” convertible, 1,495,436 shares issued and
outstanding at December 31, 2006 and 2005	1,495	1,495
Class “C” convertible, 1,000,000 shares issued and
outstanding at December 31, 2006 and 2005	1,000	1,000
Common stock, $0.001 par value, 100,000,000 shares authorized
52,197,050 and 54,348,960 shares issued and outstanding
at December 31, 2006 and 2005, respectively	52,197	54,349
Subscriptions receivable	-	(5,550)
Additional paid in capital	2,241,292	1,734,791
Accumulated (deficit)	(2,332,535)	(2,152,812)
	(36,551)	(366,727)

	$231,114	$296,927

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc.

Consolidated Statements of Operations

	For the years ended
	December 31,
	2006	2005

Revenue	$1,013,817	$773,230
Cost of sales	803,464	686,194

Gross profit	210,353	87,036

Expenses:
General and administrative	268,150	396,147
Salaries and wages	351,598	245,619
Consulting fees	37,500	376,402
Depreciation	31,579	40,740
Intangible asset impairment	-	778,000
Bad debt	14,712	34,824
Impairment of operating assets	-	44,376
Total operating expenses	703,539	1,916,108

Net operating (loss)	(493,186)	(1,829,072)

Other income (expense):
Other income	-	6,799
Interest expense	(26,464)	(34,747)
Gain on debt forgiveness	339,927	-
Loss on investment	-	(109,536)
Total other income (expense)	313,463	(137,484)

Net (loss)	$(179,723)	$(1,966,556)

Weighted average number of common shares outstanding -
basic and fully diluted	51,381,903	33,001,875
Net (loss) per share – basic and fully diluted	$(0.00)	$(0.06)

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc.

Statements of Changes in Stockholders’ Deficiency

												Total
	Common Stock		Class A Preferred Stock		Class B Preferred Stock		Class C Preferred Stock		Additional	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in	Receivable	(Deficit)	Equity
Balance, December 31, 2004	39,885,659	$ 39,886	4,000,000	$ 4,000	1,495,436	$1,495	1,000,000	$ 1,000	$(18,774,448)	$ -	$ 19,684,494	$ 956,427

Repurchase of shares	-	-	(4,000,000)	(4,000)	-	-	-	-	(36,000)	-	-	(40,000)

Shares issued in accordance with merger agreement	5,912,061	5,912	-	-	-	-	-	-	19,698,666	-	(19,870,750)	(166,172)

Shares issued for cash	7,238,740	7,239	-	-	-	-	-	-	716,635	(5,550)	-	718,324

Shares issued for services	1,312,500	1,313	-	-	-	-	-	-	129,937	-	-	131,250

Net loss for the year ended December 31, 2005	-	-	-	-	-	-	-	-	-	-	(1,966,556)	(1,966,556)

Balance, December 31, 2005	54,348,960	54,350	-	-	1,495,436	1,495	1,000,000	1,000	1,734,790	(5,550)	(2,152,812)	(366,727)

Shares cancelled	(6,899,910)	(6,900)	-	-	-	-	-	-	6,900	-	-	-

Shares issued for cash	3,923,000	3,923	-	-	-	-	-	-	375,077	5,550	-	384,550

Shares issued for services	825,000	825	-	-	-	-	-	-	124,524	-	-	125,349

Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-	-	-	-	(179,723)	(179,723)

Balance, December 31, 2006	52,197,050	$ 52,198	-	$ -	1,495,436	$ 1,495	1,000,000	$ 1,000	$ 2,241,291	$ -	$ (2,332,535)	$ (36,551)

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc.

Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2006	2005
Cash flows from operating activities
Net (loss)	$(179,723)	$(1,966,556)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	31,579	40,740
Shares issued for services	125,350	911,877
Loss on investment	-	109,536
Impairment of operating assets	-	44,376
Provision for bad debt	14,712	41,021
Forgiveness of debt	(339,927)	-
Decrease (increase) in assets:
Accounts receivable	(16,044)	(13,619)
Prepaid expenses and other current assets	17,355	(34,141)
Deposits	2,818	-
Increase (decrease) in liabilities:
Accounts payable	(4,901)	91,933
Accrued expenses	(46,103)	(50,899)
Customer deposits	9,250	28,250
Net cash (used) by operating activities	(385,634)	(797,484)

Cash flows from investing activities
Proceeds received from acquisition	-	157,576
Purchase of fixed assets	(9,870)	(32,352)
Proceeds from disposal of fixed assets	24,321	-
Net cash provided by investing activities	14,451	125,224

Cash flows from financing activities
Principal payments on debt and capital leases	(14,308)	(6,465)
Proceeds from the sale of common stock	384,550	718,324
Payments for repurchase of preferred stock	-	(40,000)
Net cash provided by financing activities	370,242	671,859

Net (decrease) in cash	(941)	(401)
Cash – beginning	5,279	5,680
Cash – ending	$4,338	$5,279

Supplemental disclosures:
Interest paid	$26,464	$34,747
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued for services	$125,350	$911,877
Debt forgiveness	$339,927	$-

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

On the date of the transaction (the "Effective Date") the Company issued 40,599,999 shares of its common stock to the shareholders of CAN in exchange for the 40,599,999 outstanding shares of CAN. In effect, each of CAN's shares that were issued and outstanding immediately before the merger was exchanged for one share of the Company's common stock. Although Competitive was the legal acquirer and surviving entity, because the shareholders of CAN received the majority of the voting rights in the combined entity, for accounting purposes the acquisition was treated as a recapitalization of CAN with CAN being reflected as the acquirer of Competitive (a reverse acquisition).  Accordingly, the 5,912,061 common shares held by the Company's shareholders were deemed have been issued by CAN in exchange for the Company's net liabilities at the date of the acquisition. Upon such acquisition date, the purchase price consisted of the following:

Estimated value of 5,912,061 shares of common stock of Competitive deemed to have been issued, at estimated value of $0.10 per share	$ 591,206
Direct costs of the business combination	19,717
Net liabilities assumed	167,077
Total	$ 778,000

Competitive Companies, Inc

Notes to Financial Statements

Because the net book value of Competitive' assets and liabilities approximated their fair values on the date of acquisition, the purchase price above has been reflected as an impairment expense on the Company's books and records.

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

Cash and cash equivalents

CCI maintains a cash balances in interest and non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Basis of Accounting

Our consolidated financial statements are prepared using the accrual method of accounting.

Principles of Consolidation

The consolidated financial statements include the accounts of CCI, and its wholly-owned subsidiary CCIR. All significant inter-company balances and transactions have been eliminated.  CCI and CCIR will be collectively referred herein to as the “Company”.

Competitive Companies, Inc

Notes to Financial Statements

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

Allowance for Doubtful Accounts

We evaluate the allowance for doubtful accounts on a regular basis through periodic reviews of the collectibility of the receivables in light of historical experience, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible.  The allowance for doubtful accounts was $27,368 and $75,918 at December 31, 2006 and 2005, respectively.

Investment

During the quarter ended June 30, 2005, we entered into an acquisition agreement to purchase an unrelated entity.  However, because this entity failed to comply with the terms of the acquisition agreement, we were unable to consummate the acquisition, and abandoned our acquisition efforts in September 2005. During the period between the date of the acquisition agreement and our decision to abandon the proposed acquisition, we invested $109,536 in the entity. This amount was determined to be impaired as of the date of our decision to abandon the acquisition and accordingly, we charged operations for $109,536 during the year ended December 31, 2005.

Fixed assets

Fixed assets are stated at the lower of cost or estimated net recoverable amount. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

Furniture and fixtures	5 years
Telecommunication equipment and computers	5 – 10 years
Leasehold Improvements	7 years

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

Impairment of long-lived assets

Long-lived assets held and used by CCI are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital.  Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations.  The Company incurred an impairment loss of $-0- and $44,376 for the years ended December 31, 2006 and 2005, respectively.

Basic and diluted loss per share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For 2006 and 2005, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Goodwill and Other Intangible Assets

Goodwill and indefinite life intangible assets are recorded at fair value and not amortized, but are reviewed for impairment annually or more frequently if impairment indicators arise, as required by SFAS No. 142.  As of December 31, 2006 and 2005 we had no goodwill or other intangible assets.  The Company incurred impairment losses of $-0- and $778,000 for the years ended December 31, 2006 and 2005, respectively.

Income taxes

CCI applies recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  CCI provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Competitive Companies, Inc

Notes to Financial Statements

Stock-based compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.  CCI adopted SFAS No. 123 (R) during 2005.  Stock issued for services totalled $125,350 and $911,877 for the years ended December 31, 2006 and 2005, respectively.

Advertising

We expense advertising costs as they are incurred. These expenses approximated $51,050 and $6,982 for the years ended December 31, 2006 and 2005, respectively.

Recently Issued Accounting Pronouncement

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

Competitive Companies, Inc

Notes to Financial Statements

Note 2 – Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $2,332,535 and a working capital deficit of $149,187 at December 31, 2006, and have reported negative cash flows from operations over the last three years.  In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 3 – Asset sale

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

Competitive Companies, Inc

Notes to Financial Statements

Additionally, the Buyer has escrowed with the Company 1,400,000 shares of the Company’s par value common stock as security for payment of the transferred liabilities. If the Buyer does not fully pay all such liabilities as of December 31, 2006 the escrowed shares shall be cancelled.

Note 4 – Property and Equipment

Property and equipment consist of the following:

	December 31,
	2006	2005

Telecommunication equipment and computers	$267,354	$448,469
Furniture and fixtures	3,353	7,751
Leasehold improvements	13,539	13,539
	284,246	469,759

Less accumulated depreciation	(172,976)	(312,459)
	$111,270	$157,300

Depreciation expense totaled $31,579 and $40,740 for 2006 and 2005, respectively

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

For the years ended December 31, 2006 and 2005, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  At December 31, 2006, the Company had approximately $2,275,000 of federal and state net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

Competitive Companies, Inc

Notes to Financial Statements

The components of the Company’s deferred tax asset are as follows:

	As of December 31,	As of December 31,
	2006	2005
Deferred tax assets:
Net operating loss carry forwards	$ 795,000	$ 753,000
Total deferred tax assets	795,000	753,000

Net deferred tax assets before valuation allowance	795,000	753,000
Less: Valuation allowance	(795,000)	(753,000)
Net deferred tax assets	$ -0-	$ -0-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable.  Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2006 and 2005.

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	2006	2005
Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)
	-0-	-0-

Note 6 – Long Term Debt

Long-term debt consists of the following:

Unsecured note payable to a stockholder, with interest at 8%, and monthly principal and interest payments of $683 through February 23, 2011.   The balance was $28,462 and $34,128 at December 31, 2006 and 2005, respectively.

Scheduled maturities of long-term debt as of December 31, 2006 are as follows:

Years	Amounts

2006	8,196
2007	8,196
2008	8,196
Thereafter	3,874

Competitive Companies, Inc

Notes to Financial Statements

Debt forgiveness

Note payable to Frontier Communications Services, Inc., bearing interest at 10% and requiring monthly principal and interest payments of $3,000.  Frontier has recently completed bankruptcy and no further obligation was assigned.  As such, the debt and accrued interest has been written off in 2006, and the Company has recorded income through debt forgiveness of $57,993 including principal and accrued interest.  This note was originally due on March 15, 2003, however due to the aforementioned, the required monthly payments had not been made since December 31, 2002. The note was secured by the telecommunications equipment purchased with the proceeds from the note.  The balance of the note payable was $-0- and $55,188 at December 31, 2006 and 2005, respectively.

Note payable to GST, which initially required interest at 10% with monthly interest payments of $1,729 through its maturity date of April 28, 2004.  The note was secured by the telecommunications equipment purchased with the proceeds from the note.  Effective April 28, 2004, the interest rate was increased to a default rate of 15% per annum.  The note has not been paid.  The Company has ceased operations and abandoned all claims on the debt.  As such, the debt and accrued interest has been written off in 2006, and the Company has recorded income through debt forgiveness of $281,934 including principal and accrued interest.  The balance of the note payable was $-0- and $264,322 including accrued interest of $56,872 at December 31, 2006 and 2005, respectively.

Note 7 – Commitments

We lease our operating facility in Riverside California under a non-cancelable 5-year operating lease expiring December 14, 2011.  The lease provides for increases in future minimum annual rental payments based on defined annual increases beginning with monthly payments of $2,433 and culminating in a monthly payment of $2,945 in 2011.  Lease expense totaled $39,026 and $65,912 during 2006 and 2005, respectively.

 Future minimum lease payments required are as follow:

Year	Amount
2006	$29,321
2007	30,858
2008	32,394
2009	33,931
2010	32,394
Total	$158,898

Competitive Companies, Inc

Notes to Financial Statements

Note 8 – Stockholders’ equity

Convertible Class A Preferred Stock

In consummation of the merger in Note 1, the Company repurchased 4,000,000 Class “A” preferred stock for $40,000 during 2005. Therefore, there was no outstanding Class “A” preferred stock at December 31, 2006 or 2005, respectively.

Common stock

During 2006 the Company cancelled 6,899,910 shares.

During 2006, CCI issued 4,220,500 shares of its $.001 par value common stock for cash totaling $422,050.

During 2006, CCI issued 77,500 shares of its $.001 par value common stock for subscriptions payable at December 31, 2005.

During February of 2006, CCI issued 100,000 shares of its $.001 par value common stock to Island Capital Management for consulting services valued at a price of $0.15 per share, totaling $15,350, the fair market value of the underlying shares.

During July of 2006, CCI issued 100,000 shares of its $.001 par value common stock to Island Capital Management for consulting services valued at a price of $0.10 per share, totaling $10,000, the fair market value of the underlying shares.

During September of 2006, CCI issued 200,000 shares of its $.001 par value common stock to Opus Pointe for professional services valued at a price of $0.25 per share, totaling $50,000, the fair market value of the underlying shares.

During September of 2006, CCI issued 50,000 shares of its $.001 par value common stock to Stoecklein Law Group for professional services valued at a price of $0.25 per share, totaling $12,500, the fair market value of the underlying shares.

During 2005, CCI issued 6,465,990 shares of its $.001 par value for cash totaling $640,133.

During 2005, CCI issued 1,312,500 shares for director services valued at $131,250, the fair market value of the underlying shares.

Competitive Companies, Inc

Notes to Financial Statements

On the date of the transaction (the "Effective Date") in Note 1 the Company, issued 40,599,999 shares of its common stock to the shareholders of CAN in exchange for the 40,599,999 outstanding shares of CAN. 5,912,061. Because the net book value of Competitive's assets and liabilities approximated their fair values on the date of acquisition the purchase price, the Company expensed $778,000.

Note 9 – Common stock options

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

The following is a summary of activity of outstanding stock options under the 2005 Stock Option Plan:

	Number	Weighted Average Exercise
	Of Options	Price
Balance, December 31, 2004	3,435,000	$.10
Options cancelled	(3,435,000)	.10
Options granted	-	-
Options exercised	-	-
Balance, December 31, 2005	-0-	$-0-
Options cancelled	-	-
Options granted	-	-
Options exercised	-	-
Balance, December 31, 2006	-0-	$-0-

Exercisable, December 31, 2006	-0-	$-0-

Competitive Companies, Inc

Notes to Financial Statements

Note 10 – Subsequent Events

During 2007, CCI issued 1,450,000 shares of its $.001 par value common stock for cash to accredited investors totaling $145,000 pursuant to its private placement offering.