Form 10KSB/A
period 2005-12-31
COMPETITIVE COMPANIES INC
filed 2007-05-10
CIK 1161706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

☒ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of July 28, 2006, was $1,173,800.35 based on a share value of $0.05.

The number of shares of Common Stock, $0.001 par value, outstanding on July 28, 2006, was 52,270,050 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐	No ☒

*EXPLANATORY NOTE – The Registrant is filing this Amendment No. 1 to Form 10-KSB to amend its Annual Report on Form 10-KSB for the year ended December 31, 2005 (the “Original Filing”) filed on September 19, 2006, in order to revise certain financial statement disclosure related to accounting for the merger with CAN Networks.

Following the initial filing of the Original Filing, the Registrant discovered an error in the presentation of the historical financial information presented in the 2004 financial statements included in the Original Filing. The Registrant is amending this Form 10-KSB to insert the correct audited Consolidated statement of Operations, Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004.

The Original Filing is hereby superseded and amended with respect to Part II; Item 6, and as to all of the financial statements referenced above. This Amendment No. 1 does not amend any other information previously filed in the Original Filing, except as set forth in this Explanatory Note.

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

In this form 10-KSB references to “CCI”, “the Company”, “we,” “us,” and “our” refer to COMPETITIVE COMPANIES, INC. and its wholly owned subsidiaries COMPETITIVE COMMUNICATIONS, INC., CCI RESIDENTIAL SERVICES, INC., and THE TELEPHONE COMPANY.

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

Results of Operations for the Years Ended December 31, 2005 and 2004.

The following table is a summary of our operations for the year ended December 31, 2005 as compared to the year ended December 31, 2004.

	For the Years Ended December 31,		Increase / (Decrease)
	2005	2004	$	%
Revenues	$ 773,230	$ -	$ 773,230	-%

Cost of sales	686,194	-	686,194	-%

Gross Profit	87,036	-	87,036	-%

Expenses
General and Administrative	396,147	223,896	172,251	77%
Salaries and Wages	245,619	-	245,619	-
Consulting Fees	376,402	-	376,402	-
Depreciation	40,740	428	40,312	942%
Bad Debt	34,824	-	34,824	-
Impairment of goodwill	778,000	-	778,000	-
Impairment of Operating Assets	44,376	-	44,376	-
Total operating expenses	1,916,108	224,324	1,691,784	754%

Net operating income (loss)	(1,829,072)	(224,324)	(1,604,748)	-

Net (Loss)	$ (1,996,556)	$ (224,324)	$ 1,772,232	790%

Revenues:

Revenues for the years ended December 31, 2005 were $773,230 compared to $-0- in the year ended December 31, 2004. This resulting increase in revenues was attributed to our acquisition of Competitive Companies, Inc.

Cost of sales:

Cost of sales for the year ended December 31, 2005 was $686,194 compared to $-0- for the year ended December 31, 2004. Our acquisition of an operational company has resulted in additional costs not previously incurred as a development stage company.

Gross profit

Gross profit for the year ended December 31, 2005 was $87,036, an increase of $87,036 as compared to $-0- for the year ended December 31, 2004. Gross profit as a percentage of revenue for the years ended December 31, 2005 was 11%. We anticipate a similar gross profit margin on a go-forward basis with the acquisition and commencement of operations.

General and Administrative expenses:

General and administrative expenses were $396,147 for the year ended December 31, 2005 versus $223,896 for the year ended December 31, 2004, which resulted in an increase of $172,251 or 77%. As a development stage company our general and administrative expenses were limited to those required for development towards an operational enterprise. With the acquisition occurring in during the year ended December 31, 2005, our general and administrative expenses have increased due to the additional location and operations.

Net Operating Income (Loss):

Net operating loss for the year ended December 31, 2005 was $1,829,072 as compared to a net operating income of $224,324 for the fiscal 2004. This increase of $1,604,748 from 2004 was a result of additional operational expenses incurred due to the business acquisition completed in 2005 as well as the impairment of current operating assets.

Net Income (Loss):

The net loss for the year ended December 31, 2005 was $1,966,556 versus a net loss of $224,324 for the year ended December 31, 2004, a change in net loss of $1,772,232.

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

10.9	Employment Agreement between Competitive Communications Inc. and Larry Halstead dated August 31, 1997 (Incorporated by reference to Exhibit 10.7 to Form SB-2 filed on January 11, 2002)
10.10	Employment Agreement between Competitive Communications Inc. and David Kline dated April 8, 1996 (Incorporated by reference to Exhibit 10.19 to Form SB-2 filed on January 11, 2002)
10.11	Agreement with LCI Quest (Incorporated by reference to Exhibit 10.10 to Form SB-2 filed on January 11, 2002)
10.12	Carrier Services Agreement with Inet dated June 25, 1999 (Incorporated by reference to Exhibit 10.11 to Form SB-2 filed on January 11, 2002)
10.13	Sample Employee Option Agreement – 1998 Stock Plan (Incorporated by reference to Exhibit 10.12 to Form SB-2 filed on January 11, 2002)
10.14	Sample Consultant Option Agreement – 1999 Stock Plan (Incorporated by reference to Exhibit 10.13 to Form SB-2 filed on January 11, 2002)

10.15	Lease Agreement between Competitive Communications and Riverside Business Center dated July 21, 1999 (Incorporated by reference to Exhibit 10.15 to Form SB-2 filed on January 11, 2002)
10.16	Mississippi License Approval Letter dated November 8, 1999 (Incorporated by reference to Exhibit 10.16 to Form SB-2 filed on January 11, 2002)
10.17	California License Approval Letter dated December 16, 1999 (Incorporated by reference to Exhibit 10.17 to Form SB-2 filed on January 11, 2002)
16.1	Letter to the Commission from Kingery & Crouse, P.A., dated February 21, 2006 (Incorporated by reference to Exhibit 16 to Form 8-K filed on February 22, 2006)
16.2	Letter to the Commission from Beckstead & Watts, LLP, dated March 15, 2006 (Incorporated by reference to Exhibit 16 to Form 8-K filed on March 15, 2006)
21	List of Competitive Companies, Inc.’s Subsidiaries
31*	Certification of Henri Hornby pursuant to Section 302 of the Sarbanes-Oxley Act
32*	Certification of Henri Hornby pursuant to Section 906 of the Sarbanes-Oxley Act

_____

*	Filed herewith

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

/s/ Henri Hornby		May 8, 2007
Henri Hornby	CEO, Secretary, Treasurer,
Director, and Principal Accounting
Officer

/s/ Jerald Woods		May 8, 2007
Jerald Woods	Vice President and Director

/s/ Jance Gordan	President	May 8, 2007
Jance Gordan

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

/s/ Lawrence Scharfman

Lawrence Scharfman, CPA

Boynton Beach Florida

September 12, 2006

- LICENSED IN FLORIDA & NEW YORK -

Competitive Companies, Inc.

Consolidated Balance Sheet

December 31, 2005

December 31,
2005
Assets
Current assets:
Cash	$5,279
Accounts receivable, net of allowance	110,377
Prepaid expenses and other current assets	5,250
Total current assets	120,906

Fixed assets, net	157,300

Other assets
Deposits	18,721

296,927

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$180,846
Accrued expenses	146,344
Customer deposits	28,250
Capital lease	11,447
Note payable	262,637
Note payable – related party	34,130
Total current liabilities	663,654

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized:
Class “B” convertible, 1,495,436 shares issued and
outstanding at December 31, 2005	1,495
Class “C” convertible, 1,000,000 shares issued and
outstanding at December 31, 2005	1,000
Common stock, $0.001 par value, 100,000,000 shares authorized
54,348,960 shares issued and outstanding at December 31, 2005	54,349
Subscriptions receivable	(5,550)
Additional paid in capital	1,734,791
Accumulated (deficit)	(2,152,812)
(366,727)

$296,927

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc.

Consolidated Statements of Operations

	For the years ended
	December 31,
	2005	2004

Revenue	$773,230	$-
Cost of sales	686,194	-

Gross profit	87,036	-

Expenses:
General and administrative	396,147	223,896
Salaries and wages	245,619	-
Consulting fees	376,402	-
Depreciation	40,740	-
Compensation expense	778,000	428
Bad debt	34,824	-
Impairment of operating assets	44,376	-
Total operating expenses	1,916,108	224,324

Net operating income (loss)	(1,829,072)	(224,324)

Other income (expense):
Other income	6,799	-
Interest expense	(34,747)	-
Loss on investment	(109,536)	-
Total other income (expense)	(137,484)	-

Net (loss)	$(1,966,556)	$(224,324)

Weighted average number of common shares outstanding -
basic and fully diluted	33,001,875	33,715,000
Net (loss) per share – basic and fully diluted	$(0.06)	$(0.01)

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc.

Statements of Changes in Stockholders’ Deficiency

	Common Stock		Class A Preferred Stock		Class B Preferred Stock		Class C Preferred Stock		Additional Paid-in	Subscriptions Receivable	Accumulated (Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2003	-	$ -	-	$ -	-	$-	-	$-	$ -	$ -	$ -	$ -
Founders shares issued	32,000,000	32,000	-	-	-	-	-	-	(28,800)	-	-	3,200
Shares issued for cash	3,770,000	3,770	-	-	-	-	-	-	373,230	-	-	377,000
Share issued for services	325,000	325	-	-	-	-	-	-	32,175	-	-	32,500
Net loss December 31, 2004	-	-	-	-	-	-	-	-	-	-	(224,324)	(224,324)
Balance, December 31, 2004	36,095,000	36,095	-	-	-	-	-	-	376,605	-	(224,324)	188,376
Repurchase of shares	-	-	(4,000,000)	(4,000)	-	-	-	-	(36,000)	-	-	(40,000)
Shares issued in accordance with merger agreement	5,912,061	5,912	-	-	-	-	-	-	551,404	-	38,068	589,472
Shares issued for cash	7,238,740	7,239	-	-	-	-	-	-	716,635	(5,550)	-	718,324
Shares issued for services	5,103,159	5,103	-	-	-	-	-	-	126,147	-	-	131,250
Net loss for the year ended December 31, 2005	-	-	-	-	-	-	-	-	-	-	(1,966,556)	(1,966,556)
Balance, December 31, 2005	54,348,960	$54,349	-	-	1,495,436	$ 1,495	1,000,000	$ 1,000	$1,734,791	$(5,550)	$(2,152,812)	$ (366,727)

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc.

Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2005	2004
Cash flows from operating activities
Net (loss)	$(1,966,558)	$(224,324)
Depreciation	40,740	428
Share-based compensation	911,877	35,700
Loss on investment	109,536	-
Impairment of operating assets	44,376	-
Provision for bad debt	41,021	-
Adjustments to reconcile net (loss) to
Net cash provided (used) by operating activities:
Accounts receivable	(13,619)	-
Prepaid and other assets	(34,141)	(1,014)
Accrued liabilities	(50,899)	6,023
Accounts payable	91,932	-
Increase in deposits	-	(27,500)
Customer deposits	28,250	-
Net cash provided (used) by operating activities	(797,484)	(210,687)

Cash flows from investing activities
Purchase of fixed assets	(32,352)	(8,737)
Cash received in acquisition	157,576	-
Net cash provided (used) by investing activities	125,224	(8,737)

Cash flows from financing activities
Payments on notes payable and capital leases	(6,465)	-
Proceeds from the sale of common stock	718,324	377,000
Repurchase of preferred stock	(40,000)	-
Net cash provided (used) by financing activities	671,859	377,000

Net increase (decrease) in cash	(401)	157,576
Cash – beginning	5,680	-
Cash – ending	$5,279	$157,576

Supplemental disclosures:
Interest paid	$34,747	$-
Income taxes paid	$-	$-

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

Fixed assets

Fixed assets are stated at the lower of cost or estimated net recoverable amount. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

Furniture and fixtures	5 years
Computer and office equipment	3 years
Machinery & Equipment	7 - 10 years

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

Competitive Companies, Inc

Notes to Financial Statements

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$.10	6,672,000	10	$.10	6,672,000	$.10

The following is a summary of activity of outstanding stock options under the 2005 Stock Option Plan:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price

Balance, December 31, 2004	3,435,000	$-
Options cancelled	(3,435,000
Options granted	6,672,000	-
Options exercised	-	-

Balance, December 31, 2005	6,672,000	$.10

Exercisable, December 31, 2005	6,672,000	$.10

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