Form 10QSB
period 2007-03-31
COMPETITIVE COMPANIES INC
filed 2007-05-21
CIK 1161706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of Common Stock, $0.001 par value, outstanding on May 21, 2007, was 54,447,050 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐	No ☒

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Competitive Companies, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
Assets	(unaudited)

Current assets:
Cash	$46,732	$4,337
Account receivable, net of allowance for doubtful accounts of $51,810 and $27,368	87,994	111,709
Prepaid expenses & other current assets	3,798	2,432
Total current assets	138,524	118,478

Fixed assets, net	105,279	111,270

Other assets:
Deposits	-	1,366
	$243,803	$231,114

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$123,082	$175,945
Accrued expenses & other liabilities	37,932	25,758
Customer deposits	40,550	37,500
Current maturities of long term debt	6,262	6,138
Total current liabilities	207,826	245,341

Long term debt, net of current maturities	20,711	22,324

Stockholders' equity (deficit):
Preferred stock, $0.001 par value 10,000,000 shares authorized
Class A convertible, 4,000,000 shares authorized; zero issued and outstanding at March 31, 2007 and December 31, 2006	-	-
Class B convertible, 1,495,436 shares issued and outstanding at March 31, 2007 and
December 31, 2006	1,495	1,495
Class C convertible, 1,000,000 shares issued and outstanding at March 31, 2007 and
December 31, 2006	1,000	1,000
Common stock, $0.001 par value, 100,000,000 shares authorized,
54,447,050 and 52,197,050 shares issued and outstanding at March 31,
2007 and December 31, 2006	54,447	52,197
Subscription payable (200,000 shares)	20,000	-
Additional paid-in capital	2,464,042	2,241,292
Accumulated (deficit)	(2,525,718)	(2,332,535)
	15,266	(36,551)
	$243,803	$231,114

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc.

Consolidated Statements of Operations

(unaudited)

	For three months ended
	March 31,
	2007	2006

Revenue	$233,941	$285,613
Cost of sales	128,026	237,373

Gross profit	105,915	48,240

Expenses:
General and administrative expenses	136,357	125,379
Salaries and wages	122,825	188,798
Consulting fees	10,594	-
Depreciation	8,209	9,933
Bad debt	20,545	6,343
Total operating expenses	298,530	330,453

Net operating (loss)	(192,615)	(282,213)

Other income (expenses):
Other income	-	3,561
Interest expense	(568)	(13,320)
Total other income (expenses)	(568)	(9,759)

Net (loss)	$(193,183)	$(291,972)

Weighted average number of common shares
outstanding - basic and fully diluted	53,428,717	50,439,924

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc.

Consolidated Statements of Cash Flow

(unaudited)

	For the three months ended
	March 31,
	2007	2006

Cash flows from operating activities
Net (loss)	$(193,183)	$(291,970)
Adjustments to reconcile net (loss) to
net cash (used in) operating activities:
Depreciation	8,209	9,933
Share-based compensation	10,000	15,350
Provision for bad debt	20,545	6,343
Decrease (increase) in assets:
Accounts receivable	3,170	19,587
Prepaid expenses & other current assets	-	355
Deposits	-	-
Increase (decrease) in liabilities:
Accounts payable	(52,863)	3,610
Accrued expenses	12,174	(19,359)
Customer deposits	3,050	5,196
Net cash (used in) operating activities	(188,898)	(250,955)

Cash flows from investing activities
Purchased of fixed assets	(2,218)	(7,615)
Net cash (used in) investing activities	(2,218)	(7,615)

Cash flows from financing activities
Principal payments of notes payable	(1,489)	(8,234)
Proceeds from issuance of common stock	235,000	324,550
Net cash provided by financing activities	233,511	316,316

Net increase in cash	42,395	57,746
Cash - beginning	4,337	5,279
Cash - ending	$46,732	$63,025

Supplemental disclosures:
Interest paid	$568	$13,320
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc.

Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2006 and notes thereto included in the Company's Form 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operation for the interim period are not indicative of annual results

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Note 2 – Going Concern

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred continuous losses from operations, has an accumulated deficit of $2,525,718 and a working capital deficit of $69,302 at March 31, 2007, and has reported negative cash flows from operations over the last three years. In addition, the Company does not currently have the cash resources to meet their operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which they operate.

The Company’s ability to continue as a going concern is dependent on their ability to generate sufficient cash from operations to meet their cash needs and/or to raise funds to finance ongoing operations and repay debt. However, there can be no assurance that the Company will be successful in their efforts to raise additional debt or equity capital and/or that our cash generated by operations will be adequate to meet their needs. These factors, among others, indicate that they may be unable to continue as a going concern for a reasonable period of time.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Competitive Companies, Inc.

Notes to Consolidated Financial Statements

Note 3 – Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2007	2006

Telecommunication equipment and computers	$269,572	$267,354
Furniture & Fixtures	3,353	3,353
Leasehold Improvements	13,539	13,539
	286,464	284,246

Less accumulated depreciation	(181,185)	(172,976)
	$105,279	$111,270

Depreciation expense totaled $8,209 and $9,933 for the three months ended March 31, 2007 and 2006, respectively.

Note 4 – Long Term Debt

Long-term debt consists of the following at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006
Unsecured note payable to a stockholder, in original amount of $56,276, bearing interest at 8%, and carrying monthly principal and interest payments of $683 maturing February 23, 2011.	$ 26,973	$ 28,462
Less: current portion	6,262	6,138
Long-term debt, less current portion	$ 20,711	$ 22,324

Future maturities of long-term debt are as follows as of March 31:

2008	$ 6,262
2009	6,781
2010	7,345
2011	6,585
$ 26,973

Interest expense totaled $568 and $13,320 for the three months ended March 31, 2007 and 2006, respectively.

Note 5 – Commitments

The Company leases its operating facility in Riverside California under a non-cancelable 5-year operating lease expiring December 14, 2011. The lease provides for increases in future

Competitive Companies, Inc.

Notes to Consolidated Financial Statements

minimum annual rental payments based on defined annual increases beginning with monthly payments of $2,433 and culminating in a monthly payment of $2,945 in 2011. Lease expense totaled $6,351 and $17,169 during the three months ended March 31, 2007 and 2006, respectively.

Future minimum lease payments required are as follow:

Year	Amount
2007	$20,552
2008	30,858
2009	32,394
2010	33,931
2011	32,394
Total	$150,129

Note 6 – Stockholders’ equity (deficit)

Common stock

During the three months ended March 31, 2007, the Company issued 2,150,000 shares of its $0.001 par value common stock for cash totaling $215,000.

During the three months ended March 31, 2007, the Company issued 100,000 shares for consulting services valued at $10,000; the fair market value of the underlying shares.

During the three months ended March 31, 2007, the Company received $20,000 in exchange for 200,000 shares of its $0.001 par value common stock for subscriptions payable at March 31, 2007. The shares remain un-issued as of the date of this report.

Note 7 – Subsequent Events

Subsequent to March 31, 2007, the Company received $56,000 in exchange for subscription agreements totaling 560,000 shares of its $0.001 par value common stock. The shares remain un-issued as of the date of this report.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Item 2. Management’s Discussion and Analysis

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

On May 5, 2005, CCI merged with CA Networks, Inc. (“CAN”), which provided retail local and long distance telephone service and DSL Internet service in Kentucky. The company operated as “The Telephone Company” in Kentucky and had been providing retail service since November 2004. According to the terms of the Merger Agreement and Plan of Reorganization we agreed to issue to the shareholders of CAN 40,599,999 shares of common stock of CCI in exchange for 40,599,999 shares of common stock of CAN.

CURRENT OPERATIONS

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

As of the beginning of the third quarter in 2006, CCI no longer has operations within Kentucky and has focused on continuing its operations of providing telecommunications services to California, Alabama, and Mississippi. The telecommunications products and services provided by the company and its subsidiaries include local telephone services, domestic and international long distance services, and enhanced voice, data and Internet services, and Cable TV service primarily to residents of apartment complexes, retail businesses and residential users. We operate in both a regulated and non-regulated environment. Our subsidiary, Competitive Communications, is regulated whereas our subsidiary, CCI Residential, is unregulated.

During the third quarter of 2006, we also announced our intention to lease the first 20,000 Intellant antennas from Waylinks, Inc, which is expected to be available for deployment in early 2007. Waylinks; patented antennas are wire replacement antenna that have the capacity to transmit bandwidth at a very high speed, which will help reduce costs of the “The Last Mile”. The Last Mile or final delivery of services has in the past always been one of the most costly parts of the telecom industry. Hopefully, the Waylinks antenna will allow us to deliver VoIP phone service, high definition television service and internet service to customers living in the vicinity of the apartment complexes we service, at a reduced cost. We anticipate that the

Intellant antennas will allow from (POP) point of presence and allow us to expand the bulk of our services beyond apartment complexes.

The Waylinks Intellant is a network appliance that is used to provide high-speed wireless broadband to customers unable to receive cost effective service from the existing network. The Intellant is a landline replacement device for use to extend broadband access across free space.  The Intellant device works differently than the traditional wireless devices in that it not only receives the signal but actually amplifies the signal it receives and boosts it downline. If and when these become operational, the devices would combine to form a high-speed mesh wireless infrastructure.  CCI anticipates that this broadband infrastructure is capable of delivering broadband access to widely dispersed clients without the need for a tower-based distribution system.

By using the Intellant for delivery of broadband access, it is anticipated that a service provider will be able grow its customer base with minimal cost of deployment.  With the elimination of wire line and fiber infrastructure sharing between telecommunications companies and by the Federal Communications Commission for new network deployment, this wireless broadband should give service providers the opportunity to continue to grow their customer base and provide cost effective competition in a competitive communications environment.

Results of Operations for the Three Months Ended March 31, 2007 and 2006.

The following table summarizes selected items from the statement of operations at March 31, 2007 compared to March 31, 2006.

INCOME:

	The Three Months Ended March 31,		Increase / (Decrease)
	2007	2006	$	%
Revenues	$ 233,941	$ 285,613	$ (51,672)	(18%)

Cost of Sales	128,026	237,373	(109,347)	(46%)

Gross Profit	105,915	48,240	57,675	120%

Gross Profit Percentage of Revenue	45%	17%	--	28%

Revenues

Revenues for the three months ended March 31, 2007 were $233,941 compared to $285,613 in the three months ended March 31, 2006. This resulted in a decrease in revenues of $51,672, or 18%, from the same period one year ago. The primary reason for this decrease in revenues when compared to the same period last year was a result of no longer having the Kentucky operations. We have eliminated some sources of revenue but felt it was necessary to better manage our operations.

Cost of sales:

Cost of sales for the three months ended March 31, 2007 was $128,026, a decrease of $109,347, or 46%, from $237,373 for the three months ended March 31, 2006. The decrease was due to eliminating underutilized circuits. Furthermore, we experienced a decrease in cost of sales due to our decision to continually to manage and reduce cost, where applicable. Additionally, we had a reduction in costs associated with our previous Kentucky operations.

Gross profit:

Gross profit as a percentage of revenue increased from 17% for the three months ended March 31, 2006 to 45% for the three months ended March 31, 2007. Although our top line of revenues decreased, our gross profit increased as a result of better managing our cost of sales and with the sale of the Kentucky operations. As mentioned above, we have made a strong effort to manage and reduce our cost of sales.

EXPENSES:

	The Three Months Ended March 31,		Increase / (Decrease)
	2007	2006	$	%
General and Administrative expenses	$ 136,357	$ 125,379	$ 10,978	9%

Salaries and Wages	122,825	188,798	(65,973)	(35%)

Depreciation	8,209	9,933	(1,724)	(21%)

Bad Debt	20,545	6,343	14,202	224%

Net Operating (Loss)	$ (192,615)	$ (282,213)	$ (89,598)	(32%)

General and Administrative expenses

General and administrative expenses were $136,357 for the three months ended March 31, 2007 versus $125,329 for the three months ended March 31, 2006, which resulted in an increase of $10,978 or 9%. The increase was due to an increase in the Company’s advertising and promotional efforts.

Salaries and Wages

Salary and wage expenses were $122,825 for the three months ended March 31, 2007 versus $188,798 for the three months ended March 31, 2006. This resulted in a decrease of $65,973, or 35%, over the same period in 2006. The decrease was due to restructuring employee compensation and reducing the total amount personnel when compared to the same time period last year. However, we may need to increase our personnel to continue to expand our operations and prepare for our entry into the VoIP field.

Depreciation

Depreciation expenses were $8,209 for the three months ended March 31, 2007 versus $9,933 for the three months ended March 31, 2006. This resulted in a decrease of $1,724, or 21%, over the same period in 2006. The decrease was due to no new assets being acquired and the decrease was normal depreciation.

Bad Debt

Bad debt expenses for the three months ended March 31, 2007 were $20,545 as compared to $6,343 for the same period in 2006, which resulted in an increase of $14,202. The increase was primarily due to an increase in the Company’s allowance for doubtful accounts, which was increased to provide an additional allowance for account receivable balances that have been sent to a third party collection agency for further collection efforts.

Net Operating Loss

The net operating loss for the three months ended March 31, 2007 was $192,615, versus a net operating loss of $282,213 for the three months ended March 31, 2006, a change in net loss of $89,598. This decrease in net loss is primarily attributable to the increase in gross profit. Additionally, we were able to decrease our salaries and wages while only slightly increasing our general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at March 31, 2007 compared to December 31, 2006.

	March 31, 2007	December 31, 2006	Increase / (Decrease)
			$	%

Current Assets	$138,524	$118,478	$20,046	17%

Current Liabilities	$207,826	$267,665	$(59,839)	(22%)

Working (Deficit)	$(69,302)	$(149,187)	$(79,882)	(54%)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. As of March 31, 2007, we had current assets of $138,524 and current liabilities of $207,826, which resulted in a working capital deficit of $69,302. Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.

Our future capital requirements will depend on many factors, including the expansion of our VoIP services; actual usage of Waylinks’ antennas; the cost and availability of third-party financing for development; and administrative and legal expenses. We have conducted the private placement of equity shares at $0.10 per share during the last two quarters of 2006 and through the first quarter of 2007. Upon closing the first private placement, we had sold approximately 1,950,000 shares to 16 accredited investors. At the end of the first quarter we began another private placement of equity shares at $0.10 per share. As of the time of this filing we have sold approximately 1,210,000 shares. We have not closed this placement. Under these two private placements, we have raised approximately $316,000. However, should we not be able to continue to secure additional financing when needed, we may be required to slow down or suspend our growth or reduce the scope of our current operations, any of which would have a material adverse effect on our business.

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

Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses from operations and are experiencing difficulty in generating sufficient cash flow to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

Recent Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement 115” that provides companies with an option to report certain financial assets and liabilities in their entirety at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The fair value option may be applied instrument by instrument, and may be applied only to entire instruments. A business entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We are evaluating SFAS 159 and have not yet determined the impact the adoption will have on the consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value for both assets and liabilities through a fair value hierarchy and expands disclosure requirements. SFAS 157 is effective for financial statements issued or fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are evaluating SFAS 157 and have not yet determined the impact the adoption will have on the consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition for tax related positions.  FIN 48 becomes effective for the Company on January 1, 2007.  The Company is currently in the process of determining the effect, if any, the adoption of FIN 48 will have on the consolidated financial statements.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

Risks Relating with Our Business and Marketplace

We have incurred losses since inception and may incur future losses. In addition, we are in default on major debt obligations and our poor financial condition raises substantial doubt about our ability to continue as a going concern.

Our net operating losses for the year ended December 31, 2006 totaled $493,186. As of March 31, 2007, we only had $46,732 in cash available to finance our operations and a working capital deficit of $69,302.

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

The telecommunications industry is highly competitive. Many of our current and potential competitors have financial, personnel and other resources, including brand name recognition, substantially greater than ours, as well as other competitive advantages over us. Certain competitors may be able to secure product from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, and adopt more aggressive pricing than we will. Competition within our industry is characterized by price and the ability to offer enhanced services, which we may not be able to do as well as our competitiors. There can be no assurance we will be able to compete successfully against these competitors, which ultimately may have a materially adverse effect on our business, results of operations, financial condition and potential products in the future.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, NASD has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board. We have had one late filing and have once been removed from the OTC Bulletin Board in the last year. Therefore, we must not have two more late filings within the next two years or have our securities removed from the OTC Bulletin Board again, otherwise we will be in jeopardy of being dequoted from the OTC Bulletin Board for a two year period. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. We conducted an evaluation, with the participation of Henri Hornby, our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon his evaluation, Mr. Hornby concluded that as of March 31, 2007, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2007 we authorized the issuance of 1,950,000 shares of our common stock to a group of 16 accredited investors, at $0.10 per share, for total proceeds of $195,000.

Towards the end of the first quarter and into the second quarter we have been conducting another private placement of equity shares at $0.10 per share. At the time of this filing we have sold approximately 1,210,000 shares to 11 accredited investors for approximate proceeds of $121,000. We have not closed this placement.

We believe that the sale of the shares described above was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The shares were sold directly by us to accredited investors and did not involve a public offering or general solicitation. The purchasers of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the purchasers, immediately prior to selling the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The purchasers had the opportunity to speak with our management on several occasions prior to their investment decision.

During the three months ended March 31, 2007, we issued 100,000 shares for consulting services valued at $10,000. We believe the issuance of the shares were exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On April 19, 2007, we released a press release announcing that we had retained William Tomberlin as a consultant for the company. Mr. Tomberlin was brought on to help identify and develop new revenue sources as well as help maximize revenue source efficiency.

A copy of the press release is attached here to as Exhibit 99.1.

On May 9, 2007, we released a press release announcing that we were in discussion to acquire the right to provide over 20,000 residential units throughout the United States with Cable TV, telephone and high speed internet service. No agreements, oral or written, have been entered into at the time of the press release.

A copy of the press release is attached hereto as Exhibit 99.2.

Item 6. Exhibits

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2		2	01/11/02
2.2	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2/A		2.2	08/02/02

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.3	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.	SB-2/A	2.2	04/24/03
2.4	Plan and agreement of reorganization between Competitive Companies, Inc. and CCI Acquisition Corp	8-K	10.1	05/09/05
3(i)	Articles of Competitive Companies, as amended	SB-2	3(I)	01/11/02
3(ii)	Bylaws of Competitive Companies	SB-2	3(II)	01/11/02
4	Rights and Preferences of Preferred Stock	SB-2	4	01/11/02
10.1	Partnership Agreement between Morris-Crocker Associates and WT&T Telecommunications, LP	SB-2	10.1	01/11/02
10.2	Partnership Agreement between Morris-Revocable Trust and WT&T Telecommunications, LP	SB-2	10.2	01/11/02
10.3	Partnership Agreement between Stephen P. Diamond and Suzanne Diamond and Huntington Telecommunication Partners	SB-2	10.3	01/11/02
10.4	Purchase Agreement between Personal Communications Spectrum V and Western Telephone and Television	SB-2	10.5a	01/11/02
10.5	Supply, Services and Management Agreement between Personal Communications Spectrum V and Competitive Companies, Inc	SB-2	10.5b	01/11/02
10.6	Asset Purchase Agreement between GST Universal Inc and Competitive Companies	SB-2	10.6a	01/11/02
10.7	Telephone and Television Lease and Access Agreement between Crow Canyon Developers Ltd. and GRI Telecommunications, Inc. (Promontory Point Apartments)	SB-2	10.6b	01/11/02
10.8	Telephone and Television Lease and Access Agreement between Crow Canyon Developers Ltd. and GRI Telecommunications, Inc. (Promontory View Apartments)	SB-2	10.6c	01/11/02
10.9	Employment Agreement between Competitive Companies and Larry Halstead	SB-2	10.7	01/11/02
10.10	Employment Agreement between Competitive Companies and David Kline	SB-2	10.9	01/11/02
10.11	Agreement with LCI Quest	SB-2	10.10	01/11/02
10.12	Carrier Services Agreement with Inet	SB-2	10.11	01/11/02

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
10.13	Sample Employee Option Agreement – 1998 Stock Plan		SB-2	10.12	01/11/02
10.14	Sample Consultant Option Agreement – 1999 Stock Plan		SB-2	10.13	01/11/02
10.15	Lease Agreement between Competitive Communications and Riverside Business Center		SB-2	10.15	01/11/02
10.16	Mississippi License Approval Letter		SB-2	10.16	01/11/02
10.17	California License Approval Letter		SB-2	10.17	01/11/02
10.18	Asset Purchase Agreement between Competitive Companies, Inc. and Voice, Video, and Data Services, Inc.		8-K	10.18	07/07/06
16.1	Letter from Kingery & Crouse, PA		8-K	16	02/22/06
16.2	Letter from Beckstead & Watts, LLP		8-K	16	03/15/06
16.3	Letter from Malone & Bailey, PC		8-K	16	07/20/06
31	Certification of Henri Hornby pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Henri Hornby pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Press Release Announcing New Contractor / Consultant	X
99.2	Press Release Announcing Discussion to Acquire New Residential Units	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPETITIVE COMPANIES, INC.

(Registrant)

By/s/ Henri Hornby

Henri Hornby, Chief Executive Officer

(On behalf of the Registrant

and as Principal Financial Officer)

Date: May 21, 2007