Form 10QSB
period 2007-06-30
COMPETITIVE COMPANIES INC
filed 2007-08-14
CIK 1161706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of Common Stock, $0.001 par value, outstanding on August 2, 2007, was 56,187,050 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐	No ☒

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Competitive Companies, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
Assets	(unaudited)

Current assets:
Cash	$3,501	$4,337
Accounts receivable, net of allowance for
doubtful accounts of $47,658 and $27,368	95,570	111,709
Prepaid expenses & other current assets	1,233	2,432
Total current assets	100,304	118,478

Fixed assets, net	101,240	111,270

Other assets:
Deposits	1,366	1,366

	$202,910	$231,114

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$137,761	$175,945
Accrued expenses & other liabilities	21,487	25,758
Customer deposits	41,500	37,500
Current maturities of long term debt	6,388	6,138
Total current liabilities	207,136	245,341

Long term debt, net of current maturities	19,066	22,324

Stockholders' equity (deficit):
Preferred stock, $0.001 par value 10,000,000 shares authorized:
Class B convertible, 4,000,000 shares issued and outstanding at June 30, 2007 and at
December 31, 2006	-	-
Class B convertible, 1,495,436 shares issued and outstanding at June 30, 2007 and at
December 31, 2006	1,495	1,495
Class C convertible, 1,000,000 shares issued and outstanding at June 30, 2007 and at
December 31, 2006	1,000	1,000
Common stock, $0.001 par value, 100,000,000 shares authorized, 55,517,050 and 52,197,050 shares issued and outstanding at June 30, 2007
and December 31, 2006	55,517	52,197
Subscription payable (440,000 shares)	44,000	-
Additional paid-in capital	2,569,972	2,241,292
Accumulated (deficit)	(2,695,276)	(2,332,535)
	(23,292)	(36,551)

	$202,910	$231,114

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc.
Statements of Operations
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue	$225,860	$314,582	$459,801	$600,195
Cost of sales	113,668	262,230	241,694	499,603

Gross profit	112,192	52,352	218,107	100,592

Expenses:
General and administrative expenses	160,972	51,275	297,329	176,655
Salaries and wages	114,637	38,386	237,462	227,184
Consulting fees	456	-	11,050	-
Depreciation	8,475	9,632	16,684	19,565
Bad debt	(3,309)	6,202	17,236	12,544
Total operating expenses	281,231	105,495	579,761	435,948

Net operating (loss)	(169,039)	(53,143)	(361,654)	(335,356)

Other income (expenses):
Other income	25	-	25	3,561
Interest expense	(544)	(12,449)	(1,112)	(25,770)
Total other income (expenses)	(519)	(12,449)	(1,087)	(22,209)

Net (loss)	$(169,558)	$(65,592)	$(362,741)	$(357,565)

Weighted average number of common shares
outstanding - basic and fully diluted	53,428,717	52,272,050	54,188,717	51,639,722

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc.
Consolidated Statements of Cash Flow
(unaudited)

	For the six months ended
	June 30,
	2007	2006

Cash flows from operating activities
Net (loss)	$(362,741)	$(357,565)
Adjustments to reconcile net (loss) to
net cash (used in) operating activities:
Depreciation	16,684	19,565
Share-based compensation	10,000	15,350
Provision for bad debt	17,236	12,544
Decrease (increase) in assets:
Accounts receivable	(1,097)	(25,840)
Prepaid expenses & other current assets	1,199	18,721
Increase (decrease) in liabilities:
Accounts payable	(38,184)	63,052
Accrued expenses	(4,271)	(7,932)
Customer deposits	4,000	6,748
Net cash (used in) operating activities	(357,174)	(255,357)

Cash flows from investing activities
Purchased of fixed assets	(6,654)	(7,615)
Net cash (used in) investing activities	(6,654)	(7,615)

Cash flows from financing activities
Principal payments of notes payable	(3,008)	(17,000)
Proceeds from issuance of common stock	366,000	324,550
Net cash provided by financing activities	362,992	307,550

Net increase in cash	(836)	44,578
Cash - beginning	4,337	5,279
Cash - ending	$3,501	$49,857

Supplemental disclosures:
Interest paid	$1,112	$25,770
Income taxes paid	$-	$-

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

Note 2 – Going Concern

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred continuous losses from operations, has an accumulated deficit of $2,695,276 and a working capital deficit of $106,832 at June 30, 2007, and has reported negative cash flows from operations over the last three years. In addition, the Company does not currently have the cash resources to meet their operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which they operate.!

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

Competitive Companies, Inc.

Notes to Consolidated Financial Statements

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 3 – Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2007	2006

Telecommunication equipment and computers	$274,008	$267,354
Furniture & Fixtures	3,353	3,353
Leasehold Improvements	13,539	13,539
	290,900	284,246

Less accumulated depreciation	(189,660)	(172,976)
	$101,240	$111,270

Depreciation expense totaled $16,684 and $19,565 for the six months ended June 30, 2007 and 2006, respectively.

Note 4 – Long Term Debt

Long-term debt consists of the following at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
Unsecured note payable to a stockholder, in original amount of $56,276, bearing interest at 8%, and carrying monthly principal and interest payments of $683 maturing February 23, 2011.	$ 25,454	$ 28,462
Less: current portion	6,388	6,138
Long-term debt, less current portion	$ 19,066	$ 22,324

Future maturities of long-term debt are as follows as of June 30:

2008	$ 6,388
2009	6,918
2010	7,492
2011	4,656
$ 25,454

Interest expense totaled $1,112 and $25,770 for the six months ended June 30, 2007 and 2006, respectively.

Competitive Companies, Inc.

Notes to Consolidated Financial Statements

Note 5 – Commitments

The Company leases its operating facility in Riverside California under a non-cancelable 5-year operating lease expiring December 14, 2011. The lease provides for increases in future minimum annual rental payments based on defined annual increases beginning with monthly payments of $2,433 and culminating in a monthly payment of $2,945 in 2011. Lease expense totaled $13,650 and $17,169 during the six months ended June 30, 2007 and 2006, respectively.

Future minimum lease payments required are as follow:

Year	Amount
2007	$ 15,671
2008	30,858
2009	32,394
2010	33,931
2001	32,394
Total	$ 145,248

Note 6 – Stockholders’ equity (deficit)

Common stock

During the six months ended June 30, 2007, the Company issued 3,220,000 shares of its $0.001 par value for cash totaling $322,000.

During the six months ended June 30, 2007, the Company issued 100,000 shares for consulting services valued at $10,000; the fair market value of the underlying shares.

During the six months ended June 30, 2007, the Company received $44,000 in exchange for 440,000 shares of its $0.001 par value common stock for subscriptions payable at June 30, 2007. Of the 440,000 shares, 140,000 shares remain un-issued as of the date of this report.

Note 7 – Subsequent Events

Subsequent to June 30, 2007, the Company received $37,000 in exchange for subscription agreements totaling 370,000 shares of its $0.001 par value common stock. The shares have since been issued prior to the date of this report.

Subsequent to June 30, 2007, the Company issued 300,000 shares of common stock for a subscription agreement that was authorized, but un-issued as of June 30, 2007.

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

During the third quarter of 2006, we also announced our intention to lease the first 20,000 Intellant antennas from Waylinks, Inc, which is expected to be available for deployment in 2007. Waylinks, patented antennas are wire replacement antenna that have the capacity to transmit bandwidth at a very high speed, which will help reduce costs of the “The Last Mile”. The Last Mile or final delivery of services has in the past always been one of the most costly parts of the telecom industry. The Waylinks Intellant is a network appliance that is used to provide high-speed wireless broadband to customers unable to receive cost effective service from the existing network. The Intellant is a landline replacement device for use to extend broadband access across free space.  The Intellant device works differently than the traditional wireless devices in that it not only receives the signal but actually amplifies the signal it receives and boosts it downline.

Hopefully, the Waylinks antenna will allow us to deliver VoIP phone service, high definition television service and internet service to customers living in the vicinity of the apartment complexes we service, at a reduced cost. We anticipate that the Intellant antennas will allow from point of presence (POP) and allow us to expand the bulk of our services beyond apartment complexes. If and when these become operational, the devices would combine to form a high-speed mesh wireless infrastructure.  CCI anticipates that this broadband infrastructure is capable of delivering broadband access to widely dispersed clients without the need for a tower-based distribution system.

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

In April 2006, we announced the addition of Mr. Tomberlin, who agreed to act as a consultant in helping to identify and develop new revenue sources. Through this relationship we entered into discussions to acquire the right to provide over 20,000 residential units throughout the U.S. with Cable TV, telephone and high speed internet services. However, subsequent to the quarter ended June 30, 2007, we terminated our relationship with Mr. Tomberlin. No agreements were ever finalized with regards to the 20,000 residential units.

Results of Operations for the Three Months Ended June 30, 2007 and 2006.

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2007 compared to June 30, 2006.

INCOME:

	The Three Months Ended June 30,		Increase / (Decrease)
	2007	2006	$	%
Revenues	$ 225,860	$ 314,582	$ (88,722)	(28%)

Cost of Sales	113,668	262,230	(148,562)	(57%)

Gross Profit	$ 112,192	$ 52,352	59,840	114%

Gross Profit Percentage of Revenue	50%	17%	--	33%

Revenues

Revenues for the three months ended June 30, 2007 were $225,860 compared to $314,582 in the three months ended June 30, 2006. This resulted in a decrease in revenues of $88,722, or 28%, from the same period one year ago. The primary reason for this decrease in revenues when compared to the same period last year was a result of no longer having the Kentucky operations. We have eliminated some sources of revenue but felt it was necessary to better manage our operations. During the second quarter we began the evaluation process of locating new revenues sources but have not been able to capitalize on any as of yet.

Cost of sales

Cost of sales for the three months ended June 30, 2007 was $113,668, a decrease of $148,562, or 57%, from $262,230 for the three months ended June 30, 2006. The decrease was due to eliminating underutilized circuits and also due to our efforts and our decision to continually manage and reduce costs, where applicable. Additionally, we had a reduction in costs associated with our previous Kentucky operations.

Gross profit

Gross profit as a percentage of revenue increased from 17% for the three months ended June 30, 2006 to 50% for the three months ended June 30, 2007. Although our top line revenues decreased, our gross profit increased as a result of better managing our cost of sales and with the sale of the Kentucky operations. We have made a strong effort to manage and reduce our cost of sales and during the three months ended June 30, 2007 we were able to proportionally decrease this percentage more than ever before.

EXPENSES:

	The Three Months Ended June 30,		Increase / (Decrease)
	2007	2006	$	%
General and Administrative expenses	$ 160,972	$ 51,275	$ 109,697	214%

Salaries and Wages	114,637	38,386	76,251	199%

Bad Debt	(3,309)	6,202	(9,511)	(153%)

Net Operating (Loss)	$ (169,039)	$ (53,143)	$ 115,896	218%

General and Administrative expenses

General and administrative expenses were $160,972 for the three months ended June 30, 2007 versus $51,275 for the three months ended June 30, 2006, which resulted in an increase of $109,697 or 214%. The increase was due to an increase in the Company’s advertising and promotional efforts as well as some consulting expenses, which we had not previously experienced during the same period in 2006.

Salaries and Wages

Salary and wage expenses were $114,637 for the three months ended June 30, 2007 versus $38,386 for the three months ended June 30, 2006. This resulted in an increase of $76,251, or 199%, over the same period in 2006. During the fourth quarter of 2006, we increased management’s salaries, which have carried through 2007 but were not experienced during the same period in 2006.

Bad Debt

Bad debt expenses for the three months ended June 30, 2007 decreased by $9,511 over the same period in 2006 as a result of recovering debt that we had previously written off.

Net Operating Loss

The net operating loss for the three months ended June 30, 2007 was $169,039, versus a net operating loss of $53,143 for the three months ended June 30, 2006, an increase in net loss of $115,896. This increase in net loss is primarily attributable to large increases experienced in our general and administrative expenses as well as our higher salaries and wage expenses.

Results of Operations for the Six Months Ended June 30, 2007 and 2006.

The following table summarizes selected items from the statement of operations for the six months ended June 30, 2007 compared to June 30, 2006.

INCOME:

	The Six Months Ended June 30,		Increase / (Decrease)
	2007	2006	$	%
Revenues	$ 459,801	$ 600,195	$ (140,394)	(23%)

Cost of Sales	241,694	499,603	(257,909)	(52%)

Gross Profit	$ 218,107	$ 100,592	117,515	117%

Gross Profit Percentage of Revenue	47%	17%	--	30%

Revenues

Revenues for the six months ended June 30, 2007 were $459,801 compared to $600,195 in the six months ended June 30, 2006. This resulted in a decrease in revenues of $140,394, or 23%, from the same period one year ago. The primary reason for this decrease in revenues when compared to the same period last year was a result of no longer having the Kentucky operations.

We have eliminated some sources of revenue but felt it was necessary to better manage our operations. As mentioned above, we began during the second quarter the evaluation process of locating new revenues sources but have not been able to capitalize on any as of yet.

Cost of sales

Cost of sales for the six months ended June 30, 2007 was $241,694, a decrease of $257,909, or 52%, from $499,603 for the six months ended June 30, 2006. The decrease was due to eliminating underutilized circuits and also due to our efforts and our decision to continually to manage and reduce cost, where applicable. Additionally, we no longer have costs associated with our previous Kentucky operations, which had been previously experienced during the 2006 year.

Gross profit

Gross profit as a percentage of revenue increased from 17% for the six months ended June 30, 2006 to 47% for the six months ended June 30, 2007. Although our top line revenues decreased, our gross profit increased as a result of better managing our cost of sales and with the sale of the Kentucky operations. As mentioned above, we have made a strong effort to manage and reduce our cost of sales, which ultimately increased our gross profit percentage of revenue.

EXPENSES:

	The Six Months Ended June 30,		Increase / (Decrease)
	2007	2006	$	%
General and Administrative expenses	$ 297,329	$ 176,655	$ 120,674	68%

Salaries and Wages	237,462	227,184	10,278	5%

Depreciation	16,684	19,565	(2,881)	(15%)

Bad Debt	17,236	12,544	4,692	37%

Net Operating (Loss)	$ (361,654)	$ (335,356)	$ 26,298	8%

General and Administrative expenses

General and administrative expenses were $297,329 for the six months ended June 30, 2007 versus $176,655 for the six months ended June 30, 2006, which resulted in an increase of $120,674 or 68%. The increase was due primarily because of an increase in the Company’s advertising and promotional efforts.

Salaries and Wages

Salary and wage expenses were $237,462 for the six months ended June 30, 2007 versus $227,184 for the three months ended June 30, 2006. This resulted in an increase of $10,278, or 5%, over the same period in 2006. As mentioned above we increased management’s salaries during the last quarter of 2006 and those have carried forward through the first two quarters of 2007. We expect that we may need to increase our personnel in the future if we continue to expand our operations and prepare for our entry into the VoIP field.

Depreciation

Depreciation expenses were $16,684 for the six months ended June 30, 2007 versus $19,565 for the six months ended June 30, 2006. This resulted in a decrease of $2,881, or 15%, over the same period in 2006. The decrease was due to no new assets being acquired and the decrease was normal depreciation.

Bad Debt

Bad debt expenses for the six months ended June 30, 2007 were $17,236 as compared to $12,544 for the same period in 2006, which resulted in an increase of $4,692. The increase was primarily due to an increase in the Company’s allowance for doubtful accounts, which was increased to provide an additional allowance to cover the increased number of accounts that have been sent to a third party collection agency for further collection efforts.

Net Operating Loss

The net operating loss for the six months ended June 30, 2007 was $361,654, versus a net operating loss of $335,356 for the six months ended June 30, 2006, an increase in net loss of $26,298. This increase in net loss is primarily attributable to large increases experienced in our general and administrative expenses as well as our higher salaries and wage expenses.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at June 30, 2007 compared to December 31, 2006.

	June 30, 2007	December 31, 2006	Increase / (Decrease)
			$	%

Current Assets	$100,304	$118,478	$(18,174)	(15%)

Current Liabilities	$207,136	$267,665	$(60,529)	(23%)

Working Capital (Deficit)	$(106,832)	$(149,187)	$(42,355)	(28%)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. As of June 30, 2007, we had current assets of $100,304 and current liabilities of $207,136, which resulted in a working capital deficit of $106,832. Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.

Our future capital requirements will depend on many factors, including the expansion of our VoIP services; actual usage of Waylinks’ antennas; the cost and availability of third-party financing for development; addition of new revenue sources; and administrative and legal expenses. We have conducted a private placement of equity shares at $0.10 per share during the last two quarters of 2006 and through the first two quarters of 2007. Upon closing the first private placement, we had sold approximately 1,950,000 shares to 16 accredited investors. At the end of the first quarter we began another private placement of equity shares at $0.10 per share. As of the time of this filing we have sold approximately 2,640,000 shares pursuant to the second private placement and we have raised a total of $322,000 in cash from both private placements. However, should we not be able to co! ntinue to secure additional financing when needed, we may be required to slow down or suspend our growth or reduce the scope of our current operations, any of which would have a material adverse effect on our business.

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

Going Concern

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred continuous losses from operations, has an accumulated deficit of $2,695,276 and a working capital deficit of $106,832 at June 30, 2007, and has reported negative cash flows from operations over the last three years. In addition, the Company does not currently have the cash resources to meet their operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which t! hey operate.

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

Recent Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement 115” that provides companies with an option to report certain financial assets and liabilities in their entirety at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The fair value option may be applied instrument by instrument, and may be applied only to entire instruments. A business entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We are evaluating SFAS 159 and have not yet determined the impact the adoption will have on the consolidated financial! statements.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition for tax related positions.  FIN 48 becomes effective for the Company on January 1, 2007.  The Company is currently in the process of determining the effect, if any; the adoption of FIN 48 will have on the consolidated financial statements.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

Risks Relating with Our Business and Marketplace

We have incurred losses since inception and expect to incur losses for the foreseeable future. In addition, our poor financial condition raises substantial doubt about our ability to continue as a going concern.

Our net operating losses for the year ended December 31, 2006 totaled $493,186. As of June 30, 2007, we only had $3,501 in cash available to finance our operations and a working capital deficit of $106,832. Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of securities to satisfy working capital requirements. We will continue to be dependent upon the proceeds of future offerings or public offerings to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy. There can be no assurance that we will be able to raise the necessary capital to continue operations.

Our ability to continue as a going concern is dependent on our ability to raise funds to finance ongoing operations; however we may not be able to raise sufficient funds to do so. Our independent auditors have indicated that there is substantial doubt about our ability to continue as a going concern over the next twelve months. Because of these factors, an investor cannot determine if and when we will become profitable and therefore runs the risk of losing their investment.

If we are unable to obtain additional funding, our business operations will be harmed and if we do obtain additional financing our then existing stockholders may suffer substantial dilution.

We will require additional funds to expand our operations. We anticipate that we will require up to approximately $700,000 to fund our continued operations for the next twelve months, depending on revenue from operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing stockholders.

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

The telecommunications industry is highly competitive. Many of our current and potential competitors have financial, personnel and other resources, including brand name recognition, substantially greater than ours, as well as other competitive advantages over us. Certain competitors may be able to secure product from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, and adopt more aggressive pricing than we will. Competition within our industry is characterized by price and the ability to offer enhanced services, which we may not be able to do as well as our competitors. There can be no assurance we will be able to compete successfully against these competitors, which ultimately may have a materially adverse effect on our business, results of operations, financial condition and potential products in the future.

Our limited resources may prevent us from retaining key employees or inhibit our ability to hire and train a sufficient number of qualified management, professional, technical and regulatory personnel.

Our success may also depend on our ability to attract and retain other qualified management and personnel familiar in telecommunications industry. Currently, we have a limited number of personnel that are required to perform various roles and duties as a result of our limited financial resources. We intend to use the services of independent consultants and contractors to perform various professional services, when appropriate to help conserve our capital. However, if and when we determine to acquire additional personnel, we will compete for such persons with other companies and other organizations, some of which have substantially greater capital resources than we do. We cannot give you any assurance that we will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable us to conduct our business.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, NASD has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board. We have had one late filing and have once been removed from the OTC Bulletin Board in the last year. Therefore, we must not have two more late filings within the next two years or have our securities removed from the OTC Bulletin Board again, otherwise we will be in jeopardy of being dequoted from the OTC Bulletin Board for a one year period. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Competitive Companies; (ii) provide reasonable assurance that transactions are recorded as necessary to p! ermit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Competitive Companies are being made only in accordance with authorizations of management and directors of Competitive Companies, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Competitive Companies’ assets that could have a material effect on the financial statements.

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

In addition to the “penny stock” rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ! ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Henri Hornby, our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Mr. Hornby, our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings. There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affecte! d, or reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Towards the end of the first quarter and into the second quarter we began conducting a second private placement of equity shares at $0.10 per share. As of the quarter ended June 30, 2007 we sold approximately 2,310,000 shares to 14 accredited investors for approximate proceeds of $231,000. Of the 2,310,000 shares sold, 140,000 shares remain unissued as of the date of this report.

We believe that the sale of the shares described above was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The shares were sold directly by us to accredited investors and did not involve a public offering or general solicitation. The purchasers of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the purchasers, immediately prior to selling the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The purchasers had the opportunity to speak with our management on sever! al occasions prior to their investment decision.

Subsequent Issuances

Subsequent to the second quarter of 2007, we continued to conduct the private placement of equity shares at $0.10 per share. As of the date of this report we have sold an additional 370,000 shares to 3 accredited investors.

We believe that the sale of the shares described above was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The shares were sold directly by us to accredited investors and did not involve a public offering or general solicitation. The purchasers of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the purchasers, immediately prior to selling the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The purchasers had the opportunity to speak with our management on sever! al occasions prior to their investment decision.

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

Date: August 14, 2007