Form 10QSB
period 2007-09-30
COMPETITIVE COMPANIES INC
filed 2007-11-14
CIK 1161706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

4695 MacArthur Court, 11th Floor

Newport Beach, CA 92660

(949) 798-5541

Fax (949)258-5112

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

The number of shares of Common Stock, $0.001 par value, outstanding on November 6, 2007, was 56,187,050 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐	No ☒

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Competitive Companies, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
Assets	(unaudited)	(audited)

Current assets:
Cash	$1,416	$4,337
Accounts receivable, net of allowance for
doubtful accounts of $63,985 and $27,368	91,049	111,709
Prepaid expenses & other current assets	2,432	2,432
Total current assets	94,897	118,478

Fixed assets, net	95,255	111,270

Other assets:
Deposits	1,366	1,366

	$191,518	$231,114

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$144,081	$175,945
Accrued expenses & other liabilities	15,958	25,758
Customer deposits	41,710	37,500
Note payable, related party	5,000	-
Current maturities of long term debt	6,547	6,138
Total current liabilities	213,296	245,341

Long term debt, net of current maturities	17,357	22,324

Stockholders' equity (deficit):
Preferred stock, $0.001 par value 10,000,000 shares
authorized:
Class A convertible, 4,000,000 shares authorized; zero issued and outstanding at September 30, 2007 and December 31, 2006	-	-
Class B convertible, 1,495,436 shares issued and outstanding at September 30, 2007 and December 31, 2006	1,495	1,495
Class C convertible, 1,000,000 shares issued and outstanding at September 30, 2007 and December 31, 2006	1,000	1,000
Common stock, $0.001 par value, 100,000,000 shares authorized, 56,187,050 and 52,197,050 shares issued and outstanding at September 30, 2007 and December 31, 2006	56,187	52,197
Subscription payable (140,000 and -0- shares, respectively)	14,000	-
Additional paid-in capital	2,636,302	2,241,292

Accumulated (deficit)	(2,748,119)	(2,332,535)
	(39,135)	(36,551)

	$191,518	$231,114

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc.
Statements of Operations
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue	$214,756	$163,694	$674,557	$763,889
Cost of sales	110,905	77,690	352,599	577,293

Gross profit	103,851	86,004	321,958	186,596

Expenses:
General and administrative	75,907	35,387	373,236	213,221
Salaries and wages	59,579	55,244	297,041	282,427
Consulting fees	509	-	11,559	-
Depreciation	8,214	(3,123)	24,898	16,442
Bad debt	11,945	5,796	29,181	18,341
Total operating expenses	156,154	93,304	735,915	530,431

Net operating (loss)	(52,303)	(7,300)	(413,957)	(343,835)

Other income (expenses):
Other income	-	2,994	25	6,555
Interest expense	(540)	(8,861)	(1,652)	(34,630)
Total other income (expenses)	(540)	(5,867)	(1,627)	(28,075)

Net (loss)	$(52,843)	$(13,167)	$(415,584)	$(371,910)

Weighted average number of common shares outstanding -
basic and fully diluted	56,066,833	51,100,311	54,823,962	51,270,139

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc.
Consolidated Statements of Cash Flow
(unaudited)

	For the nine months ended
	September 30,
	2007	2006

Cash flows from operating activities
Net (loss)	$(415,584)	$(371,910)
Adjustments to reconcile net (loss) to
net cash (used in) operating activities:
Depreciation	24,898	16,442
Share-based compensation	10,000	62,500
Provision for bad debt	29,181	(13,851)
Decrease (increase) in assets:
Accounts receivable	(8,521)	29,161
Prepaid expenses & other current assets	-	(31,295)
Increase (decrease) in liabilities:
Accounts payable	(31,864)	(339)
Accrued expenses	(9,800)	(16,198)
Customer deposits	4,210	(157)
Net cash (used in) operating activities	(397,480)	(325,647)

Cash flows from investing activities
Purchased of fixed assets	(8,883)	(7,609)
Net cash (used in) investing activities	(8,883)	(7,609)

Cash flows from financing activities
Principal payments on capital leases	-	(11,447)
Proceeds from note payable, related party	5,000	-
Principal payments on notes payable	(4,558)	(7,762)
Proceeds from issuance of common stock	403,000	350,900
Net cash provided by financing activities	403,442	331,691

Net increase in cash	(2,921)	(1,565)
Cash - beginning	4,337	5,279
Cash - ending	$1,416	$3,714

Supplemental disclosures:
Interest paid	$1,577	$2,213
Income taxes paid	$-	$-

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

Note 2 – Going Concern

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred continuous losses from operations, has an accumulated deficit of $2,748,119 and a working capital deficit of $118,399 at September 30, 2007, and has reported negative cash flows from operations over the last three years. In addition, the Company does not currently have the cash resources to meet their operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which they operate.

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

Note 3 – Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2007	2006

Telecommunication equipment and computers	$276,238	$267,354
Furniture & Fixtures	3,353	3,353
Leasehold Improvements	13,539	13,539
	293,130	284,246

Less accumulated depreciation	(197,875)	(172,976)
	$95,255	$111,270

Depreciation expense totaled $24,898 and $16,442 for the nine months ended September 30, 2007 and 2006, respectively.

Note 4 – Note Payable, Related Party

Unsecured note payable to an Officer of the Company, in original amount of $5,000, bearing interest at 18% due on demand. Interest of $37 has been accrued as of September 30, 2007 on the August 17, 2007 loan.

Note 5 – Long Term Debt

Long-term debt consists of the following at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
Unsecured note payable to a stockholder, in original amount of $56,276, bearing interest at 8%, and carrying monthly principal and interest payments of $683 maturing February 23, 2011.	$ 23,904	$ 28,462
Less: current portion	6,547	6,138
Long-term debt, less current portion	$ 17,357	$ 22,324

Competitive Companies, Inc.

Notes to Consolidated Financial Statements

Future maturities of long-term debt are as follows as of September 30:

2008	$ 6,547
2009	7,057
2010	7,643
2011	2,657
$ 23,904

Interest expense totaled $1,652 and $34,630 for the nine months ended September 30, 2007 and 2006, respectively.

Note 6 – Commitments

The Company leases its operating facility in Riverside California under a non-cancelable 5-year operating lease expiring December 14, 2011. The lease provides for increases in future minimum annual rental payments based on defined annual increases beginning with monthly payments of $2,433 and culminating in a monthly payment of $2,945 in 2011. Total lease expense, including leases paid under various other short term cancelable leases amounted to $25,391 and $26,491 during the nine months ended September 30, 2007 and 2006, respectively.

Future minimum lease payments required are as follow:

Year	Amount
2007	$ 7,426
2008	30,858
2009	32,394
2010	33,931
2011	32,394
Total	$137,003

Note 7 – Stockholders’ equity (deficit)

Common stock

During the three months ended March 31, 2007, the Company issued 100,000 shares for consulting services valued at $10,000; the fair market value of the underlying shares.

During the three months ended March 31, 2007, the Company issued 2,250,000 shares of its $.001 par value for cash totaling $225,000.

During the three months ended March 31, 2007, CCI received $10,000 in exchange for 100,000 shares of its $.001 par value common stock for subscriptions payable. The shares remain un-issued as of the date of this report.

During the three months ended June 30, 2007, the Company issued 1,270,000 shares of its $.001 par value for cash totaling $127,000.

Competitive Companies, Inc.

Notes to Consolidated Financial Statements

During the three months ended June 30, 2007, CCI received $4,000 in exchange for 40,000 shares of its $.001 par value common stock for subscriptions payable. The shares remain un-issued as of the date of this report.

During the three months ended September 30, 2007, the Company issued 370,000 shares of its $.001 par value for cash totaling $37,000.

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

On May 5, 2005, CCI merged with CA Networks, Inc. (“CAN”), which provided retail local and long distance telephone service and DSL Internet service in Kentucky. The company operated as “The Telephone Company” in Kentucky and had been providing retail service since November 2004. According to the terms of the Merger Agreement and Plan of Reorganization we agreed to issue to the shareholders of CAN 40,599,999 shares of common stock of CCI in exchange for 100% of CAN.

CURRENT OPERATIONS

CCI acts as a holding company for its operating subsidiaries: Competitive Communications, Inc. (“Competitive Communications”), which is an approved and regulated local and long distance telephone company in California, Mississippi and Kentucky; and CCI Residential Services Inc. (“CCI Residential”), which is a non-regulated telephone company providing local and long distance telephone service, high-speed Internet and cable television service to large apartment complexes in California, Alabama, and Mississippi.

CCI no longer has operations within Kentucky and has focused on continuing its operations of providing telecommunications services to California, Alabama, and Mississippi. The telecommunications products and services provided by the company and its subsidiaries include local telephone services, domestic and international long distance services, and enhanced voice, data and Internet services, and Cable TV service primarily to residents of apartment complexes, retail businesses and residential users. We operate in both a regulated and non-regulated environment. Competitive Communications is regulated whereas CCI Residential is unregulated.

During the third quarter of 2006, we also announced our intention to lease the first 20,000 Intellant antennas from Waylinks, Inc, which is expected to be available for deployment sometime in the near future. Waylinks, patented antennas are wire replacement antenna that have the capacity to transmit bandwidth at a very high speed, which will help reduce costs of the “The Last Mile”. The Last Mile or final delivery of services has in the past always been one of the most costly parts of the telecom industry. The Waylinks Intellant is a network appliance that is used to provide high-speed wireless broadband to customers unable to receive cost effective service from the existing network. The Intellant is a landline replacement device for use to extend broadband access across free space.  The Intellant device works differently than the traditional wireless devices in that it not only receives the signal but actually amplifies the signal it receives and boosts it downline.

It is our belief, the Waylinks antenna will allow us to deliver VoIP phone service, high definition television service and internet service to customers living in the vicinity of the apartment complexes we service, at a reduced cost. We anticipate that the Intellant antennas will allow from point of presence (POP) and allow us to expand the bulk of our services beyond apartment complexes. If and when these become operational, the devices would combine to form a high-speed mesh wireless infrastructure.  CCI anticipates that this broadband infrastructure is capable of delivering broadband access to widely dispersed clients without the need for a tower-based distribution system.

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

In April 2006, we announced the addition of Mr. Tomberlin, who agreed to act as a consultant in helping to identify and develop new revenue sources. Through this relationship we entered into discussions to acquire the right to provide over 20,000 residential units throughout the U.S. with Cable TV, telephone and high speed internet services. However, during the third quarter, we terminated our relationship with Mr. Tomberlin and no agreements were ever finalized with regards to the 20,000 residential units.

Results of Operations for the Three Months Ended September 30, 2007 and 2006.

The following table summarizes selected items from the statement of operations for the three months ended September 30, 2007 compared to September 30, 2006.

INCOME:

	The Three Months Ended September 30,		Increase / (Decrease)
	2007	2006	$	%
Revenues	$ 214,756	$ 163,694	51,062	31%

Cost of Sales	110,905	77,690	33,215	43%

Gross Profit	$ 103,851	$ 86,004	17,847	21%

Gross Profit Percentage of Revenue	48%	53%	--	(5%)

Revenues

Revenues for the three months ended September 30, 2007 were $214,756 compared to $163,694 in the three months ended September 30, 2006. This resulted in an increase in revenues of $51,062, or 31%, from the same period one year ago. During the three months ended September 30, 2006, we had recently sold our Kentucky operations and had eliminated some sources of revenue. However, since that time period we have obtained additional customers and have focused on maintaining the revenues sources of our core business.

Cost of sales

Cost of sales for the three months ended September 30, 2007 was $110,905, an increase of $33,215, or 43%, from $77,690 for the three months ended September 30, 2006. As mentioned above, during the three months ended September 30, 2006 we had lower than expected cost of sales as a result of recently eliminating the Kentucky operations. The cost of sales experienced during the three months ended September 30, 2007 are more typical of our cost of sales for the business and revenues sources currently in place.

Gross profit

Gross profit for the three months ended September 30, 2007 was $103,851 as compared to $86,004 for the same period ended September 30, 2006. However, gross profit as a percentage of revenue decreased from 53% for the three months ended September 30, 2006 to 48% for the three months ended September 30, 2007. Although our top line revenues increased, our gross profit decreased as a result of having slightly higher cost of sales during this quarter. We have made strides to better manage and reduce our cost of sales where available and therefore we were able to have only a slight decrease in our gross profit as it proportionally related to our revenues.

EXPENSES:

	The Three Months Ended September 30,		Increase / (Decrease)
	2007	2006	$	%
General and Administrative expenses	$ 75,907	$ 35,387	40,520	115%

Salaries and Wages	$ 59,579	$ 55,244	4,335	8%

Depreciation	$ 8,214	$ (3,123)	11,337	363%

Bad Debt	$ 11,945	$ 5,796	6,149	106%

Net Operating (Loss)	$ (52,303)	$ (7,300)	45,003	616%

General and Administrative expenses

General and administrative expenses were $75,907 for the three months ended September 30, 2007 versus $35,387 for the three months ended September 30, 2006, which resulted in an increase of $40,520 or 115%. The increase was due to an increase in the Company’s advertising and promotional efforts as well as consulting expenses, which we had not previously experienced during the same period in 2006.

Salaries and Wages

Salary and wage expenses were $59,579 for the three months ended September 30, 2007 versus $55,244 for the three months ended September 30, 2006. This resulted in an increase of $4,335, or 8%, over the same period in 2006. During the fourth quarter of 2006, we increased management’s salaries, which have carried through 2007. At this point in time we believe we have stabilized our salary and wage expenses unless our operations were to significantly increase, which may cause us to hire additional personnel.

Depreciation

Depreciation expense was $8,214 for the three months ended September 30, 2007 compared to a negative $3,123 for the three months ended September 30, 2006. The increase is a result of additional fixed assets being acquired during late 2006. We do not anticipate any extraordinary acquisition of assets in the upcoming months and therefore we also expect our depreciation expense to normalize over future periods based on our existing fixed asset base.

Bad Debt

Bad debt expenses for the three months ended September 30, 2007 increased by $6,149 over the same period in 2006. The increase was primarily due to an increase in the Company’s allowance for doubtful accounts. We increased the additional allowance to cover the increased number of accounts that have been sent to a third party collection agency for further collection efforts.

Net Operating Loss

The net operating loss for the three months ended September 30, 2007 was $52,303, versus a net operating loss of $7,300 for the three months ended September 30, 2006, an increase in net loss of $45,003. This increase in net loss is primarily attributable to large increases experienced in depreciation expenses as well as having higher general and administrative expenses as well as higher salaries and wage expenses.

Results of Operations for the Nine Months Ended September 30, 2007 and 2006.

The following table summarizes selected items from the statement of operations for the nine months ended September 30, 2007 compared to September 30, 2006.

INCOME:

	The Nine Months Ended September 30,		Increase / (Decrease)
	2007	2006	$	%
Revenues	$ 674,557	$ 763,889	(89,332)	(12%)

Cost of Sales	352,599	577,293	(224,694)	(39%)

Gross Profit	$ 321,958	$ 186,596	135,362	73%

Gross Profit Percentage of Revenue	48%	24%	--	24%

Revenues

Revenues for the nine months ended September 30, 2007 were $674,557 compared to $763,889 in the nine months ended September 30, 2006. This resulted in a decrease in revenues of $89,332, or 12%, from the same period one year ago. The primary reason for this decrease in revenues when compared to the same period last year was a result of no longer having the Kentucky operations, which provided additional revenues during the first half of 2006. We eliminated some sources of revenue but felt it was necessary to better manage our operations and hope to find some additional revenue sources in the future.

Cost of sales

Cost of sales for the nine months ended September 30, 2007 was $352,599, a decrease of $224,694, or 39%, from $577,293 for the nine months ended September 30, 2006. The decrease over the nine months in 2007 was due to eliminating underutilized circuits and also due to our efforts and the decision to continually manage and reduce costs, where applicable. Additionally, we no longer have costs associated with our previous Kentucky operations, which had been previously experienced during the 2006 year.

Gross profit

Gross profit as a percentage of revenue increased from 24% for the nine months ended September 30, 2006 to 48% for the nine months ended September 30, 2007. Although our top line revenues decreased, our gross profit increased as a result of better managing our cost of sales. As mentioned above, we have made a strong effort to manage and reduce our cost of sales, which ultimately increased our gross profit percentage of revenue over the last nine months of 2007.

EXPENSES:

	The Nine Months Ended September 30,		Increase / (Decrease)
	2007	2006	$	%
General and Administrative expenses	$ 373,236	$ 213,221	160,015	75%

Salaries and Wages	$ 297,041	$ 282,427	14,614	5%

Consulting Fees	$ 11,559	$ -0-	11,559	--

Depreciation	$ 24,898	$ 16,442	8,456	51%

Bad Debt	$ 29,181	$ 18,341	10,840	59%

Net Operating (Loss)	$ (413,957)	$ (343,835)	70,122	20%

General and Administrative expenses

General and administrative expenses were $373,236 for the nine months ended September 30, 2007 versus $213,221 for the nine months ended September 30, 2006, which resulted in an increase of $160,015 or 75%. The increase was due primarily because of an increase in the Company’s advertising and promotional efforts.

Salaries and Wages

Salary and wage expenses were $297,041 for the nine months ended September 30, 2007 versus $282,427 for the nine months ended September 30, 2006. This resulted in an increase of $14,614, or 5%, over the same period in 2006. As mentioned above we increased management’s salaries during the last quarter of 2006 and those have carried forward through 2007. We expect that we may need to increase our personnel in the future if we expand our operations and if and when we prepare for our entry into the VoIP field.

Consulting Fees

Consulting fees were $11,559 for the nine months ended September 30, 2007 compared to no consulting fees for the nine months ended September 30, 2006. During the past nine months that majority of our consulting fees related to our agreement with Mr. Tomberlin, which has since ceased.

Depreciation

Depreciation expenses were $24,898 for the nine months ended September 30, 2007 versus $16,442 for the nine months ended September 30, 2006. This resulted in an increase of

$8,456, or 51%, over the same period in 2006. The increase was due to new assets being acquired late in 2006.

Bad Debt

Bad debt expenses for the nine months ended September 30, 2007 were $29,181 as compared to $18,341 for the same period in 2006, which resulted in an increase of $10,840. During the last nine months, we increased the additional allowance to cover the increased number of accounts that have been sent to a third party collection agency for further collection efforts.

Net Operating Loss

The net operating loss for the nine months ended September 30, 2007 was $413,957, versus a net operating loss of $343,835 for the nine months ended September 30, 2006, an increase in net loss of $70,122. This increase in net loss is primarily attributable to the increases experienced in our general and administrative expenses as well as our higher depreciation and bad debt expenses.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at September 30, 2007 compared to December 31, 2006.

	September 30, 2007	December 31, 2006	Increase / (Decrease)
			$	%

Current Assets	$95,255	$118,478	(23,223)	(20%)

Current Liabilities	$213,296	$267,665	(54,369)	(20%)

Working Capital (Deficit)	$(118,041)	$(149,187)	(31,146)	(21%)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. As of September 30, 2007, we had current assets of $95,255 and current liabilities of $213,296, which resulted in a working capital deficit of $118,041. Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.

Our future capital requirements will depend on many factors, including the expansion of our VoIP services; actual usage of Waylinks’ antennas; the cost and availability of third-party financing for development; addition of new revenue sources; and administrative and legal expenses. We have conducted a private placement of equity shares at $0.10 per share through the first three quarters of 2007. As of the time of this filing we have sold approximately

2,640,000 shares and we have raised a total of $264,000 in cash pursuant to this private placement. Also during the quarter ended September 30, 2007, we entered into an unsecured note payable with an officer in the amount of $5,000. The note bears an annual interest rate of 18%. However, should we not be able to continue to secure additional financing when needed, we may be required to slow down or suspend our growth or reduce the scope of our current operations, any of which would have a material adverse effect on our business.

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

Going Concern

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred continuous losses from operations, has an accumulated deficit of $2,748,119 and a working capital deficit of $118,399 at September 30, 2007, and has reported negative cash flows from operations over the last three years. In addition, the Company does not currently have the cash resources to meet their operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which they operate.

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

Recent Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement 115” that provides companies with an option to report certain financial assets and liabilities in their entirety at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The fair value option may be applied instrument by instrument, and may be applied only to entire instruments. A business entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We are evaluating SFAS 159 and have not yet determined the impact the adoption will have on the consolidated financial statements.

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

Our net operating losses for the year ended December 31, 2006 totaled $493,186. As of September 30, 2007, we only had $1,416 in cash available to finance our operations and a working capital deficit of $118,399. Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of securities and recent loans to from an officer to satisfy working capital requirements. We will continue to be dependent upon the proceeds of future offerings or public offerings to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy. There can be no assurance that we will be able to raise the necessary capital to continue operations.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board. We have had one late filing and have once been removed from the OTC Bulletin Board in the last year. Therefore, we must not have two more late filings within the two year period or have our securities removed from the OTC Bulletin Board again, within the two year period, otherwise we will be in jeopardy of being dequoted from the OTC Bulletin Board for a one year period. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, Henri Hornby evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Subsequently to the period ended September 30, 2007, Mr. Hornby resigned as our Chief Executive Officer and Principal Financial Officer and Mr. Jerald Woods was appointed to fill the vacancies left by Mr. Hornby. As of November 12, 2007, Mr. Woods performed another evaluation as to the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) covered by this Report. Based on the evaluation, Mr. Hornby and later Mr. Woods concluded that our disclosure controls and procedures are effective in timely alerting each of them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of the quarter ended September 30, 2007 we have sold a total of 2,640,000 shares to 16 accredited investors for approximate proceeds of $264,000 under this private placement. Currently 40,000 shares remain unissued as of the date of this report.

During the quarter ended September 30, 2007, we continued to conduct the private placement of equity shares at $0.10 per share. During the third quarter we sold and issued an additional 370,000 shares to 3 accredited investors.

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

Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointments of Principal Officers

(b) Resignation of Officer and Director

On November 12, 2007, Mr. Henri Hornby gave the Company notice of his resignation from his position as Chief Executive Officer, Principal Financial Officer and as a member of our Board of Directors, due to health reasons and effective immediately. The vacancy created on the Board of Directors by Mr. Hornby’s resignation will remain vacant until further notice.

(c) Appointment of Officer

Upon the notice of Mr. Hornby’s resignation, the Board of Directors appointed Mr. Jerald Woods to serve as the interim Chief Executive Officer and the Principal Financial Officer. Mr. Woods will serve until the next stockholder’s meeting or a respective successor can be appointed.

Jerald Woods, age 56, was the Vice President and Director of CA Networks, Inc. and subsequent to the merger of CCI and CA Networks, Inc. he has remained in these positions at CCI. Prior to the merger, Mr. Woods served as a telecommunications consultant for Competitive Companies. From 1994 to 2000 he was an Officer and Director of APMSAFE.COM (American Privacy Management, Inc.), a private company engaged in the computer encryption business. From 1988 to 1994, he was Chairman and Director for American Digital Communications, Inc. From 1984 to 1989, he hosted and produced “Breakthroughs in Technology,” an investment program specializing in high technology companies. He currently is President of JLW Communications Services. He also serves as a Director for Pico Medical located in Bethesda, Maryland.

Item 6. Exhibits

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2		2	01/11/02
2.2	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2/A		2.2	08/02/02

2.3	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2/A	2.2	04/24/03
2.4	Plan and agreement of reorganization between Competitive Companies, Inc. and CCI Acquisition Corp		8-K	10.1	05/09/05
3(i)	Articles of Competitive Companies, as amended		SB-2	3(I)	01/11/02
3(ii)	Bylaws of Competitive Companies		SB-2	3(II)	01/11/02
4	Rights and Preferences of Preferred Stock		SB-2	4	01/11/02
31	Certification of Jerald Woods pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Jerald Woods pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPETITIVE COMPANIES, INC.

(Registrant)

By:/s/ Jerald Woods

Jerald Woods, Chief Executive Officer

(On behalf of the Registrant

and as Principal Financial Officer)

Date: November 13, 2007