Form 10-K
period 2007-12-31
COMPETITIVE COMPANIES INC
filed 2008-03-31
CIK 1161706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Fax (949) 258-5112

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒             No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The issuer’s revenues for its most recent fiscal year ended December 31, 2007. $884,999.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity, as of March 24, 2008 was $1,147,215.54 based on a share value of $0.03.

The number of shares of Common Stock, $0.001 par value, outstanding on March 24, 2008 was 56,707,050 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐	No ☒

COMPETITIVE COMPANIES, INC.

FOR THE YEAR ENDED

DECEMBER 31, 2007

Index to Report

on Form 10-KSB

PART I	Page(s)
Item 1.	Description of Business	2
Item 2.	Description of Property	11
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	11

PART II

PART III

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

(a) Business Development

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

On May 5, 2005, CCI merged with CA Networks, Inc. (“CAN”), which provided retail local and long distance telephone service and DSL Internet service in Kentucky. The company operated as “The Telephone Company” in Kentucky and provided retail service starting in November of 2004. According to the terms of the Merger Agreement and Plan of Reorganization we agreed to issue to the shareholders of CAN 40,599,999 shares of common stock of CCI in exchange for 40,599,999 shares of common stock of CAN. In the second quarter of 2006, we sold The Telephone Company to a company owned by Mr. Russ Preston, an affiliate of the Company and currently do not have operations within Kentucky.

For the years ended December 31, 2007 and 2006, we incurred net losses of $438,436 and $179,723, respectively. Our accumulated deficit at the end of December 31, 2007 was $2,770,971. These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months. See Note 2 to the accompanying financial statements for a discussion of management’s plans for the next twelve months.

(b) Our Business

CCI is a Nevada publicly traded corporation and is essentially a holding company for its operating subsidiary, Competitive Communications, Inc. (“Competitive Communications”), which is an approved and regulated local and long distance telephone company in California and Mississippi, and CCI Residential Services Inc. (“CCI Residential”), which is a non-regulated telephone company providing local and long distance telephone service, high-speed Internet and cable television service to large apartment complexes in California, Alabama, and Mississippi.

CCI provides telecommunications services primarily to residents of apartment complexes, retail businesses and residential users, in primary and secondary metropolitan areas of California, Alabama, and Mississippi. CCI currently provide telephone service to approximately 739 customers at 7 apartment complexes and provide television service to approximately 590 customers at 3 properties. Additionally, CCI provides high-speed internet to 5 properties. It operates in both a regulated and non-regulated environment. Competitive Communications is regulated; CCI Residential is unregulated. The telecommunications products and services provided by the company and its subsidiary includes local telephone services, domestic and international long distance services, and enhanced voice, data and Internet services.

Principal Products and Services

CCI operates as a regulated Competitive Local Exchange Carriers (“CLEC”) and as an Interexchange Carrier (“IXC”), owning and operating Class 4 tandem switches and providing telephone service to residences, businesses, and Shared Tenant Services (“STS”) providers using a Hub Concept.

Under the Telecommunications Act of 1996, CCI’s regulated subsidiary, Competitive Communications, receives significantly discounted prices from the existing or traditional local phone companies and long distance carriers, thereby reducing their costs. As a regulated telecommunications provider, the company is required to negotiate agreements for resale services from the local exchange carriers, to file telephone rate tariffs with state public utilities commissions, and is subject to the state public utilities commission rules regarding telecommunications carriers. The company is currently approved as an operating telephone companies in California, and Mississippi and operates as an approved public utilities by each state’s Public Service Commissions. Competitive Communications has completed wholesale interconnect agreemen! ts with SBC, now known as “AT&T”, Verizon, BellSouth, and QWEST. These agreements allow us to purchase wholesale local and long distance telephone service and nationwide Internet service at discounted prices and resell those services at retail rates to businesses and residential users.

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

To offer these services, Competitive Communications must secure certification from a state regulator and typically must file rates or price lists for the services that it will offer. The certification process varies from state to state; however, the fundamental requirements are largely the same. State regulators require new entrants to demonstrate that they have secured adequate financial resources to establish and maintain good customer service. New entrants must show that they possess the knowledge and ability required to establish and operate a telecommunications network. CCI currently has all necessary agreements in place in California and Mississippi.

Services are sold as bundled or unbundled, depending on the customer’s preference. Presently, services are sold directly to business and residential customers. Competitive Communications also sells services to CCI Residential, which then sells these services to apartment residents under shared tenant services provisions. Presently, almost all of Competitive Communications’ sales are due to CCI Residential, and the small portion is from direct sales of telephone and Internet services to retail residential and business customers.

CCI Residential Services

CCI Residential provides the following products and services: local and long distance services, high-speed Internet, cable television, and toll-free or 800 service in California, Alabama, and Mississippi.

To offer these services to apartment complex customers, CCI Residential must sign a contract with the apartment owner. These multi-year contracts normally range from 5 to 20 years. They provide for the apartment owner to share in a percentage of the revenue received from servicing the complex. The percentage received may vary from 0 percent to 11 percent, based on the total revenue received, the types of services provided, the term of the contract and other negotiated factors. If the complex is under construction, CCI Residential must plan for, have approved, and install underground cabling. If the complex is already built, it must survey the cabling needs and negotiate the use of the cable with the owner. It must secure state approval to conduct business in the state and establish service from Competitive Communications, if available, or if Competitive Communications is not yet certified, from the traditional local phone companies. CCI Residential markets to the MDU (multiple-dwelling units) market as it is able to provide bundled services in a cost effective manner.

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

When tenants move into an apartment complex serviced by CCI Residential, the leasing agent informs them that the complex has a private telephone service provider and a private cable television provider (in those locations where CCI provides the cable television service). Tenants must contact CCI Residential in order to activate their telephone and cable television service. Those tenants who prefer to receive service from the local telephone company instead may do so. However, their telephone line must be cross-connected from CCI Residential to the local telephone company. This may take the telephone company from a few days to two weeks to accomplish and will cost the tenant for the work. The telephone service for those tenants who select CCI Residential for their service, in most cases, will be activated while they are still on the line placing their orders. On average, mor! e than 30% of tenants decide to use CCI Residential telephone service when offered at the complex. Those who do not use the CCI Residential can select a local carrier, use their cell phones only, or choose not to have any telephone service. Over 70% of tenants use CCI Residential to provide cable television service at those complexes where CCI Residential offers the service. Those who do not use CCI Residential either use satellite television dishes for service or do not have television service at all. Approximately 20% of tenants use DSL Internet service provided by CCI Residential.

Of the total revenue generated by CCI Residential, approximately 50% is from telephone-related service, approximately 35% is from cable television service, and approximately 15% is from Internet service to tenants of apartment complexes serviced by the company. It is anticipated that the percentage of revenues from Internet services will increase in the future as the company plans to expand its Internet services to additional complexes and as the Company looks to utilize other methods to penetrate the under serviced rural markets. Additionally, the company intends to expand its (800) telephone services beyond that of its traditional apartment complexes.

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

CCI began testing wireless Internet service in the summer of 2006. CCI hopes to offer VoIP service in the future, which would allow the company to offer complete local and long distance telephone service along with the Internet service. CCI had previously announced its intention to lease Intellant antennas from Waylinks, Inc., if and when, those became available for deployment. Waylinks, patented antennas are wire replacement antenna that have the capacity to transmit bandwidth at a very high speed, which will help reduce costs of the “The Last Mile”. The Last Mile or final delivery of services has in the past always been one of the most costly parts of the telecom industry. As of the time of this report, the Waylinks Intellant antennas are not in a stage to be marketed and sold to the general public.

In addition to the Waylinks antenna, CCI has begun to pursue additional outlets that would expand its internet services by acting as a distributor of high speed satellite antennas to rural areas of America that can not receive DSL or Cable internet services. CCI has established a relationship to distribute high speed internet through satellite technology with a company based in eastern Kentucky.

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

CCI originally tested the VoIP services at its office in Riverside, California, and at various apartment complexes in California in 2006. Several different carriers and gateway devices were tested and CCI has decided on the carrier and equipment they planned to use in the future. However, the intention to launch VoIP to existing customers at a complex in San Ramon, California was abandoned because our supplier experienced too many difficulties with the equipment and implementation of the VoIP system requirements such as E911 services, conferencing, etc. Due to the carrier difficulties and the lack of funds to address these problems, we had to currently abandon our intention to convert all other existing customers to VoIP. Additional funds will be needed to upgrade and alleviate the difficulties previously experienced.

Competition and Market Overview

The telecommunications industry is highly competitive, rapidly evolving and subject to technology changes. Additionally, there are numerous telecommunications service companies that conduct extensive advertising campaigns to capture market share. CCI believes that the principal competitive factors affecting its business will be pricing levels and clear pricing policies, customer service, and to a lesser extent the variety of services offered. Its ability to compete effectively will depend upon its continued ability to maintain high-quality, market-driven services at prices generally equal to or below those charged by competitors. To maintain its competitive posture, CCI believes that it must be in a position to reduce its prices in order to meet reductions in rates, if any, by others. Any such reductions could reduce revenues. Many of CCI’s current and potential competit! ors have financial, personnel, and other resources, including brand name recognition as well as other competitive advantages.

CCI competes principally with traditional local phone companies serving an area, such as AT&T, BellSouth, and Verizon. While these types of providers have name recognition, CCI has the ability to offer lower pricing and bundled packages of services with one bill and one point of contact.

CCI has not achieved and does not expect to achieve a significant market share for any of its resale services. Recent regulatory initiatives allow newer local phone companies such as our subsidiary, Competitive Communications, to connect with traditional local phone company facilities. Although this provides increased business opportunities for CCI, such connection opportunities have been, and likely will continue to be, accompanied by increased pricing flexibility for and relaxation of regulatory oversight of the traditional local phone companies.

Traditional local phone companies have long-standing relationships with regulatory authorities at the federal and state levels. While recent FCC administrative decisions and initiatives provide for increased business opportunities to telecommunications providers such as CCI, they also provide the traditional local phone companies with increased pricing flexibility for their private line, special access and switched access services. However, wireless Internet and VoIP services are currently non-regulated and cost much less than the standard hardwire services offered by the local phone companies. Therefore, CCI will be able to move the majority of its business from the regulated arena and compete very competitively with the traditional companies.

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

Today, VoIP is increasingly used by residential and business users and offered through a wide array of service providers. Vonage and Skype are the most advertised and well-known of these VoIP providers. However, with companies like Vonage, you must have your Internet service provided by another company in order to purchase VoIP from Vonage. Some other providers are long distance phone companies, cable companies, and Internet service providers. These types of providers differ in the type of networks used and the characteristics and features offered for VoIP communications services. However, we believe future competition could come from a variety of enterprises both in the Internet and telecommunications industry and the existing competitors are likely to continue to expand their service offerings.

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

Federal Regulation

The FCC has authority to regulate and implement provisions of the Telecommunications Act of 1996. One of the provisions enacted by the FCC was the Universal Service Order, which requires telecommunications carriers providing interstate telecommunications services to periodically contribute to universal service support programs administered by the FCC. The periodic contribution requirements to the Universal Service Funds are currently assessed based on a percentage of each contributor’s interstate end user telecommunications revenues reported to the FCC. The contribution rate factors are determined quarterly and carriers are billed for their contribution requirements each month based on projected interstate and international end-user telecommunications revenues, subject to periodic reconciliation. We pass through these contributions as a part of our services.

The FCC is considering several proposals that would fundamentally alter the basis upon which the Universal Service Fund contributions are determined and the means by which contributions can be recovered from customers. This may impact our services fees and the ability to recoup these contributions from our customers.

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

VoIP Regulations

On February 12, 2004, the FCC initiated a rulemaking proceeding concerning the provision of voice and other services and applications utilizing Internet Protocol technology. As part of this proceeding, the FCC is considering whether VoIP services should be classified as information services or telecommunications services. If the FCC determines VoIP services to be telecommunications services, then VoIP service will be subject to rules and regulations that apply to traditional telephone services and that are already applicable to CCI due to its other services. On November 9, 2004, the FCC issued an order in response to a petition from Vonage declaring that Vonage-style VoIP services were exempt from state telecommunications regulations. The FCC order does apply to all VoIP offerings provided over broadband services; however, FCC has not drawn distinctions among different types ! of VoIP providers and has concluded some providers to be telecommunications services and others to be information services.

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

Personnel

As of December 31, 2007, we had 4 full-time staff of which 1 is management, 1 is technical and 2 are administrative. In the event we are able to achieve capital funding and growth, we may experience a significant change in the number of full time employees over the next 12 months.  We intend to use the services of independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses. Currently, there are no organized labor agreements or union agreements between us and our employees. We believe that our relations with our employees are good.

ITEM 2.	DESCRIPTION OF PROPERTY

Our corporate headquarters are in Riverside, California, where we lease approximately 2,134 square feet of office and warehouse space for approximately $2,460 per month. The lease is for 5 years and expires in December 2011. Pursuant to the lease we have minimal annual rental increase for the duration of the five years, culminating at $2,945 for the last year of the lease.

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

We did not submit any matters to a vote of our security holders during the fiscal year ended December 31, 2007.

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDE MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

CCI’s Common Stock was approved for trading on the Financial Industry Regulatory Authority’s Over-the-Counter Bulletin Board market (OTC:BB) under the symbol CCOP on March 8, 2006. Our common stock has traded infrequently on the OTC:BB, which severely limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the quotations for the high and low bid prices as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board from being quoted as of March 8, 2006 through December 31, 2007. The quotations from the OTC

Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

	December 31, 2007		December 31, 2006
	High	Low	High	Low
1st Quarter	$0.31	$0.11	$1.05	$0.25
2nd Quarter	$0.19	$0.07	$0.95	$0.10
3rd Quarter	$0.09	$0.04	$0.28	$0.05
4th Quarter	$0.63	$0.04	$0.45	$0.05

(b) Holders of Common Stock

As of March 24, 2008, there were approximately 396 holders of record of CCI’s 56,707,050 outstanding shares of common stock.

Preferred stock

We are authorized to issue 10,000,000 shares of preferred stock. In past filings and as discussed below, we had disclosed the various classes of our preferred stock and what was understood to be the conversion characteristics of those classes. The following disclosure is the proposed terms to convert the preferred stock, if and when, the board determines it is in the best interest of the Company to do so.

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

Class B convertible preferred stock

We currently have 1,495,436 shares of Class B convertible preferred stock issued and outstanding, which can be converted into shares of our common stock.

Class C convertible preferred stock

We currently have 1,000,000 shares of Class C convertible preferred stock issued and outstanding, which can be converted into shares of our common stock. All of the shares are held by one stockholder.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

We currently maintain a stock incentive plan in which common stock may be granted to employees, directors and consultants. During the year ended December 31, 2005, we cancelled 3,435,000 options which were previously outstanding as of December 31, 2004 and adopted our 2005 Stock Option Plan, whereby we then reissued 3,435,000 options plus an additional 3,237,000 options. All of the options, totaling 6,672,000, vest immediately with an exercise price of $0.10 per share and are exercisable through December 15, 2015. The stock option plan was adopted by our board of directors and has not been approved by our stockholders. The following table sets forth information as of December 31, 2007 regarding outstanding options granted under the plan and options reserved for future grant under the plan.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)

Equity compensation plans approved by stockholders	-0-	-0-	-0-

Equity compensation plans not approved by stockholders	6,672,000	$0.10	3,328,000

Total	6,672,000	$0.10	3,328,000

Under CCI’s Employee Stock Incentive Plan, adopted on December 2, 2005, an aggregate of 10,000,000 shares of common stock are reserved for issuance. This plan is intended to encourage directors, officers, employees and consultants to acquire ownership of CCI’s common stock. The opportunity is intended to foster in participants a strong incentive to put forth maximum effort for the Company’s continued success and growth, to aid in retaining individuals who put forth such effort, and to assist in attracting the best available individuals to CCI in the future. As of December 31, 2007, 3,328,000 shares remain available for issuance under this stock option plan.

Recent Sales of Unregistered Securities

There were no new issuances of our common stock during the quarter ended December 31, 2007.

During the year ended December 31, 2007, the Company did sell a total of 4,030,000 shares to approximately 23 accredited investors for approximate proceeds of $403,000. Of those shares sold, 140,000 shares still remain unissued as of the date of this report.

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

Recent Issuances of Securities Registered Pursuant to Form S-8

The following lists shows the shares issued from a Registration Statement on Form S-8 filed on December 27, 2007.

Person Issued to	Number of Shares	Value of Shares
Accuity Financial, Inc.	450,000	$22,500
Stoecklein Law Group	70,000	$3,500

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULT OF OPERATIONS.

OVERVIEW AND OUTLOOK

CCI is a Nevada corporation that acts as a holding company for its operating subsidiaries, Competitive Communications, Inc. (“Competitive Communications”), which is an approved and regulated local and long distance telephone company, and CCI Residential Services Inc. (“CCI Residential”), which is a non-regulated telephone company providing local and long distance telephone service, high-speed Internet and cable television service to large apartment complexes. CCI, Competitive Communications and CCI Residential (collectively referred to as the “Company”) provide telephone, cable television, long distance/inter - exchange, and dial up and high-speed Internet connections and e-mail services, mainly to customers who live in multi-tenant residential buildings. The Company’s operations are located in Riverside, California and substantially all of its customers are California residents with a smaller percentage residing in Alabama and Mississippi.

On May 5, 2005, the Company merged with CA Networks, Inc. (“CAN”), which was a development stage enterprise in the process of developing a business model in the same industry as CCI. CAN was formed under the laws of the state of Wyoming on January 14, 2004 and provided retail local and long distance telephone service and DSL Internet service in Kentucky. The combined companies maintained the name of CCI. As of June 30, 2006, we no longer have operations within Kentucky and have focused on continuing its operations of providing telecommunications services to California, Alabama, and Mississippi.

CURRENT OPERATIONS

The telecommunications products and services provided by the company and its subsidiaries include local telephone services, domestic and international long distance services, and enhanced voice, data and Internet services, and Cable TV service primarily to residents of apartment complexes, retail businesses and residential users. We operate in both a regulated and non-regulated environment. It is our intention in the future to provide bundled services to our customers as well as expand to customers beyond apartment complexes by providing VoIP services. However, as of the date of this filing we have not been able to implement these services partly due to a lack of financing.

Results of Operations for the Years Ended December 31, 2007 and 2006.

The following tables summarize selected items from the statement of operations for the years ended December 31, 2007 compared to December 31, 2006.

INCOME:

	The Years Ended December 31,		Increase / (Decrease)
	2007	2006	$	%
Revenues	$ 884,999	$ 1,013,817	$ (128,818)	(13%)

Cost of Sales	453,129	803,464	$ (350,335)	(44%)

Gross Profit	$ 431,870	$ 210,353	$ 221,517	105%

Gross Profit Percentage of Revenue	49%	21%	--	28%

Revenues

Revenues for the year ended December 31, 2007 was $884,999 compared to revenues of $1,013,817 for the year ended December 31, 2006. This resulted in a decrease in revenues of $128,818, or 13%, when compared to one year ago. The main reason for a decrease in revenues when compared to the year ended December 31, 2006 was due to having an additional revenue stream from Kentucky during the first two quarters of 2006. Although we eliminated some sources of revenue, we felt it was necessary to better manage our operations and have been obtained new customers while maintaining a continuous focus on our core business.

Cost of sales

Cost of sales for the year ended December 31, 2007 was $453,129, a decrease of $350,335, or 44%, from $803,464 for the year ended December 31, 2006. The decrease in 2007 was attributed to eliminating underutilized circuits. Additionally, we have made continued efforts and the decision to continually manage and reduce costs, where applicable. Additionally, we no longer have costs associated with our previous Kentucky operations, which had been previously experienced during the 2006 year.

Gross profit

Gross profit as a percentage of revenue increased from 21% for the year ended December 31, 2006 to 49% for the year ended December 31, 2007. Although our top line of revenues decreased, our gross profit increased as a result of better managing our cost of sales.

EXPENSES:

	The Years Ended December 31,		Increase / (Decrease)
	2007	2006	$	%
General and administrative expenses	$ 424,609	$ 268,150	$ 156,459	58%

Salaries and wages	$ 357,553	$ 351,598	$ 5,955	2%

Consulting fees	$ 12,012	$ 37,500	$ (25,488)	(58%)

Depreciation	$ 33,392	$ 31,579	$ 1,813	6%

Bad Debt	$ 39,814	$ 14,712	$ 25,102	171%

Net Operating (Loss)	$ (435,510)	$ (493,186)	$ (57,676)	(12%)

General and Administrative expenses

General and administrative expenses were $424,609 for the year ended December 31, 2007 versus $268,150 for the year ended December 31, 2006, which resulted in an increase of $156,459 or 58%. The increase was due primarily because of an increase in the Company’s advertising and promotional efforts.

Salaries and Wages

Salary and wage expenses were $357,553 for the year ended December 31, 2007 versus $351,598 of salary and wage expenses for the year ended December 31, 2006. We increased management’s salaries during the last quarter of 2006 and those have carried forward through 2007, which resulted in only a 5% increase for the year ended December 31, 2007. We expect that we may need to increase our personnel in the future if we expand our operations, if and when we prepare for entry into the VoIP field.

Consulting Fees

Consulting fees were $12,012 for the year ended December 31, 2007 compared to $37,500 consulting fees for the year ended December 31, 2006. The majority of our consulting fees during the 2007 year related to our agreement with Mr. Tomberlin, which has since ceased.

Depreciation

Depreciation expenses were $33,392 for the year ended December 31, 2007 versus $31,579 for the year ended December 31, 2006. This resulted in a minimal increase of 6% when compared to the year ended December 31, 2006. During 2007 we acquired some additional assets which accounts for the additional depreciation expenses.

Bad Debt

Bad debt expenses for the year ended December 31, 2007 were $39,814 as compared to $14,712 for the same period in 2006, which resulted in an increase of $25,102. During the 2007 year, we increased the additional allowance to cover the increased number of accounts that have been sent to a third party collection agency for further collection efforts.

Net Operating (Loss)

The net operating loss for the year ended December 31, 2007 was $435,510, versus a net operating loss of $493,186 for the year ended December 31, 2006. We were able to reduce our net loss by 12%. This decrease in net loss is primarily attributable to the reduction in our consulting expenses and the large increase in gross profit.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at December 31, 2007 compared to December 31, 2006.

December 31, 2007	December 31, 2006	Increase / (Decrease)
		$	%

Current Assets	$95,894	$118,478	$(22,584)	(19%)

Current Liabilities	$205,653	$245,342	$(39,689)	(16%)

Working (Deficit)	$(109,759)	$(126,864)	$(17,105)	(13%)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. As of December 31, 2007, we had current assets of $95,894 and current liabilities of $205,653, which resulted in a working capital deficit of $109,759. Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.

Our future capital requirements will depend on many factors, including the expansion of our VoIP services; actual usage of Waylinks’ antennas; additional marketing of the (800) services; the cost and availability of third-party financing for development; addition of new revenue sources; and administrative and legal expenses. We have conducted private placements of equity shares at $0.10 per share during the fiscal 2007 year. As of December 31, 2007, we have sold approximately 4,030,000 shares and had raised a total of $403,000 in cash pursuant to this private placement. Also during the 2007 year, we entered into an unsecured notes payable with an officer totaling $25,000. The note bears an annual interest rate of 18% and are payable upon demand. However, should we not be able to continue to secure additional financing when needed, we may be required to slow down or susp! end our growth or reduce the scope of our current operations, any of which would have a material adverse effect on our business.

We anticipate that we will incur operating losses in the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, an evolving and unpredictable business model; recognition of additional revenue sources; and the management of growth. To address these risks, we must, among other things, expand our customer base, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $2,770,971 and a working capital deficit of $109,759 at December 31, 2007, and have reported negative cash flows from operations over the last four years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

Recent Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the de-consolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations”. SFAS 141 (Revised) establishes principals and requirements for how an acquirer of a business recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

Risks Relating with Our Business and Marketplace

We have incurred losses since inception and expect to incur losses for the foreseeable future. In addition, our poor financial condition raises substantial doubt about our ability to continue as a going concern.

Our net operating losses for the year ended December 31, 2007 totaled $438,436. As of December 31, 2007, we only had $3,909 in cash available to finance our operations and a working capital deficit of $109,759. Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of securities and recent loans to from an officer to satisfy working capital requirements. We will continue to be dependent upon the proceeds of future offerings or public offerings to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strat! egy. There can be no assurance that we will be able to raise the necessary capital to continue operations.

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

As a result of our deficiency in working capital at December 31, 2007 and other factors, our auditors have included an explanatory paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty. The going concern qualification may adversely impact our ability to raise the capital necessary for the continuation of operations.

If we are unable to obtain additional funding, our business operations will be harmed and if we do obtain additional financing our then existing stockholders may suffer substantial dilution.

We will require additional funds to expand our operations. We anticipate that we will require up to approximately $400,000 to fund our continued operations for the next twelve months, depending on revenue from operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to ! our then existing stockholders.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board. We have had one late filing and have once been removed from the OTC Bulletin Board in the last year. Therefore, we must not ha! ve two more late filings within the two year period or have our securities removed from the OTC Bulletin Board again, within the two year period, otherwise we will be in jeopardy of being dequoted from the OTC Bulletin Board for a one year period. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an ! adverse effect on the market for our shares.

ITEM 7.	FINANCIAL STATEMENTS

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-16 of this Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CCI has not had any changes or disagreements with its independent auditors on accounting or financial disclosures.

ITEM 8A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, Mr. Jerald Woods, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Based on the evaluation, Mr. Woods concluded that our disclosure controls and procedures are not effective, for the reasons discussed below, in timely alerting him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the financial statements in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and the receipts and expenditures of company assets are made in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of a change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statement, our management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the criteria set forth in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon the evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2007. Our principal executive officer and principal financial officer concluded that we have material weaknesses in our internal control over financial reporting because we do not have an independent board of directors or audit committee or adequate segregation of duties. All of our financial reporting is carried out by our financial consultant. We do not have an indepe! ndent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company. We plan to rectify these weaknesses by implementing an independent board of directors and hiring of additional accounting personnel once we have additional resources to do so.

The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s independent registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

On March 31, 2008, Mr. Henri Hornby, our former CEO, was appointed to our Board of Directors.

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

NAME	AGE	POSITION
Henri Hornby (1)	51	Former Chief Executive Officer, Secretary, Treasurer, Principal Accounting Officer, Current Director
Jerald Woods (2)	59	Current Chief Executive Officer, Director
Janice L. Gordon (3)	53	President
Zachary Bluestein (4)	23	Chief Technical Officer
David Hewitt	62	Director
(1)

Mr. Henri Hornby served as the Chief Executive Officer, Secretary, Treasurer, Principal Accounting Officer and Director from March 28, 2006 to November 12, 2007. Mr. Hornby resigned due to health reasons. Subsequent to the year ended December 31, 2007, the Company reappointed Mr. Hornby to the Board of Directors.

(2)	Upon Mr. Hornby’s resignation, the Board of Directors appointed Mr. Jerald Woods to serve as the Interim Chief Executive Officer.
(3)	Ms. Janice Gordon served as the President of the Company from January 27, 2006 until July 2007.
(4)	Subsequent to the year ended December 31, 2007, the Company appointed Zachary Bluestein as the Chief Technical Officer.

Jerald Woods currently serves as the Chief Executive Officer upon Mr. Hornby’s resignation in November 2007. Prior to becoming the CEO, Mr. Woods was the Vice President and Director of CA Networks, Inc. and subsequent to the merger of CCI and CA Networks, Inc. he had remained in those positions. Prior to the merger, Mr. Woods served as a telecommunications consultant for Competitive Companies. Additionally, Mr. Woods has been a director of CCI since 1998. From 1994 to 2000 he was an Officer and Director of APMSAFE.COM (American Privacy Management, Inc.), a private company engaged in the computer encryption business. From 1988 to 1994, he was Chairman and Director for American

Digital Communications, Inc. From 1984 to 1989, he hosted and produced “Breakthroughs in Technology,” an investment program specializing in high technology companies. He currently is President of JLW Communications Services. Mr. Woods has served as a director for several private companies as well as owning his own investment banking and advertising companies.

Zachary Bluestein was appointed as CCI’s Chief Technical Officer subsequent to the year ended December 31, 2007. Mr. Bluestein’s immediate task is to implement a marketing program and establish an internet presence to promote the Company and advance product sales. Prior to joining the Company, he worked as the general manager at Fergies Classic Grill from 2003 to 2008. Additionally, Mr. Bluestein has been the President of Bluezonics.com since 2007. Mr. Bluestein received a Financial Services, Business Administration and Computer Applications Certifications from the Meade Business Program. Mr. Bluestein also received a Graphic Arts Certification from Sandy Creek Business Program.

David Hewitt has been a Director since December 2001 and became a director as a result of the merger with Huntington Telecommunications Partners. Prior to joining the Company through the merger with Huntington Telecommunications, Inc., he was the Co-Founder and President of Huntington Partners, Inc., which was a development and investment company providing capital and management for real estate and business venture investments as well as an affiliate to the general partner of Huntington Telecommunicaitons. Currently, Mr. Hewitt is the Managing Member of Southwind Realty Group, LLC, which focuses on the acquisition and redevelopment of infill residential properties in Southern California. From 1999 to 2005, Mr. Hewitt was a founder, Chairman, and a Director of Silverwood Investments, LLC, a real estate investment company focused on apartment pro! perty development throughout California. From 1989 to 1992, he was Co-Founder and Managing Director of Trilateral Company, a real estate firm. He has an MBA with Distinction from Amos Tuck School of Business Administration at Dartmouth College and a BA from University of Rochester.

Henri Hornby served as CCI’s Chief Executive Officer, Secretary, Treasurer, Principal Financial Officer and Director from March 28, 2006 to November 12, 2007. Subsequent to the year ended December 31, 2007, CCI re-appointed Mr. Hornby to the Board of Directors. Mr. Hornby was the Secretary, Treasurer, C.F.O, Chairman and Director of CA Networks, Inc. from its inception and prior to the merger with CCI. Subsequent to the merger, Mr. Hornby remained a part of CCI as the Secretary, Treasurer, and Director. From 1995 to 2004, he served as Chairman and president of Adven, Inc., a publicly-trade company on the Over-the-Counter Bulletin Board, which was engaged in the environmental clean-up business. In early 2004, Adven commenced an acquisition of properties in the mining sector and changes its name to Great West Gold, Inc.

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

No current Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Director Independence

The Board of Directors has analyzed the independence of each director and has concluded that Mr. Hewitt is considered an independent director in accordance with the director independence standards of the American Stock Exchange, and has determined that he has not had a material relationship with CCI that would impair his independence from management.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. During the preparation of this Form 10-KSB, we learned that the reports required by Section 16(a) were not filed in connection with the securities issuances to our officers and directors during fiscal 2007. Therefore, not all of our current officers and directors have filed their respective 16(a) reports.

Audit Committee

We do not have an Audit Committee, our board of directors during 2007 performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth for fiscal 2007 the compensation, in compliance with the reporting requirements of the SEC, for our Principal Executive Officer and for each of our two most highly compensated executives other than our Principal Executive Officer during fiscal 2007.

Summary Compensation Table
Name and Principal Position	Year	Salary	All Other Compensation	Total
Henri Hornby, Former CEO and/or Principal Executive Officer, Director (1)	2007 2006	$45,000 $13,000	$-0- $-0-	$45,000 $13,000

Jerald Woods, Current Chief Executive Officer, Director (2)	2007 2006	$-0- $23,700	$-0- $-0-	$-0- $23,700

Janice Gordon, Former President	2007 2006	$56,000 $60,000	$3,692 $-0-	$59,692 $60,000

(1)

Mr. Henri Hornby served as the Chief Executive Officer, Secretary, Treasurer, Principal Accounting Officer and Director from March 28, 2006 to November 12, 2007. Subsequent to the year ended December 31, 2007, the Company re-appointed Mr. Hornby to serve on its Board of Directors.

(2)	Upon Mr. Hornby’s resignation, the Board of Directors appointed Mr. Jerald Woods to serve as the Interim Chief Executive Officer
(3)	Ms. Janice Gordon served as the Company’s President from January 27, 2006 through July 2007.

Compensation Committee

We currently not have a compensation committee of the board of directors. Until a formal committee is established, our entire board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation and loans.

Employment Agreements

We have no written employment agreements with our officers; however, during the 2007 year we had understandings in place regarding Mr. Hornby and Ms. Gordon for their compensation. Starting in February 2007 through July 2007, Mr. Hornby was compensated approximately $8,000 per month. Upon Ms. Gordon joining CCI in 2006 we agreed to compensate her at a rate of $4,000 per month. In October 2006, the Board of Directors authorized an increase for Ms. Gordon and she was to receive a total of $8,000 a month in compensation, which she began receiving in November 2006 until her termination in July 2007. In addition to the monthly compensation, Ms. Gordon received an additional $3,692 at the time of termination for her unused vacation time.

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

Equity Awards

During the year ended December 31, 2007, we did not grant any equity awards to our officers and/or directors.

Director Compensation

As a result of having limited resources during most of 2007, we did not provide compensation to our board of directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of CCI’s knowledge, about the beneficial ownership of its common stock on March 24, 2008, held by those persons known to beneficially own more than 5% of its capital stock and by its directors and executive officers. The percentage of beneficial ownership for the following table is based on 56,707,050 shares of common stock outstanding as of March 24, 2008.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the shareholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the shareholder has a right to acquire within 60 days after March 24, 2008 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management and Directors

Name of Management and Directors (1)	Number of Shares	Percent Of Class (2)

Henri Hornby, Former Chief Executive Officer, Secretary, Treasurer, and Director (3)	10,267,666	18%
Jerald Woods, Current Chief Executive Officer and Director	7,198,866	13%
David Hewitt, Director	1,000,000	2%

All Directors & Officers as a Group	18,466,532	33%

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

(2)	Figures are rounded to the nearest percentage.
(3)	Mr. Hornby resigned from all of his positions on November 12, 2007. Subsequent to the year ended December 31, 2007, the Company re-appointed Mr. Hornby to serve on its Board of Directors.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CCI’s current Chief Executive Officer, Mr. Woods, loaned the Company $25,000 during 2007 and the Company has outstanding notes payable with him. The notes accrue interest at a rate of 18% per annum and are payable upon demand. The Company recorded interest expense to Mr. Woods in the amount of $863 for the year ended December 31, 2007.

ITEM 13.	EXHIBITS

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2		2	01/11/02
2.2	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2/A		2.2	08/02/02
2.3	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2/A		2.2	04/24/03
2.4	Plan and agreement of reorganization between Competitive Companies, Inc. and CCI Acquisition Corp		8-K		10.1	05/09/05
3(i)	Articles of Competitive Companies, as amended		SB-2		3(I)	01/11/02
3(ii)	Bylaws of Competitive Companies		SB-2		3(II)	01/11/02
4	Rights and Preferences of Preferred Stock		SB-2		4	01/11/02
21	List of Subsidiaries	X
31	Certification of Jerald Woods pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Jerald Woods pursuant to Section 906 of the Sarbanes-Oxley Act	X
99	Press Release Announcing Appointment of Chief Technical Officer	X

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Lawrence Scharfman & Co., CPA, P.C. for the audit of our 2007 and 2006 annual financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for 2007 and 2006 were $30,000 and $15,000, respectively.

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

By:/s/ Jerald Woods
Jerald Woods, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jerald Woods	March 31, 2008
Jerald Woods	Chief Executive Officer
and Director

/s/ David Hewitt	March 31, 2008
David Hewitt	Director

/s Henri Hornby_______	March 31, 2008
Henri Hornby	Director

COMPETITIVE COMPANIES, INC.

Lawrence Scharfman & Co., CPA P.C.

Certified Public Accountants

18 E. SUNRISE HIGHWAY, #203	9608 HONEY BELL CIRCLE
FREEPORT, NY 11520	BOYNTON BEACH, FL 33437
TELEPHONE: (516) 771-5900	TELEPHONE: (561) 733-0296
FACSIMILE: (516) 771-2598	FACSIMILE: (561) 740-0613

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Competitive Companies, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Competitive Companies, Inc. as of December 31, 2007 and 2006, and the results of its operations, stockholders’ equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Lawrence Scharfman

Lawrence Scharfman, CPA

Boynton Beach Florida

March 31, 2008

- LICENSED IN FLORIDA & NEW YORK -

Competitive Companies, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2007	2006
Assets
Current assets:
Cash	$3,909	4,337
Account receivable, net of allowance of $75,913 and $27,368	89,424	111,709
Prepaid expenses	2,561	2,432
Total current assets	95,894	118,478

Fixed assets, net	88,081	111,270

Other assets:
Deposits	1,366	1,366

Total assets	$185,341	$231,114

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$117,363	$175,945
Accrued expenses	12,782	25,758
Customer deposits	43,860	37,500
Note payable, related party	25,000	-
Current maturities of long term debt	6,648	6,139
Total current liabilities	205,653	245,342

Long term debt, net of current maturities	15,675	22,323

Stockholders' equity:
Preferred stock, $0.001 par value 10,000,000 shares authorized
Class A convertible, no shares issued and
outstanding with no liquidation value	-	-
Class B convertible, 1,495,436 shares issued and outstanding with no liquidation value	1,495	1,495
Class C convertible, 1,000,000 shares issued and outstanding with no liquidation value	1,000	1,000
Common stock, $0.001 par value, 100,000,000 shares authorized, 56,707,050 and 52,197,050 shares issued and
outstanding at December 31, 2007 and 2006, respectively	56,707	52,197
Subscription payable (140,000 shares)	14,000	-
Additional paid-in capital	2,661,782	2,241,292
Accumulated (deficit)	(2,770,971)	(2,332,535)
	(35,987)	(36,551)
	$185,341	$231,114

The accompanying notes are an integral part of these financial statements

Competitive Companies, Inc.
Consolidated Statements of Operations

	For the years ended
	December 31,
	2007	2006

Revenue	$884,999	$1,013,817
Cost of sales	453,129	803,464

Gross profit	431,870	210,353

Expenses:
General and administrative	424,609	268,150
Salaries and wages	357,553	351,598
Consulting fees	12,012	37,500
Depreciation	33,392	31,579
Bad debt	39,814	14,712
Total operating expenses	867,380	703,539

Net operating (loss)	(435,510)	(493,186)

Other income (expenses):
Other income	25	-
Interest expense	(2,951)	(26,464)
Gain on debt forgiveness	-	339,927
Total other income (expenses)	(2,926)	313,463

Net (loss)	$(438,436)	$(179,723)

Weighted average number of common shares
outstanding - basic and fully diluted	55,176,201	51,381,903

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements

Competitive Companies, Inc.
Statement of Stockholders’ Equity
	Common Stock		Class A Preferred Stock		Class B Preferred Stock		Class C Preferred Stock		Additional Paid in Capital	Subscription Receivable	Subscription Payable	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2005	54,348,960	$54,349	-	$-	1,495,436	$1,495	1,000,000	$1,000	$1,734,790	$(5,550)	$-	$(2,152,812)	$(366,728)

Shares cancelled	(6,899,910)	(6,900)	-	-	-	-	-	-	6,900	-	-	-	-

Shares issued for cash	3,923,000	3,923	-	-	-	-	-	-	375,077	5,550	-	-	384,550

Shares issued for services	825,000	825	-	-	-	-	-	-	124,525	-	-	-	125,350

Net Loss for the year ended December 31, 2006	-	-	-	-	-	-	-	-	-	-	-	(179,723)	(179,723)

Balance December 31, 2006	52,197,050	$52,197	-	$-	1,495,436	$1,495	1,000,000	$1,000	$2,241,292	$-	$-	$(2,33,535)	$(36,551)

Shares issued for cash	3,890,000	3,890	-	-	-	-	-	-	385,110	-	14,000		403,000

Shares issued for services	620,000	620	-	-	-	-	-	-	35,380	-	-	-	36,000

Net Loss for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	-	-	(438,436)	(438,436)

Balance, December 31, 2007	56,707,050	$56,707	-	$-	1,495,436	$1,495	1,000,000	$1,000	$2,661,782	$-	$14,000	$(2,770,971)	$(35,987)

The accompanying notes are an integral part of these financial statements

Competitive Companies, Inc.
Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2007	2006

Cash flows from operating activities
Net (loss)	$(438,436)	$(179,723)
Adjustments to reconcile net (loss) to
net cash (used in) operating activities:
Depreciation	33,392	31,579
Share-based compensation	36,000	125,350
Provision for bad debt	39,814	14,712
Forgiveness of debt	-	(339,927)
Decrease (increase) in assets:
Accounts receivable	(17,529)	(16,044)
Prepaid expenses	(129)	17,355
Deposits	-	2,818
Increase (decrease) in liabilities:
Accounts payable	(58,582)	(4,901)
Accrued expenses	(12,976)	(46,103)
Customer deposits	6,360	9,250
Net cash (used in) operating activities	(412,086)	(385,634)

Cash flows from investing activities
Purchase of fixed assets	(10,203)	(9,870)
Proceeds from disposal of fixed assets	-	24,321
Net cash provided by investing activities	(10,203)	14,451

Cash flows from financing activities
Principal payments on long term debt	(6,139)	(14,308)
Proceeds from sale of common stock	403,000	384,550
Payments for repurchase of preferred stock	25,000	-
Net cash provided by financing activities	421,861	370,242

Net (decrease) in cash	(428)	(941)
Cash - beginning	4,337	5,278
Cash - ending	$3,909	$4,337

Supplemental disclosures:
Interest paid	$2,088	$26,464
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued for services	$36,000	$125,350
Debt forgiveness	$-	$339,927

The accompanying notes are an integral part of these financial statements

Competitive Companies, Inc.

Notes to Consolidated Financial Statements

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

On the date of the transaction (the "Effective Date") the Company issued 40,599,999 shares of its common stock to the shareholders of CAN in exchange for the 40,599,999 outstanding shares of CAN. In effect, each of CAN's shares that were issued and outstanding immediately before the merger was exchanged for one share of the Company's common stock. Although Competitive was the legal acquirer and surviving entity, because the shareholders of CAN received the majority of the voting rights in the combined entity, for accounting purposes the acquisition was treated as a recapitalization of CAN with CAN being reflected as the acquirer of Competitive (a reverse acquisition). Accordingly, the 5,912,061 common shares held by the Company's shareholders were deemed have been issued by CAN in exchange for the Company's net liabilities at the date of the acquisition. Upon such acquisition date, the purchase pri! ce consisted of the following:

Estimated value of 5,912,061 shares of common stock of Competitive deemed to have been issued, at estimated value of $0.10 per share $ 591,206

Direct costs of the business combination	19,717

Net liabilities assumed	167,077

Total	$ 778,000

Because the net book value of Competitive's assets and liabilities approximated their fair values on the date of acquisition, the purchase price above has been reflected as an impairment expense on the Company's books and records.

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

Revenue Recognition

Our revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin 104 - Revenue Recognition in Financial Statements ("SAB 104") for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104 we recognize revenue when (1) persuasive evidence of an arrangement exists; (2) delivery of our services has occurred; (3) our price to our customer is fixed or determinable; and (4) collectability of the sales price is reasonably assured. As such, we recognize revenues in the month in which we provide services. Services provided but not billed by the end of the year are reflected as unbilled receivables in the accompanying consolidated balance sheet.

Allowance for Doubtful Accounts

We evaluate the allowance for doubtful accounts on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible. The allowance for doubtful accounts was $75,913 and $27,368 at December 31, 2007 and 2006, respectively.

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

Impairment of long-lived assets

Long-lived assets held and used by CCI are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. The Company did not incur any impairment losses for the years ended December 31, 2007 and 2006.

Basic and diluted loss per share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2007 and 2006, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Goodwill and Other Intangible Assets

Goodwill and indefinite life intangible assets are recorded at fair value and not amortized, but are reviewed for impairment annually or more frequently if impairment indicators arise, as required by SFAS No. 142. As of December 31, 2007 and 2006 we had no goodwill or other intangible assets. The Company did not incur any impairment losses for the years ended December 31, 2007 and 2006.

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

Stock-based compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. CCI adopted SFAS No. 123 (R) during 2005. Stock issued for services totalled $36,000 and $125,350 for the years ended December 31, 2007 and 2006, respectively.

Advertising

We expense advertising costs as they are incurred. These expenses approximated $127,500 and $51,050 for the years ended December 31, 2007 and 2006, respectively.

Recently Issued Accounting Pronouncement

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the de-consolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations”. SFAS 141 (Revised) establishes principals and requirements for how an acquirer of a business recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008.

Note 2 – Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $2,770,971 and a working capital deficit of $109,759 at December 31, 2007, and have reported negative cash flows from operations over the last four years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets an! d the competitive environment in which we operate.

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

Note 3 – Asset sale

On June 30, 2006, the Company entered into an Asset Purchase Agreement with Voice, Video and Data Services, Inc. (“Buyer”), whereby the Company agreed to sell, convey, assign, transfer and deliver to the Buyer all of the assets and liabilities of its Kentucky division, including but not limited to the following: all existing inventory; telephone service contracts within the state of Kentucky; its rights under licensing agreements; vendor agreements; its office lease; all physical property located in Kentucky; and all of the outstanding liabilities attributed to the Kentucky operations in exchange for the cancellation of 1,400,000 shares of the Company’s par value common stock controlled by a principal of the Buyer. As of July 12, 2006, the Company had transferred assets valued at $175,000 and liabilities totaling $173,000 pursuant to the agreement. Additionally, the Buyer had escrowed! with the Company 1,400,000 shares of the Company’s par value common stock as security for payment of the transferred liabilities. Under the terms of the agreement, if the Buyer did not fully pay all such liabilities as of December 31, 2006 the escrowed shares were to be cancelled. As of December 31, 2006all 1,400,000 shares were cancelled due to the breach of the agreement.

Note 4 – Property and Equipment

Property and equipment consist of the following:

	December 31,
	2007	2006

Telecommunication equipment and computers	$277,557	$267,354
Furniture and fixtures	3,353	3,353
Leasehold improvements	13,539	13,539
	294,449	284,246

Less accumulated depreciation	(206,368)	(172,976)
	$88,081	$111,270

Depreciation expense totaled $33,392 and $31,579 for 2007 and 2006, respectively

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

For the years ended December 31, 2007 and 2006, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2007, the Company had approximately $2,715,000 of federal and state net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

The components of the Company’s deferred tax asset are as follows:

	As of December 31,	As of December 31,
	2007	2006
Deferred tax assets:
Net operating loss carry forwards	$ 950,000	$ 795,000
Total deferred tax assets	950,000	795,000

Net deferred tax assets before valuation allowance	950,000	795,000
Less: Valuation allowance	(950,000)	(795,000)
Net deferred tax assets	$ -0-	$ -0-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2007 and 2006.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	2007	2006
Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)
	-0-	-0-

Note 6 – Note Payable, Related Party

The Company had notes payable with an Officer, in which principal balances totaled $25,000 and $-0- as of the years ended December 31, 2007 and 2006, respectively. The notes accrue interest at a rate of 18% per annum and are payable upon demand. The Company recorded interest expense to related parties in the amount of $863 and $-0- for the years ended December 31, 2007 and 2006, respectively.

Note 7 – Long Term Debt

Long-term debt consists of the following:

Unsecured note payable to a stockholder, with interest at 8%, and monthly principal and interest payments of $683 through February 23, 2011. The balance was $22,323 and $28,462 at December 31, 2007 and 2006, respectively. The Company recorded interest expense on long term debt in the amount of $2,088 and $26,464 for the years ended December 31, 2007 and 2006, respectively.

Scheduled maturities of long-term debt as of December 31, 2006 are as follows:

Years	Amounts

2008	6,647
2009	7,200
2010	7,797
Thereafter	679

Debt forgiveness

Note payable to Frontier Communications Services, Inc., bearing interest at 10% and requiring monthly principal and interest payments of $3,000. Frontier has recently completed bankruptcy and no further obligation was assigned. As such, the debt and accrued interest had been written off in 2006, and the Company had recorded income through debt forgiveness of $57,993 including principal and accrued interest during the year ended December 31, 2006. This note was originally due on March 15, 2003, however due to the aforementioned, the required monthly payments had not been made since December 31, 2002. The note was secured by the telecommunications equipment purchased with the proceeds from the note. The balance of the note payable was $-0- and $-0- at December 31, 2007 and 2006, respectively.

Note payable to GST, which initially required interest at 10% with monthly interest payments of $1,729 through its maturity date of April 28, 2004. The note was secured by the telecommunications equipment purchased with the proceeds from the note. Effective April 28, 2004, the interest rate was increased to a default rate of 15% per annum. The note has not been paid. The Company has ceased operations and abandoned all claims on the debt. As such, the debt and accrued interest had been written off in 2006, and the Company had recorded income through debt forgiveness of $281,934 including principal and, accrued interest of $56,872, during the year ended December 31, 2006. The balance of the note payable was $-0- and $-0- at December 31, 2007 and 2006, respectively.

Note 8 – Commitments

We lease our operating facility in Riverside California under a non-cancelable 5-year operating lease expiring December 14, 2011. The lease provides for increases in future minimum annual rental payments based on defined annual increases beginning with monthly payments of $2,433 and culminating in a monthly payment of $2,945 in 2011. Lease expense totaled $35,053 and $39,026 during 2007 and 2006, respectively.

Future minimum lease payments required are as follow:

Year	Amount
2008	$30,858
2009	32,394
2010	33,931
2011	32,394
Total	$129,577

Note 9 – Stockholders’ equity

Convertible Class A Preferred Stock

In consummation of the merger in Note 1, the Company repurchased 4,000,000 Class “A” preferred stock for $40,000 during 2005. Therefore, there was no outstanding Class “A” preferred stock at December 31, 2007 or 2006, respectively.

Common stock

During 2007 CCI issued 3,890,000 shares of its $.001 par value common stock for cash totaling $403,000. As of December 31, 2007 140,000 shares had not yet been issued. Accordingly, the $14,000 received has been presented as Subscriptions Payable at December 31, 2007.

During February of 2007 CCI issued 100,000 shares of its $.001 par value common stock for consulting services valued at a price of $0.10 per share, totaling $10,000, the fair market value of the underlying shares.

During December of 2007 CCI issued 450,000 shares of its $.001 par value common stock to Accuity Financial, Inc. for professional services valued at a price of $0.05 per share, totaling $22,500, the fair market value of the underlying shares.

During December of 2007 CCI issued 70,000 shares of its $.001 par value common stock to Stoecklein Law Group for professional services valued at a price of $0.05 per share, totaling $3,500, the fair market value of the underlying shares.

During 2006 the Company cancelled 6,899,910 shares.

During 2006 CCI issued 4,220,500 shares of its $.001 par value common stock for cash totaling $422,050.

During 2006 CCI issued 77,500 shares of its $.001 par value common stock for subscriptions payable at December 31, 2005.

During February of 2006 CCI issued 100,000 shares of its $.001 par value common stock to Island Capital Management for consulting services valued at a price of $0.15 per share, totaling $15,350, the fair market value of the underlying shares.

During July of 2006 CCI issued 100,000 shares of its $.001 par value common stock to Island Capital Management for consulting services valued at a price of $0.10 per share, totaling $10,000, the fair market value of the underlying shares.

During September of 2006 CCI issued 200,000 shares of its $.001 par value common stock to Opus Pointe for professional services valued at a price of $0.25 per share, totaling $50,000, the fair market value of the underlying shares.

During September of 2006 CCI issued 50,000 shares of its $.001 par value common stock to Stoecklein Law Group for professional services valued at a price of $0.25 per share, totaling $12,500, the fair market value of the underlying shares.

Note 10 – Common stock options

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

On December 15, 2005, the Company granted employees and directors options to purchase 6,672,000 shares of common stock exercisable at $0.10 with a ten-year life. Because the Company stock was not trading at the grant date, and the Company issued all shares at $.10 in 2005, which was equal to the exercise price. No further options were granted during 2007 and 2006.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$.10	6,672,000	10	$.10	6,672,000	$.10

The following is a summary of activity of outstanding stock options under the 2005 Stock Option Plan:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price

Balance, December 31, 2005	6,672,000	$.10
Options cancelled	-	-
Options granted	-	-
Options exercised	-	-
Balance, December 31, 2006	6,672,000	$.10
Options cancelled	-	-
Options granted	-	-
Options exercised	-	-
Balance, December 31, 2007	6,672,000	$.10

Exercisable, December 31, 2007	6,672,000	$.10

Note 11 – Subsequent Events

On March 13, 2008, Zachary Bluestein was hired as Chief Technical Officer. Mr. Bluestein’s immediate task is to implement a marketing program and establish an internet presence to promote the Company and advance product sales.

On March 31, 2008, Mr. Henri Hornby, our former CEO, was appointed as director.