Form 10-Q
period 2008-03-31
COMPETITIVE COMPANIES INC
filed 2008-05-15
CIK 1161706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-76630

COMPETITIVE COMPANIES, INC

(Exact name of registrant as specified in its charter)

Nevada	65-1146821
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30751 Merced Drive, Suite A
Riverside, CA	92503
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:	(951) 687-6100

Copies of Communication to:

Stoecklein Law Group

4695 MacArthur Court,

Eleventh Floor

Newport Beach, CA 92660

(949) 798-5541

(949) 258-5112

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                                                                                                                                                                        Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on May 9, 2008, was 56,707,050 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Competitive Companies, Inc
Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
Assets	(unaudited)

Current assets:
Cash	$7,624	$3,909
Account receivable, net of allowance for
doubtful accounts of $85,771 and $75,913	66,693	89,424
Prepaid expenses	3,172	2,561
Total current assets	77,489	95,894

Fixed assets, net	81,168	88,081

Other assets:
Deposits	1,366	1,366

	$160,023	$185,341

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$146,546	$117,363
Accrued expenses	29,748	12,782
Customer deposits	44,760	43,860
Note payable, related party	45,000	25,000
Current maturities of long term debt	6,781	6,648
Total current liabilities	272,835	205,653

Long term debt, net of current maturities	13,930	15,675

Stockholders' equity (deficit):
Preferred stock, $0.001 par value 10,000,000 shares authorized
Class A convertible, no shares issued and outstanding with no liquidation value	-	-
Class B convertible, 1,495,436 shares issued and outstanding with no liquidation value	1,495	1,495
Class C convertible, 1,000,000 shares issued and outstanding with no liquidation value	1,000	1,000
Common stock, $0.001 par value, 100,000,000 shares authorized, 56,707,050 and 56,707,050 shares issued and outstanding at March 31, 2008
and December 31, 2007	56,707	56,707
Subscription payable (140,000 shares)	14,000	14,000
Additional paid-in capital	2,661,782	2,661,782
Accumulated (deficit)	(2,861,726)	(2,770,971)
	(126,742)	(35,987)

$160,023	$185,341

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc
Consolidated Statements of Operations
(unaudited)

	For the three months ended
	March 31,
	2008	2007

Revenue	$179,320	$233,941
Cost of sales	120,999	128,026

Gross profit	58,321	105,915

Expenses:
General and administrative	76,533	136,357
Salaries and wages	52,586	122,825
Consulting fees	420	10,594
Depreciation	8,553	8,209
Bad debt	9,266	20,545
Total operating expenses	147,358	298,530

Net operating (loss)	(89,037)	(192,615)

Other income (expenses):
Interest expense	(1,718)	(568)

Net (loss)	$(90,755)	$(193,183)

Weighted average number of common shares
outstanding - basic and fully diluted	56,707,050	53,428,717

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc
Consolidated Statements of Cash Flows
(unaudited)

	For the three months ended
	March 31,
	2008	2007

Cash flows from operating activities
Net (loss)	$(90,755)	$(193,183)
Adjustments to reconcile net (loss) to
net cash (used in) operating activities:
Depreciation	8,553	8,209
Share-based compensation	-	10,000
Provision for bad debt	9,266	20,545
Decrease (increase) in assets:
Accounts receivable	13,465	3,170
Prepaid expenses	(611)	-
Increase (decrease) in liabilities:
Accounts payable	29,183	(52,863)
Accrued expenses	16,966	12,174
Customer deposits	900	3,050
Net cash (used in) operating activities	(13,033)	(188,898)

Cash flows from investing activities
Purchased of fixed assets	(1,640)	(2,218)
Net cash (used in) investing activities	(1,640)	(2,218)

Cash flows from financing activities
Proceeds from note payable, related party	20,000	-
Principal payments on notes payable	(1,612)	(1,489)
Proceeds from issuance of common stock	-	235,000
Net cash provided by financing activities	18,388	233,511

Net increase in cash	3,715	42,395
Cash - beginning	3,909	4,337
Cash - ending	$7,624	$46,732

Supplemental disclosures:
Interest paid	$443	$568
Income taxes paid	$-	$-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2007 and notes thereto included in the Company's Form 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operation for the interim period are not indicative of annual results

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Note 2 – Going Concern

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred continuous losses from operations, has an accumulated deficit of $2,861,726 and a working capital deficit of $195,346 at March 31, 2008, and has reported negative cash flows from operations over the last three years. In addition, the Company does not currently have the cash resources to meet their operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which they operate.

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

Note 3 – Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2008	2007

Telecommunication equipment and computers	$279,197	$277,557
Furniture & Fixtures	3,353	3,353
Leasehold Improvements	13,539	13,539
	296,089	294,449

Less accumulated depreciation	(214,921)	(206,368)
	$81,168	$88,081

Depreciation expense totaled $8,553 and $8,209 for the three months ended March 31, 2008 and 2007, respectively.

Note 4 – Notes Payable, Related Party

The Company had issued unsecured notes payable to the Company’s CEO of $45,000 in total as of March 31, 2008 and $25,000 as of December 31, 2007 for short term loans to fund the Company’s operations. The notes bear interest at 18% and are due on demand. Interest expense of $1,275 and $863 has been recorded as of March 31, 2008, and December 31, 2007, respectively.

Note 5 – Long Term Debt

Long-term debt consists of the following at March 31, 2008 and December 31, 2007:

March 31,	December 31,
2008	2007

Unsecured note payable to a stockholder, in original amount of $56,276, bearing interest at 8%, and carrying monthly principal and interest payments of $683 maturing February 23, 2011.	$ 20,711	$ 22,323
Less: current portion	6,781	6,648
Long-term debt, less current portion	$ 13,930	$ 15,675

Future maturities of long-term debt are as follows as of March 31:

2009	$ 6,781
2010	7,345
2011	6,585
$ 20,711

Interest expense totaled $443 and $568 for the three months ended March 31, 2008 and 2007, respectively.

Note 6 – Commitments

The Company leases its operating facility in Riverside California under a non-cancelable 5-year operating lease expiring December 14, 2011. The lease provides for increases in future minimum annual rental payments based on defined annual increases beginning with monthly payments of $2,433 and culminating in a monthly payment of $2,945 in 2011. Lease expense totaled $7,682 and $6,351 during the three months ended March 31, 2008 and 2007, respectively.

Future minimum lease payments required are as follow:

Year	Amount
2008	$ 23,175
2009	32,394
2010	33,931
2011	32,394
Total	$121,894

Note 7 – Stockholders’ equity (deficit)

Common stock

The Company had no issuances during the three months ending March 31, 2008.

Note 8 – Subsequent Events

Subsequent to March 31, 2008, CCI received $5,000 in exchange for a subscription agreement totaling 50,000 shares of its $.001 par value common stock from the Company’s CEO. The shares remain un-issued as of the date of this report.

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

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	Our current deficiency in working capital;
•	Increased competitive pressures from existing competitors and new entrants;
•	Our ability to market our services to new subscribers;
•	Inability to locate additional revenue sources and integrate new revenue sources into our organization;
•	Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	Changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
•	Consumer acceptance of price plans and bundled offering of our services;
•	Loss of customers or sales weakness;
•	Technological innovations;
•	Inability to efficiently manage our operations;
•	Inability to achieve future sales levels or other operating results;
•	Key management or other unanticipated personnel changes;
•	The unavailability of funds for capital expenditures; and
•	The other risks and uncertainties detailed in this report.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see Item 1A.

Risk Factors in this document and in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Item 2. Management’s Discussion and Analysis and Plan of Operation

OVERVIEW OF CURRENT OPERATIONS

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

During the quarter ended March 31, 2008, we announced the appointment of a Chief Technical Officer who is going to help facilitate the expansion and advertising of our (800) telephone service. Subsequent to the quarter ended March 31, 2008, we also announced the launch of a new website that will be dedicated to selling various electronic, household, business, and clothing and jewelry items at significant discounts. It is anticipated that products will be available to be shipped directly to customers within 2 to 3 business days. Both of these additions are expansions into new revenue sources and the Company hopes to create a wider customer base from that of just servicing of large apartment complexes.

Results of Operations for the Three Months Ended March 31, 2008 and 2007.

The following tables summarize selected items from the statement of operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

INCOME:

	The Three Months Ended March 31,		Increase / (Decrease)
	2008	2007	$	%
Revenues	$ 179,320	$ 233,941	$ (54,621)	(23%)

Cost of Sales	120,999	128,026	$ (7,027)	(5%)

Gross Profit	$ 58,321	$ 105,915	$ (47,594)	(45%)

Gross Profit Percentage of Revenue	33%	45%	--	(12%)

Revenues

Revenues for the three months ended March 31, 2008 was $179,320 compared to revenues of $233,941 for the three months ended March 31, 2007. This resulted in a decrease in revenues of $54,621, or 23%, when compared to one year ago. During 2007, regulations governed by the Federal Communications Commission were changed that allowed direct competitors to our telephone and cable services to compete with our customers in the apartment complexes that we service. As a result, we were unable to remain competitive with larger competitors and some of our customers switched providers and ultimately, we have begun to experience a decrease in revenues.

Due to this change in the regulatory environment of our traditional business operations, we have begun to pursue and investigate alternative revenue sources. During the end of the first quarter of 2008, we announced a new revenue source of offering a competitive (800) service. Subsequent to the first quarter, we announced our intention to expand into the direct sales of various products through a newly established website. We hope these services will provide additional revenues while maintaining a continuous focus on our core business.

Cost of sales

Cost of sales for the three months ended March 31, 2008 was $120,999, a decrease of $7,027, or 5%, from $128,026 for the three months ended March 31, 2007. Beginning in 2007, we began eliminating underutilized circuits and have made continued efforts to continually manage and reduce costs, where applicable. During the three months ended March 31, 2008, we experienced decreased revenues which lowered some of our cost of sales; however, we were only able to decrease our cost of sales minimally when compared to the decrease in revenues as a result of having monthly service fees with our established vendors regardless of the number of customers being serviced.

Gross profit

Gross profit as a percentage of revenue decreased from 45% for the three months ended March 31, 2007 to 33% for the three months ended March 31, 2008. Our gross profit decreased as a result of not being able to better manage our cost of sales in relation to our decrease in revenues.

EXPENSES:

	The Three Months Ended March 31,		Increase / (Decrease)
	2008	2007	$	%
General and administrative expenses	$ 76,533	$ 136,357	$ (59,824)	(44%)

Salaries and wages	$ 52,586	$ 122,825	$ (70,239)	(57%)

Consulting fees	$ 420	$ 10,594	$ (10,174)	(96%)

Depreciation	$ 8,553	$ 8,209	$ 344	4%

Bad Debt	$ 9,266	$ 20,545	$ (11,279)	(55%)

Net Operating (Loss)	$ (89,037)	$ (192,615)	$ (103,578)	(54%)

General and Administrative expenses

General and administrative expenses were $76,533 for the three months ended March 31, 2008 versus $136,357 for the three months ended March 31, 2007, which resulted in a decrease of $59,824 or 44%. The decrease was due primarily because of a decrease in the Company’s advertising and promotional efforts.

Salaries and Wages

Salary and wage expenses were $52,586 for the three months ended March 31, 2008 versus $122,825 of salary and wage expenses for the three months ended December 31, 2007. During the first part of 2007, we had increased management’s salaries, which the Company has since ceased payment of as a result of no longer having the same management as of a year ago. Additionally, our current CEO, does not have an employment agreement in place and therefore we have not paid any compensation during the three months ended March 31, 2008 to him. We expect that we may need to increase our personnel in the future as we expand our operations, if and when we enter into the VoIP field as well as the anticipated expansion into different revenue sources.

Consulting Fees

Consulting fees were $420 for the three months ended March 31, 2008 compared to $10,594 consulting fees for the three months ended March 31, 2007. The majority of our consulting fees during the quarter ended March 31, 2007, were a result of share compensation being issued in exchange for consulting services. During the first quarter of 2008, we did not have similar expenses.

Depreciation

Depreciation expenses were $8,553 for the three months ended March 31, 2008 versus $8,209 for the three months ended March 31, 2007. This resulted in a minimal increase of 4% when compared to the same time period in 2007. During 2007 we acquired some additional assets which accounts for the depreciation expenses and at this point in time we anticipate our depreciation expenses to remain stable.

Bad Debt

Bad debt expenses for the three months ended March 31, 2008 were $9,266 as compared to $20,545 for the same period in 2007, which resulted in an increase of $11,279. We were able to decrease our allowance of bad debt as a result of having fewer accounts likely being sent to a third party collection agency.

Net Operating (Loss)

The net operating loss for the three months ended March 31, 2008 was $89,037, versus a net operating loss of $192,615 for the three months ended March 31, 2007. We were able to reduce our net loss by 54%. This decrease in net loss is primarily attributable to the significant reduction in our consulting expenses, salaries and wages, and general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at March 31, 2008 compared to March 31, 2007.

	March 31, 2008	December 31, 2007	Increase / (Decrease)
			$	%

Current Assets	$77,489	$95,894	$(18,405)	(19%)

Current Liabilities	$272,835	$205,653	$67,182	33%

Working (Deficit)	$(195,346)	$(109,759)	$85,587	(78%)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. As of March 31, 2008, we had current assets of $77,489 and current liabilities of $272,835, which resulted in a working capital deficit of $195,346. Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.

Our future capital requirements will depend on many factors, including the expansion of our VoIP services; actual usage of Waylinks’ antennas; additional marketing of the (800) services; the expansion of new website and product offerings; the cost and availability of third-party financing for development; addition of new revenue sources; and administrative and legal expenses. We have conducted private placements of equity shares at $0.10 per share during the fiscal 2007 year, whereby we sold approximately 4,030,000 shares and had raised a total of $403,000 in. Also during the 2007 year, we entered into an unsecured notes payable with an officer totaling $25,000 and during the three months ended March 31, 2008 issued a note to the same officer totaling $45,000. These notes bear an annual interest rate of 18% and are payable upon demand. However, should we not be able to continue to secure additional financing when needed, we may be required to slow down or suspend our growth or reduce the scope of our current operations, any of which would have a material adverse effect on our business.

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

Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $2,861,726 and a working capital deficit of $195,346 at March 31, 2008, and have reported negative cash flows from operations over the last four years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

Critical Accounting Policies and Estimates

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

Recent Accounting Pronouncements

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item in not applicable as we are currently considered a smaller reporting company.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, Mr. Jerald Woods, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Based on the evaluation, Mr. Woods concluded that our disclosure controls and procedures are not effective, for the reasons discussed below, in timely alerting him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings, for the following reasons:

•	The Company does not have an independent board of directors or audit committee or adequate segregation of duties;
•	All of our financial reporting is carried out by our financial consultant;
•	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

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

PART II – OTHER INFORMATION

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

Item 1A. Risk Factors

Risks Relating with Our Business and Marketplace

We have incurred losses since inception and expect to incur losses for the foreseeable future. In addition, our poor financial condition raises substantial doubt about our ability to continue as a going concern.

Our net operating losses for the three months ended March 31, 2008 was $89,037 and $438,426 for the year ended December 31, 2007. As of March 31, 2008, we only had $7,624 in cash available to finance our operations and a working capital deficit of $195,346. Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of securities and recent loans to from an officer to satisfy working capital requirements. We will continue to be dependent upon the proceeds of future offerings or public offerings to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy. There can be no assurance that we will be able to raise the necessary capital to continue operations.

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

As a result of our deficiency in working capital at March 31, 2008 and other factors, our auditors have included an explanatory paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty. The going concern qualification may adversely impact our ability to raise the capital necessary for the continuation of operations.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board. We have had one late filing and have once been removed from the OTC Bulletin Board in the last two years. Therefore, we must not have two more late filings within the two year period or have our securities removed from the OTC Bulletin Board again, within the two year period, otherwise we will be in jeopardy of being dequoted from the OTC Bulletin Board for a one year period. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no new issuances of our common stock during the quarter ended March 31, 2008.

Subsequent Issuances

Subsequent to March 31, 2008, we authorized the issuance of 50,000 shares of our common stock to our CEO in exchange for receiving $5,000. As of the date of this report, the shares have not been issued. We believe the issuance of the shares is exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make his investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient had such knowledge and experience in the Company’s financial and business matters that he was capable of evaluating the merits and risks of his investment.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended March 31, 2008.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our security holders during the first quarter of 2008.

Item 5. Other Information

None.

Item 6. Exhibits

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2		2	01/11/02
2.2	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2/A		2.2	08/02/02
2.3	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2/A		2.2	04/24/03
2.4	Plan and agreement of reorganization between Competitive Companies, Inc. and CCI Acquisition Corp		8-K		10.1	05/09/05
3(i)	Articles of Competitive Companies, as amended		SB-2		3(I)	01/11/02
3(ii)	Bylaws of Competitive Companies		SB-2		3(II)	01/11/02
4	Rights and Preferences of Preferred Stock		SB-2		4	01/11/02
21	List of Subsidiaries	X
31	Certification of Jerald Woods pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Jerald Woods pursuant to Section 906 of the Sarbanes-Oxley Act	X
99	Press Release Announcing New Website and Products	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPETITIVE COMPANIES, INC.

(Registrant)

By: /s/ Jerald Woods
Jerald Woods, President &
Chief Executive Officer (On behalf of
the registrant and as principal accounting
officer)

Date: May 15, 2008