Form 10-Q
period 2008-06-30
COMPETITIVE COMPANIES INC
filed 2008-08-19
CIK 1161706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Copies of Communication to:
Stoecklein Law Group
4695 MacArthur Court,
Eleventh Floor
Newport Beach, CA 92660
(949) 798-5541
(949) 258-5112

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 

Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No  ☒

The number of shares of Common Stock, $0.001 par value, outstanding on August 13, 2008, was 56,757,050 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Competitive Companies, Inc
Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
Assets	(unaudited)

Current assets:
Cash	$8,338	$3,909
Account receivable, net of allowance for
doubtful accounts of $85,229 and $75,913	84,430	89,424
Prepaid expenses	2,719	2,561
Total current assets	93,487	95,894

Fixed assets, net	72,615	88,081

Other assets:
Deposits	1,366	1,366

	$167,468	$185,341

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$188,337	$117,363
Accrued expenses	32,983	12,782
Customer deposits	45,110	43,860
Note payable, related party	33,000	25,000
Current maturities of long term debt	6,645	6,648
Total current liabilities	306,075	205,653

Long term debt, net of current maturities	12,421	15,675

Stockholders' equity (deficit):
Preferred stock, $0.001 par value 10,000,000 shares authorized:
Class A convertible, no shares issued and outstanding with no liquidation value	-	-
Class B convertible, 1,495,436 shares issued and outstanding with no liquidation value	1,495	1,495
Class C convertible, 1,000,000 shares issued and outstanding with no liquidation value	1,000	1,000
Common stock, $0.001 par value, 100,000,000 shares
authorized, 56,757,050 and 56,707,050 shares issued and outstanding
at June 30, 2008 and December 31, 2007	56,757	56,707
Subscription payable (235,000 and 140,000 shares)	23,500	14,000
Additional paid-in capital	2,666,732	2,661,782
Accumulated (deficit)	(2,900,512)	(2,770,971)
	(151,028)	(35,987)

	$167,468	$185,341

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc
Consolidated Statements of Operations
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	$180,256	$225,860	$359,576	$459,801
Cost of sales	84,223	113,668	205,222	241,694

Gross profit	96,033	112,192	154,354	218,107

Expenses:
General and administrative	73,700	160,947	150,233	297,304
Salaries and wages	52,374	114,637	104,960	237,462
Consulting fees	454	456	874	11,050
Depreciation	8,553	8,475	17,106	16,684
Bad debt	(2,440)	(3,309)	6,826	17,236
Total operating expenses	132,641	281,206	279,999	579,736

Net operating (loss)	(36,608)	(169,014)	(125,645)	(361,629)

Other income (expenses):
Interest expense	(2,178)	(544)	(3,896)	(1,112)
Total other income (expenses)	(2,178)	(544)	(3,896)	(1,112)

Net (loss)	$(38,786)	$(169,558)	$(129,541)	$(362,741)

Weighted average number of common shares
outstanding - basic and fully diluted	56,748,259	53,428,717	56,727,654	54,188,717

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc
Consolidated Statements of Cash Flows
(unaudited)

	For the six months ended
	June 30,
	2008	2007

Cash flows from operating activities
Net (loss)	$(129,541)	$(193,183)
Adjustments to reconcile net (loss) to
net cash (used in) operating activities:
Depreciation	17,106	8,209
Share-based compensation	-	10,000
Provision for bad debt	9,316	20,545
Decrease (increase) in assets:
Accounts receivable	(2,322)	3,170
Prepaid expenses	(158)	-
Increase (decrease) in liabilities:
Accounts payable	70,974	(52,863)
Accrued expenses	20,201	12,174
Customer deposits	1,250	3,050
Net cash (used in) operating activities	(13,174)	(188,898)

Cash flows from investing activities
Purchased of fixed assets	(1,640)	(2,218)
Net cash (used in) investing activities	(1,640)	(2,218)

Cash flows from financing activities
Proceeds from note payable, related party	25,000	-
Payments on note payable, related party	(17,000)	-
Principal payments on notes payable	(3,257)	(1,489)
Proceeds from issuance of common stock	14,500	235,000
Net cash provided by financing activities	19,243	233,511

Net increase in cash	4,429	42,395
Cash - beginning	3,909	4,337
Cash - ending	$8,338	$46,732

Supplemental disclosures:
Interest paid	$866	$568
Income taxes paid	$-	$-

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

Note 2 – Going Concern

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred continuous losses from operations, has an accumulated deficit of $2,900,512 and a working capital deficit of $212,588 at June 30, 2008, and has reported negative cash flows from operations over the last three years. In addition, the Company does not currently have the cash resources to meet their operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which they operate.

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

Note 3 – Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2008	2007

Telecommunication equipment and computers	$279,197	$277,557
Furniture & Fixtures	3,353	3,353
Leasehold Improvements	13,539	13,539
	296,089	294,449

Less accumulated depreciation	(223,474)	(206,368)
	$72,615	$88,081

Depreciation expense totaled $17,106 and $16,684 for the six months ended June 30, 2008 and 2007, respectively.

Note 4 – Notes Payable, Related Party

The Company had unsecured notes payable outstanding to the Company’s CEO of $33,000 in total as of June 30, 2008 and $25,000 as of December 31, 2007 for short term loans to fund the Company’s operations. The notes bear interest at 18% and are due on demand. Interest expense of $3,030 and $863 has been recorded as of June 30, 2008, and December 31, 2007, respectively.

Note 5 – Long Term Debt

Long-term debt consists of the following at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
Unsecured note payable to a stockholder, in original amount of $56,276, bearing interest at 8%, and carrying monthly principal and interest payments of $683 maturing February 23, 2011.	$19,066	$22,323
Less: current portion	6,645	6,648
Long-term debt, less current portion	$12,421	$15,675

Future maturities of long-term debt are as follows as of June 30:

2009	$6,645
2010	7,345
2011	5,076
$19,066

Interest expense totaled $866 and $1,112 for the six months ended June 30, 2008 and 2007, respectively.

Note 6 – Commitments

The Company leases its operating facility in Riverside California under a non-cancelable 5-year operating lease expiring December 14, 2011. The lease provides for increases in future minimum annual rental payments based on defined annual increases beginning with monthly payments of $2,433 and culminating in a monthly payment of $2,945 in 2011. Lease expense totaled $15,621 and $13,650 during the six months ending June 30, 2008 and 2007, respectively.

 Future minimum lease payments required are as follow:
Year	Amount
2008	$15,237
2009	32,394
2010	33,931
2011	32,394
Total	$113,956

Note 7 – Stockholders’ equity (deficit)

Common stock

On April 1, 2008, CCI received $3,000 in exchange for a subscription agreement totaling 30,000 shares of its $.001 par value common stock from an individual investor. The shares remain un-issued as of the date of this report.

On April 16, 2008, CCI received $5,000 in exchange for a subscription agreement totaling 50,000 shares of its $.001 par value common stock from the Company’s CEO.

On May 14, 2008, CCI received $6,500 in exchange for a subscription agreement totaling 130,000 shares of its $.001 par value common stock from an individual investor. The shares remain un-issued as of the date of this report.

Note 8 – Subsequent Events

On July 23, 2008 the Company entered into a consulting agreement to receive business development services over a four month term in exchange for 3,000,000 shares of the Company’s common stock. The fair market value of the shares was $90,000 and will be amortized over the four month term of the agreement. The shares remain unissued as of the date of this report.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements”.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words.  These forward-looking statements present our estimates and assumptions only as of the date of this report.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made.  Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.  You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

During the quarter ended March 31, 2008, we announced the appointment of a Chief Technical Officer who is going to help facilitate the expansion and advertising of our (800) telephone service.  Subsequent to the quarter ended June 30, 2008, we also announced the launch of a new website (www.ccidirectwholesale.com) that will be dedicated to selling various electronic, household, business, and clothing and jewelry items at significant discounts.  It is anticipated that products will be available to be shipped directly to customers within 2 to 3 business days.  Both of these additions are expansions into new revenue sources and the Company hopes to create a wider customer base from that of just servicing of large apartment complexes.

Results of Operations for the three and six months ended June 30, 2008

The following tables summarize selected items from the statement of operations for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007.

INCOME:

	Three Months Ended		Increase/ (Decrease)	Six Months Ended		Increase/ (Decrease)
	2008	2007	%	2008	2007	%
Revenues	$180,256	$225,860	(20%)	$359,576	$459,801	(22%)

Cost of Sales	84,223	113,668	(26%)	205,222	241,694	(15%)

Gross Profit	$89,510	$112,192	(20%)	$147,831	$218,107	(32%)

Gross Profit Percentage of Revenue	50%	50%	0%	41%	47%	(6%)

Revenues

Revenues for the three months ended June 30, 2008 was $173,722 compared to revenues of $225,860 for the three months ended June 30, 2007. This resulted in a decrease in revenues of $45,604, or 20%, when compared to one year ago.  Revenues for the six months ended June 30, 2008 was $353,053 as compared to $459,801 for the six months ended June 30, 2007.  We also experienced a decrease of $100,225, or 22% when compared to the same period one year ago.  During 2007, regulations governed by the Federal Communications Commission were changed that allowed direct competitors to our telephone and cable services to compete with our customers in the apartment complexes that we service.  As a result, we were unable to remain competitive with larger competitors and some of our customers switched providers and ultimately, we have begun to experience a decrease in revenues.

Due to this change in the regulatory environment of our traditional business operations, we have begun to pursue and investigate alternative revenue sources.   During the end of the first quarter of 2008, we announced a new revenue source of offering a competitive (800) service.  During the quarter ended June 30, 2008, we announced our intention to expand into the direct sales of various products through a newly established website.  We hope these services will provide additional revenues while maintaining a continuous focus on our core business.

Cost of sales

Cost of sales for the three months ended June 30, 2008 was $84,223, a decrease of $29,445, or 26%, from $113,668 for the three months ended June 30, 2007.  Cost of sales also decreased from $241,694 for the six months ended June 30, 2007 to $205,222 for the six months ended June 30, 2008.  Beginning in 2007, we began eliminating underutilized circuits and have made continued efforts to continually manage and reduce costs, where applicable.  During the six months ended June 30, 2008, we experienced decreased revenues which reduced some of our cost of sales. In addition, some of our contracts with apartment complexes have expired which reduced our commissions expenses.

Gross profit

Gross profit as a percentage of revenue decreased from 47% for the six months ended June 30, 2007 to 41% for the six months ended June 30, 2008.  However, our gross profits as a percentage of revenue did not fluctuate from the three months ended June 30, 2007 when compared to the three months ended June 30, 2008.  Our gross profit for the six months ended June 30, 2008 decreased as a result of not being able to better manage our cost of sales in relation to our decrease in revenues.

EXPENSES:

	Three Months Ended		Increase/ (Decrease)	Six Months Ended		Increase/ (Decrease)
	2008	2007	%	2008	2007	%
General and administrative expenses	$73,700	$160,947	(54%)	$150,233	$297,304	(49%)

Salaries and wages	52,374	114,637	(53%)	104,960	237,462	(56%)

Consulting fees	454	456	0%	874	11,050	(92%)

Depreciation	8,553	8,475	(1%)	17,106	16,684	(3%)

Bad Debt	(2,440)	(3,309)	(26%)	6,826	17,236	(60%)

Net operating (loss)	$(36,608)	$(169,014)	(78%)	$(125,645)	$(361,629)	(65%)

General and Administrative expenses

General and administrative expenses were $73,700 for the three months ended June 30, 2008 versus $160,947 for the three months ended June 30, 2007, which resulted in a decrease of $87,247 or 54%.  General and administrative expenses also decreased 49% for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.  The decrease was due primarily to a decrease in the Company’s advertising and promotional costs, as well as, an overall effort to trim non-essential overhead costs.

Salaries and Wages

Salary and wage expenses were $52,374 for the three months ended June 30, 2008 versus $114,637 of salary and wage expenses for the three months ended June 30, 2007.  Salary and wage expenses also decreased 56% for the six months ended June 30, 2008 of $104,960 to $237,462 for the six months ended June 30, 2007.   During the first six months of 2007, we had increased management’s salaries, which the Company has since ceased payment of as a result of no longer having the same management as of a year ago.  Additionally, our current CEO, does not have an employment agreement in place and therefore we have not paid any compensation during the six months ended June 30, 2008 to him.  We expect that we may need to increase our personnel in the future as we expand our operations, if and when we enter into the VoIP field as well as the anticipated expansion into different revenue sources.

Consulting Fees

Consulting fees were $454 for the three months ended June 30, 2008 compared to $456 consulting fees for the three months ended June 30, 2007.  Consulting fees were $874 for the six months ended June 30, 2008 compared to $11,050 for the six months ended June 30, 2007. The majority of our consulting fees during the six months ended June 30, 2007, were a result of issuances of common stock as compensation in exchange for consulting services.  During the first six months of 2008, we did not have similar expenses.

Depreciation

Depreciation expenses were $8,553 for the three months ended June 30, 2008 versus $8,475 for the three months ended June 30, 2007.  During the six months ended June 30, 2008, we had depreciation expenses of 17,106 compared to $16,684 for the six months ended June 30, 2007.  This resulted in a minimal increase of 3% for the six months ended June 30, 2008 when compared to the same time period in 2007.  During 2007 we acquired some additional assets which accounts for the depreciation expenses and at this point in time we anticipate our depreciation expenses to remain stable.

Bad Debt

Bad debt expenses for the six months ended June 30, 2008 were $6,826 as compared to $17,236 for the same period in 2007, which resulted in a decrease of $10,410.  We were able to decrease our allowance of bad debt as a result of having fewer accounts likely being sent to a third party collection agency.

Net Operating (Loss)

The net operating loss for the three months ended June 30, 2008 was $36,608, versus a net operating loss of $169,014 for the three months ended June 30, 2007.   The net operating loss for the six months ended June 30, 2008 was $125,645, versus a net operating loss of $361,629.  For the three months ended June 30, 2008, we were able to reduce our net loss by 78% and for the six months ended June 30, 2008, we were able to reduce our net loss by 65%.  This decrease in net loss is primarily attributable to the significant reduction in our consulting expenses, salaries and wages, and general and administrative expenses for the six months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at June 30, 2008 compared to December 31, 2007.

	June 30,	December 31,	Increase / (Decrease)
	2008	2007	$	%

Current Assets	$93,487	$95,894	$(2,407)	(3%)

Current Liabilities	$306,075	$205,653	$100,422	49%

Working (Deficit)	$(212,588)	$(109,759)	$102,829	(94%)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development.  As of June 30, 2008, we had current assets of $93,487 and current liabilities of $306,075, which resulted in a working capital deficit of $212,588.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.

Our future capital requirements will depend on many factors, including the expansion of our VoIP services; actual usage of Waylinks’ antennas; additional marketing of the (800) services; the expansion of new website and product offerings; the cost and availability of third-party financing for development; addition of new revenue sources; and administrative and legal expenses.  We conducted private placements of equity shares at $0.10 per share during the fiscal 2007 year, whereby we sold approximately 4,030,000 shares and had raised a total of $403,000.  During the second quarter of 2008, we sold a total of 210,000 shares of our common stock for a total of $14,500.

As of the year ended December 31, 2007, we entered into an unsecured note payable with our Chief Executive Officer totaling $25,000 and as of the six months ended June 30, 2008 we had unsecured notes payable in the amount of $33,000.  These notes bear an annual interest rate of 18% and are payable upon demand.   However, should we not be able to continue to secure additional financing when needed, we may be required to slow down or suspend our growth or reduce the scope of our current operations, any of which would have a material adverse effect on our business.

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

Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $2,900,512 and a working capital deficit of $212,588 at June 30, 2008, and have reported negative cash flows from operations over the last four years.  In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

Our net operating losses for the six months ended June 39, 2008 was $36,608 and $438,426 for the year ended December 31, 2007. As of June 30, 2008, we only had $8,338 in cash available to finance our operations and a working capital deficit of $102,829.  Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception.  We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of securities and recent loans to from an officer to satisfy working capital requirements.  We will continue to be dependent upon the proceeds of future offerings or public offerings to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy.  There  can  be  no  assurance  that  we  will  be  able  to  raise the necessary  capital to continue operations.

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

As a result of our deficiency in working capital at June 30, 2008 and other factors, our auditors have included an explanatory paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments as a result of this uncertainty.  The going concern qualification may adversely impact our ability to raise the capital necessary for the continuation of operations.

If we are unable to obtain additional funding, our business operations will be harmed and if we do obtain additional financing our then existing stockholders may suffer substantial dilution.

We will require additional funds to expand our operations and believe the current cash on hand and the other sources of liquidity will not be sufficient enough to fund our operations through fiscal 2008.  We anticipate that we will require up to approximately $250,000 to fund our continued operations for the next twelve months, depending on revenue from operations.

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

Risks Relating to our Common Stock

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2008, we authorized the issuance of 30,000 shares of our common stock to an accredited investor in exchange for a subscription agreement totaling $3,000. As of the date of this report, the shares have not been issued.

On April 16, 2008, we authorized the issuance of 50,000 shares of our common stock to our CEO in exchange for receiving $5,000.

On May 14, 2008, we authorized the issuance of 130,000 shares of our common stock to an accredited investor in exchange for a subscription agreement totaling $6,500.  As of the date of this report, the shares have not been issued.

We believe the issuance of the shares is exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  The shares were issued directly by us and did not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of his investment.

Subsequent Issuances

On August 14, 2008, we filed a registration statement on Form S-8, whereby we registered a total of 7,730,580 shares. The following list shows the shares issued from that Registration Statement on Form S-8.  As of the date of this filing, we have 1,500,000 shares of our common stock available to be issued under the Consultant Stock Plan.

Person Issued to	Number of Shares
Stoecklein Law Group	1,230,580
Accuity Financial, Inc.	1,000,000
Thomas Mahoney	3,000,000
Zachery Bluestein	500,000
Tonni Smith-Adkins	500,000

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended June 30, 2008.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our security holders during the second quarter of 2008.

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

Date: August 19, 2008