Form 10-Q
period 2008-09-30
COMPETITIVE COMPANIES INC
filed 2008-11-19
CIK 1161706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
402 West Broadway
Suite 690
San Diego, CA 92101
(619) 704-1310
(619) 704-1325

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

The number of shares of Common Stock, $0.001 par value, outstanding on November 18, 2008, was 63,687,630 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Competitive Companies, Inc
Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
Assets	(unaudited)

Current assets:
Cash	$7,377	$3,909
Account receivable, net of allowance for
doubtful accounts of $83,765 and $75,913	85,231	89,424
Prepaid expenses	2,561	2,561
Total current assets	95,169	95,894

Fixed assets, net	64,062	88,081

Other assets:
Deposits	1,366	1,366

	$160,597	$185,341

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$168,037	$117,363
Accrued expenses	36,873	12,782
Customer deposits	45,770	43,860
Note payable, related party	28,000	25,000
Current maturities of long term debt	7,057	6,648
Total current liabilities	285,737	205,653

Long term debt, net of current maturities	10,331	15,675

Stockholders' equity (deficit):
Preferred stock, $0.001 par value 10,000,000 shares authorized:
Class A convertible, no shares issued and outstanding with no liquidation value	-	-
Class B convertible, 1,495,436 shares issued and outstanding with no liquidation value	1,495	1,495
Class C convertible, 1,000,000 shares issued and outstanding with no liquidation value	1,000	1,000
Common stock, $0.001 par value, 70,000,000 shares
authorized, 62,487,630 and 56,707,050 shares issued and outstanding at September 30, 2008 and December 31, 2007	62,488	56,707
Subscription payable (300,000 and 140,000 shares)	23,500	14,000
Additional paid-in capital	2,842,919	2,661,782
Accumulated (deficit)	(3,066,873)	(2,770,971)
	(135,471)	(35,987)

	$160,597	$185,341

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc
Consolidated Statements of Operations
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$158,966	$214,756	$518,542	$674,557
Cost of sales	93,326	110,905	298,548	352,599

Gross profit	65,640	103,851	219,994	321,958

Expenses:
General and administrative	87,164	75,907	237,397	373,236
Salaries and wages	46,187	59,579	151,147	297,041
Consulting fees	90,813	509	91,687	11,559
Depreciation	8,553	8,214	25,659	24,898
Bad debt	(2,514)	11,945	4,312	29,181
Total operating expenses	230,203	156,154	510,202	735,915

Net operating (loss)	(164,563)	(52,303)	(290,208)	(413,957)

Other income (expenses):
Other Income	-	-	-	25
Interest expense	(1,798)	(540)	(5,694)	(1,652)
Total other income (expenses)	(1,798)	(540)	(5,694)	(1,627)

Net (loss)	$(166,361)	$(52,843)	$(295,902)	$(415,584)

Weighted average number of common shares
outstanding - basic and fully diluted	60,399,397	56,066,833	57,960,502	54,823,962

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc
Consolidated Statements of Cash Flows
(unaudited)

	For the nine months ended
	September 30,
	2008	2007

Cash flows from operating activities
Net (loss)	$(295,902)	$(415,584)
Adjustments to reconcile net (loss) to
net cash (used in) operating activities:
Depreciation	25,659	24,898
Share-based compensation	156,918	10,000
Provision for bad debt	4,312	29,181
Decrease (increase) in assets:
Accounts receivable	(119)	(8,521)
Increase (decrease) in liabilities:
Accounts payable	50,674	(31,864)
Accrued expenses	24,091	(9,800)
Customer deposits	1,910	4,210
Net cash (used in) operating activities	(32,457)	(397,480)

Cash flows from investing activities
Purchased of fixed assets	(1,640)	(8,883)
Net cash (used in) investing activities	(1,640)	(8,883)

Cash flows from financing activities
Proceeds from note payable, related party	31,000	5,000
Payments on note payable, related party	(28,000)	-
Principal payments on notes payable	(4,935)	(4,558)
Proceeds from issuance of common stock	39,500	403,000
Net cash provided by financing activities	37,565	403,442

Net increase in cash	3,468	(2,921)
Cash - beginning	3,909	4,337
Cash - ending	$7,377	$1,416

Supplemental disclosures:
Interest paid	$1,292	$1,577
Income taxes paid	$-	$-

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

Note 2 – Going Concern

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred continuous losses from operations, has an accumulated deficit of $3,066,873 and a working capital deficit of $190,568 at September 30, 2008, and has reported negative cash flows from operations over the last three years. In addition, the Company does not currently have the cash resources to meet their operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which they operate.

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

Note 3 – Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2008	2007

Telecommunication equipment and computers	$279,197	$277,557
Furniture & Fixtures	3,353	3,353
Leasehold Improvements	13,539	13,539
	296,089	294,449

Less accumulated depreciation	(232,027)	(206,368)
	$64,062	$88,081

Depreciation expense totaled $25,659 and $24,898 for the nine months ended September 30, 2008 and 2007, respectively.

Note 4 – Notes Payable, Related Party

The Company had unsecured notes payable outstanding to the Company’s CEO of $28,000 in total as of September 30, 2008 and $25,000 as of December 31, 2007 for short term loans to fund the Company’s operations. The notes bear interest at 18% and are due on demand. Interest expense of $4,484 and $863 has been recorded as of September 30, 2008, and December 31, 2007, respectively.

Note 5 – Long Term Debt

Long-term debt consists of the following at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
Unsecured note payable to a stockholder, in original amount of $56,276, bearing interest at 8%, and carrying monthly principal and interest payments of $683 maturing February 23, 2011.	$10,331	$22,323
Less: current portion	7,057	6,648
Long-term debt, less current portion	$17,388	$15,675

Future maturities of long-term debt are as follows as of September 30:

2009	$ 7,057
2010	7,644
2011	2,687
$ 17,388

Interest expense totaled $1,210 and $1,652 for the nine months ended September 30, 2008 and 2007, respectively.

Note 6 – Commitments

The Company leases its operating facility in Riverside California under a non-cancelable 5-year operating lease expiring December 14, 2011. The lease provides for increases in future minimum annual rental payments based on defined annual increases beginning with monthly payments of $2,433 and culminating in a monthly payment of $2,945 in 2011. Lease expense totaled $28,703 and $25,391 during the nine months ending September 30, 2008 and 2007, respectively.

Future minimum lease payments required are as follow:

Year	Amount
2008	$ 7,298
2009	32,394
2010	33,931
2011	32,394
Total	$ 106,017

On August 26, 2008 the Company entered into a non-binding Letter of Intent with Innovation Capital Management, Inc. (“ICM”) concerning the acquisition of one hundred percent (100%) of the outstanding capital stock, or ownership interest of ICM, a communications company organized under the laws of the State of Delaware. The terms of the proposed agreement specify that CCI issue 25,544,624 shares of common stock, valued at an estimated $1,344,335, in exchange for 100% of the assets and liabilities of ICM, of which the proposed closing date was October 1, 2008. The proposed purchase agreement is contingent on CCI conducting a proxy vote to increase the total authorized shares of common stock, which has not occurred as of the date of this report.

Note 7 – Stockholders’ equity (deficit)

Common stock

On August 14, 2008, CCI filed a form S-8 with the United States Securities and Exchange Commission which authorizes the Company to issue a total of 7,730,580 unrestricted shares of the Company’s common stock, of which, 5,500,000 are to be issued to consultants and 2,230,580 are to be issued as payment for professional services rendered.

On July 30, 2008, the Company granted 3,000,000 of these S-8 shares to a consultant for consulting services rendered in the pursuant of obtaining a potential merger candidate. The fair market value of the shares was $90,000.

On July 30, 2008, the Company issued 1,000,000 of these S-8 shares to a consulting firm for accounting services rendered. The fair market value of the shares was $30,000.

On July 30, 2008, the Company issued 1,230,580 of these S-8 shares for legal services rendered. The fair market value of the shares was $36,918.

On September 2, 2008, CCI received $5,000 in exchange for a subscription agreement totaling 100,000 shares of its $.001 par value common stock from an individual investor.

On September 10, 2008, CCI received $20,000 in exchange for a subscription agreement totaling 400,000 shares of its $.001 par value common stock from an individual investor.

Note 8 – Subsequent Events

On October 1, 2008, the Company issued 1,000,000 unrestricted, S-8 shares under the 2008 Non-Qualified Consultants Stock Compensation Plan to a consultant for consulting services rendered in the pursuant of obtaining a potential merger candidate over the three month period ending December 31, 2008. The fair market value of the shares was $30,000.

On November 18, 2008 the Company issued 200,000 shares of common stock to a total of three different investors. The investors had previously purchased the Company’s common stock which was previously recorded as stock subscriptions payables.

On November 3, 2008 the Company entered into a non-binding Letter of Intent with Worldwide Communications, Inc. concerning the acquisition of forty (40) microwave towers (“Asset Purchase Agreement”). The terms of the proposed agreement specify that CCI issue two million newly issued Convertible Preferred Shares at a price of $1 per share, with 10% or 200,000 shares to be placed immediately in escrow upon the signing of the completed Asset Purchase Agreement, of which the proposed closing date is November 28, 2008. The conversion terms have not yet been determined. In addition, the terms of the agreement include a purchaser buy-back arrangement whereby, upon acceptable financing, CCI intends to buy back a total of two hundred thousand of the Convertible Preferred Shares in exchange for two hundred thousand dollars ($200,000).

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

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.  Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements as a result of being a penny stock issuer.  You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.  The factors impacting these risks and uncertainties include, but are not limited to:

•	Our current deficiency in working capital;
•	Increased competitive pressures from existing competitors and new entrants;
•	Our ability to market our services to new subscribers;
•	Inability to locate additional revenue sources and integrate new revenue sources into our organization;
•	Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	Changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
•	Consumer acceptance of price plans and bundled offering of our services;
•	Loss of customers or sales weakness;
•	Technological innovations;
•	Inability to efficiently manage our operations;
•	Inability to achieve future sales levels or other operating results;
•	Inability of management to effectively implement our strategies and business plan
•	Key management or other unanticipated personnel changes;
•	The unavailability of funds for capital expenditures; and
•	The other risks and uncertainties detailed in this report.

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

On May 5, 2005, the Company merged with CA Networks, Inc. (“CAN”), which was a development stage enterprise in the process of developing a business model in the same industry as CCI. CAN was formed under the laws of the state of Wyoming on January 14, 2004 and provided retail local and long distance telephone service and DSL Internet service in Kentucky.   The combined companies maintained the name of CCI.  As of June 30, 2006, we no longer have operations within Kentucky and have focused on continuing the operations of providing telecommunications services to California, Alabama, and Mississippi.

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

During the first two quarters of 2008, we announced the appointment of a Chief Technical Officer who was to help facilitate the expansion and advertising of an (800) telephone service as well as assist in the launch of a new website that was to be dedicated to selling various electronic, household, business, and clothing and jewelry items at significant discounts.  However, during the third quarter of 2008, our relationship with the Chief Technical Officer terminated and we have decided to not pursue the endeavor of providing a website for the sale of various goods.  We do still offer the (800) service although we have not been able to capitalize on this revenue source as we had originally anticipated.

Since the beginning of 2008 the Company has attempted to locate new revenue sources with the hopes to create a wider customer base from that of just servicing large apartment complexes.  During the third quarter of 2008 and subsequent to the third quarter of 2008, the Company entered into two Letters of Intent to help potentially expand its revenues sources.  The first Letter of Intent is with Innovation Capital Management, Inc. (“ICM”) whereby the Company intends to merge with ICM’s operations and proprietary technology to expand the wireless Internet services to rural America.  The proposed purchase agreement is contingent on the Company conducting a proxy vote to increase the total authorized shares of common stock, which has not occurred as of the date of this report.

  The second Letter of Intent is with Worldwide Communications, Inc. whereby the Company intends to acquire 40 carrier-grade microwave towers, which the Company hopes will further expand its operations in providing wireless Internet services to rural markets in America.  The terms of the proposed agreement specify that the Company will issue two million newly issued Convertible Preferred Shares at a price of $1 per share, with 10% or 200,000 shares to be placed immediately in escrow upon the signing of the completed Asset Purchase Agreement.  As of the date of this report, a definitive Asset Purchase Agreement has not been executed.

Results of Operations for the three and nine months ended September 30, 2008

The following tables summarize selected items from the statement of operations for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007.

INCOME:

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
	2008	2007	%	2008	2007	%
Revenues	$158,966	$214,756	(26%)	$518,542	$674,557	(23%)

Cost of Sales	93,326	110,905	(16%)	298,548	352,599	(15%)

Gross Profit	$65,640	$103,851	(37%)	$219,994	$321,958	(32%)

Gross Profit Percentage of Revenue	41%	48%	(7%)	42%	48%	(6%)

Revenues

Revenues for the three months ended September 30, 2008 was $158,966 compared to revenues of $214,756 for the three months ended September 30, 2007. This resulted in a decrease in revenues of $55,790, or 26%, when compared to the same period one year ago.  Revenues for the nine months ended September 30, 2008 was $518,542 as compared to $674,557 for the nine months ended September 30, 2007.  Once again we experienced a decrease of $156,015, or 23% when compared to the same period one year ago.  During 2007, regulations governed by the Federal Communications Commission were changed that allowed direct competitors to our telephone and cable services to compete with our customers in the apartment complexes that we service.  As a result, we were unable to remain competitive with larger competitors and some of our customers have switched providers and ultimately, we have begun to experience a decrease in revenues.

Due to this change in the regulatory environment of our traditional business operations, we have begun to pursue and investigate alternative revenue sources.   During the end of the first quarter of 2008, we announced a new revenue source of offering a competitive (800) service.  We have also located potential other revenues sources of providing wireless Internet services to rural markets by executing Letters of Intent during the third quarter of 2008 and subsequent to the third quarter.  We hope these services will provide additional revenues while maintaining a continuous focus on our core business; however, there can be no assurance that we will be able successfully execute definitive agreements or properly integrate the entities that we have signed Letters of Intent with.

Cost of sales

Cost of sales for the three months ended September 30, 2008 was $93,326, a decrease of $17,579, or 16%, from $110,905 for the three months ended September 30, 2007.  Cost of sales also decreased from $352,599 for the nine months ended September 30, 2007 to $298,548 when compared to the nine months ended September 30, 2008.  Beginning in 2007, we began eliminating underutilized circuits and have made continued efforts to continually manage and reduce costs, where applicable.  During the nine months ended September 30, 2008, we experienced decreased revenues which reduced some of our cost of sales.  In addition, some of our contracts with apartment complexes have expired which has reduced some commission expenses.

Gross profit

Gross profit as a percentage of revenue decreased from 48% for the nine months ended September 30, 2007 to 42% for the nine months ended September 30, 2008.  Additionally, our gross profits as a percentage of revenue also decreased from 48% for the three months ended September 30, 2007 compared 41% for the three months ended September 30, 2008.  Overall our gross profit has decreased as a result of not being able to better manage our cost of sales in relation to our decrease in revenues.

EXPENSES:

	Three Months Ended September 20,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
	2008	2007	%	2008	2007	%
General and administrative expenses	$87,164	$75,907	15%	$237,397	$373,236	(36%)

Salaries and wages	46,187	59,579	(22%)	151,147	297,041	(49%)

Consulting fees	90,813	509	17,741%	91,687	11,559	693%

Depreciation	8,553	8,214	4%	25,659	24,898	3%

Bad Debt	(2,514)	11,945	(121%)	4,312	29,181	(85%)

Net operating (loss)	$(164,563)	$(52,303)	215%	$(290,208)	$(413,957)	(30%)

General and Administrative expenses

General and administrative expenses were $87,164 for the three months ended September 30, 2008 versus $75,907 for the three months ended September 30, 2007, which resulted in an increase of $11,257 or 15%.  The increase in our general and administrative expenses was a result of additional legal and professional fees attributed to the payment of stock in lieu of cash for services.  Due to the lack of liquidity in the Company’s common stock a greater amount of shares were required to provide the same services had cash been available to pay for the services.

However, for the nine months ended September 30, 2008, our general and administrative expenses decreased 36% when compared to the the nine months ended September 30, 2007.  The decrease was due primarily to a decrease in the Company’s advertising and promotional costs, as well as, an overall effort to trim non-essential overhead costs.

Salaries and Wages

Salary and wage expenses were $46,187 for the three months ended September 30, 2008 versus $59,579 of salary and wage expenses for the three months ended September 30, 2007.  Salary and wage expenses also decreased 49% from the nine months ended September 30, 2007 of $297,041 to $151,147 for the nine months ended September 30, 2008.   During the first six months of 2007, we had increased management’s salaries, which the Company has since ceased payment of as a result of no longer having the same management as of a year ago.  Additionally, our current CEO, does not have an employment agreement in place and therefore we have not paid any compensation during the nine months ended September 30, 2008 to him.  We expect that we may need to increase our personnel in the future as we expand our operations and finalize potential acquisitions, if and when we enter into these alternative revenue sources.

Consulting Fees

Consulting fees were $90,813 for the three months ended September 30, 2008 compared to $509 consulting fees for the three months ended September 30, 2007.  The significant increase in consulting fees during the three months ended September 30, 2008 when compared to the same period a year ago is a result of stock-based compensation being paid for professional services in the pursuit of finding financing and merger & acquisition candidates, which we did not experience in 2007.

Consulting fees were $91,687 for the nine months ended September 30, 2008 compared to $11,559 for the nine months ended September 30, 2007.  Again we experienced an increase of 693% in consulting fees during the nine months ended September 30, 2008 when compared to the same period of 2007 as a result of the significant increase in professional fees during the third quarter of 2008.  However, we did experience some consulting fees during the nine months ended September 30, 2007, as a result of common stock issuances as compensation in exchange for consulting services.

Depreciation

Depreciation expenses were $8,553 for the three months ended September 30, 2008 versus $8,214 for the three months ended September 30, 2007.  During the nine months ended September 30, 2008, we had depreciation expenses of $25,659 compared to $24,898 for the nine months ended September 30, 2007.  This resulted in a minimal increase of 3% for the nine months ended September 30, 2008 when compared to the same time period in 2007.  During 2007 we acquired some additional assets which accounts for the depreciation expenses and at this point in time we anticipate our depreciation expenses to remain stable.

Bad Debt

Bad debt expenses for the nine months ended September 30, 2008 were a negative $2,514 as compared to $11,945 for the same period in 2007, which resulted in a decrease of $14,459.   We also experienced an 85% decrease in our bad debt when compared to the nine months ended September 30, 2007 to the nine months ended September 30, 2008.  We were able to decrease our allowance of bad debt as a result of having fewer accounts likely being sent to a third party collection agency and the ability to actually collect on debt previously deemed to not be recoverable.

Net Operating (Loss)

The net operating loss for the three months ended September 30, 2008 was $164,563, versus a net operating loss of $52,303 for the three months ended September 30, 2007.   The net operating loss for the nine months ended September 30, 2008 was $290,208, versus a net operating loss of $413,957.  For the three months ended September 30, 2008, we experienced an increase in our net loss by 215%.  The increase in net loss was primarily attributable to the significant increase in our consulting fees.  As for the nine months ended September 30, 2008, we were able to reduce our net loss by 30%.  This decrease in net loss is primarily attributable to the reduction in our general and administrative expenses, salaries and wages, and bad debt even though we had an increase in our consulting services for the nine months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at September 30, 2008 compared to December 31, 2007.

	September 30, 2008	December 31, 2007	Increase / (Decrease)
			$	%

Current Assets	$95,169	$95,894	$(725)	(1%)

Current Liabilities	$285,737	$205,653	$80,084	39%

Working (Deficit)	$(190,568)	$(109,759)	$80,809	74%

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of September 30, 2008, we had current assets of $95,169 and current liabilities of $285,737, which resulted in a working capital deficit of $190,568.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.

Our future capital requirements will depend on many factors, including the expansion of our wireless internet services in rural markets; VoIP services; additional marketing of the (800) services; the cost and availability of third-party financing for development; addition of new revenue sources; and administrative and legal expenses.  In the past, we have conducted private placements of equity shares at $0.10 per share.  During the 2007 fiscal year we raised a total of $403,000.  Additionally, during the third quarter of 2008, we sold a total of 500,000 shares of our common stock for a total of $25,000.

As of the year ended December 31, 2007, we entered into an unsecured note payable with our Chief Executive Officer totaling $25,000 and as of the nine months ended September 30, 2008 we had unsecured notes payable in the amount of $28,000.  These notes bear an annual interest rate of 18% and are payable upon demand.   However, should we not be able to continue to secure additional financing when needed, we may be required to slow down or suspend our growth or reduce the scope of our current operations, any of which would have a material adverse effect on our business.

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

Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $3,066,873 and a working capital deficit of $190,568 at September 30, 2008, and have reported negative cash flows from operations over the last three years.  In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted, but not expected.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, Mr. Jerald Woods, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on the evaluation, Mr. Woods concluded that our disclosure controls and procedures are not effective in timely alerting him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our principal financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

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

Our net operating losses for the nine months ended September 30, 2008 was $164,563 and $438,426 for the year ended December 31, 2007. As of September 30, 2008, we only had $7,377 in cash available to finance our operations and a working capital deficit of $190,568.  Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception.  We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of securities and recent loans to from an officer to satisfy working capital requirements.  We will continue to be dependent upon the proceeds of future offerings or public offerings to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy.  There  can  be  no  assurance  that  we  will  be  able  to  raise the necessary  capital to continue operations.

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

We will require additional funds to expand our operations and believe the current cash on hand and the other sources of liquidity will not be sufficient enough to fund our operations through fiscal 2008.  We anticipate that we will require up to approximately $100,000 to fund our continued operations for the last quarter of 2008.  However, in order to close on the intended acquisitions, we anticipate the need to raise approximately $1,000,000 to $2,000,000 depending on revenue from operations.

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

We may acquire assets or other businesses in the future.

We may consider acquisitions of assets or other business. Any acquisition involves a number of risks that could fail to meet our expectations and adversely affect our profitability. For example:

•	The acquired assets or business may not achieve expected results;
•	We may incur substantial, unanticipated costs, delays or other operational or financial problems when integrating the acquired assets;
•	We may not be able to retain key personnel of an acquired business;
•	Our management’s attention may be diverted; or
•	Our management may not be able to manage the acquired assets or combined entity effectively or to make acquisitions and grow our business internally at the same time.

If these problems arise we may not realize the expected benefits of an acquisition.

Without realization of additional capital, it would be unlikely for us to continue as a going concern.

As a result of our deficiency in working capital at September 30, 2008 and other factors, our auditors have included an explanatory paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments as a result of this uncertainty.  The going concern qualification may adversely impact our ability to raise the capital necessary for the continuation of operations.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board for one year.  We have had one late filing and have once been removed from the OTC Bulletin Board in the last two years.  Therefore, we must not have two more late filings or have our securities removed from the OTC Bulletin Board, within the two year period, otherwise we will be in jeopardy of being dequoted from the OTC Bulletin Board for a one year period.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2008, we sold a total of 500,000 shares of our restricted common stock to 2 accredited investors for a total of $25,000 in proceeds.

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

Issuance pursuant to Form S-8

On August 14, 2008, we filed a registration statement on Form S-8, whereby we registered a total of 7,730,580 shares of our common stock, of which 5,500,000 shares are to be issued to consultants and 2,230,580 are to be issued as payment for professional legal and accounting services. The following list shows the shares issued from that Registration Statement on Form S-8.  As of the date of this filing, we have 1,500,000 shares of our common stock available to be issued under the Consultant Stock Plan.

Person Issued to	Number of Shares
Stoecklein Law Group	1,230,580
Accuity Financial, Inc.	1,000,000
Thomas Mahoney	4,000,000

Subsequent Issuances

On November 18, 2008 the Company issued 200,000 shares of common stock to a total of three accredited investors. The investors had previously purchased the Company’s common stock which was previously recorded as stock subscriptions payables.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended September 30, 2008.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our security holders during the quarter ended September 30, 2008.

Item 5. Other Information

Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointments of Principal Officers

(b) Resignation of Director

On November 4, 2008, Mr. Henri Hornby gave the Company notice of his resignation from his position as a member of our Board of Directors, effective immediately.

(d) Appointment of Director

Upon the notice of Mr. Hornby’s resignation, the Board of Directors appointed Mr. William Gray to serve as a member of our Board of Directors.  Currently, we do not have separate committees within the Board of Directors such as an Audit, Nominating, or Governance committees due to having limited resources.  Therefore, Mr. Gray will participate with our entire board of directors in performing some of the functions associated with these separate committees.  Additionally, as a result of having limited resources we do not currently have an established compensation package for board members; however, in the event we are able to compensate board members, Mr. Gray will be entitled to any established directors’ compensation.

William Gray is the founder of Innovation Capital Management, Inc. (ICM), a Delaware Corporation that was incorporated in May 2008.  ICM is involved in managing investment securities design and development.  ICM is also the owner of ICM LLC and DiscoverNet, Inc.  DiscoverNet, Inc. is a full service Internet Service Provider currently deploying wireless broadband Internet throughout western Wisconsin and was incorporated in July of 1996.  Mr. Gray has been the President and Chief Executive Officer of DiscoverNet since May of 1997 and has been chiefly responsible for the funding of DiscoverNet since inception.  Most recently, the Company has developed a proprietary propagation software capable of designing tier one wireless networks via the web.  ICM intends to offer this unique software to other Wireless Internet Service Providers (WISP) as part of its planned investment and acquisition program.  Mr. Gray is highly skilled and experienced in designing investment securities, developing financial forecast, structuring mergers and acquisitions, writing business plans and drafting private placement memorandum.  Mr. Gray has managed investment securities exceeding $100 million.

Item 8.01 – Other Events

On September 4, 2008, the Company issued a press release announcing it signed a Letter of Intent with Innovation Capital Management, Inc. in its plan to bring wireless broadband internet to rural markets.  A copy of the press release is attached hereto as Exhibit 99.1.

On September 15, 2008, the Company issued a press release announcing benefits of interconnection agreements with AT&T and Verizon as a result of its potential merger with Innovation Capital Management, Inc.  A copy of the press release is attached hereto as Exhibit 99.2.

On November 5, 2008, the Company issued a press release announcing its Letter of Intent with Worldwide Communications, Inc. to acquire 40 carrier-grade microwave towers.  A copy of the press release is attached hereto as Exhibit 99.3.

Item 6. Exhibits

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2		2	01/11/02
2.2	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2/A		2.2	08/02/02
2.3	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2/A		2.2	04/24/03
2.4	Plan and agreement of reorganization between Competitive Companies, Inc. and CCI Acquisition Corp		8-K		10.1	05/09/05
3(i)	Articles of Competitive Companies, as amended		SB-2		3(I)	01/11/02
3(ii)	Bylaws of Competitive Companies		SB-2		3(II)	01/11/02
4	Rights and Preferences of Preferred Stock		SB-2		4	01/11/02
31	Certification of Jerald Woods pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Jerald Woods pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Press Release – Announcing Letter of Intent with Innovation Capital Management, Inc.	X
99.2	Press Release – Announcing Benefits on Interconnection Agreements with AT&T and Verizon with its Merger of Innovation Capital Management, Inc.	X
99.3	Press Release – Announcing Acquisition of 40 Carrier-Grade Microwave Towers from Worldwide Communications, Inc.	X

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

Date: November 19, 2008