Form 10-K
period 2008-12-31
COMPETITIVE COMPANIES INC
filed 2009-04-15
CIK 1161706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
Fax (619) 704-1325

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2008 (the last business day of the registrant's most recently completed second fiscal quarter) was $1,807,774 based on a share value of $0.04.

The number of shares of Common Stock, $0.001 par value, outstanding on April 3, 2009 was 67,409,910 shares.

COMPETITIVE COMPANIES, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2008

Index to Report
on Form 10-K

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Item 1A. Risk Factors” in this document.

Throughout this Annual Report references to “CCI”, “the Company”, “we,” “us,” and “our” and similar terms refer to COMPTETIVE COMPANIES, INC. and its wholly owned subsidiaries

AVAILABLE INFORMATION

Any annual, quarterly, special reports and other information filed with the SEC can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company’s filings are also available through the SEC’s Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC’s website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.

PART I

ITEM 1.                      BUSINESS

General Business Development

Competitive Companies, Inc. (“CCI”) was originally incorporated in the state of Nevada in March 1998. CCI currently acts as a holding company for its operating subsidiaries, Competitive Communications, Inc. (“Competitive Communications”), which is an approved and regulated local and long distance telephone company, and CCI Residential Services Inc. (“CCI Residential”), which is a non-regulated telephone company providing local and long distance telephone service, high-speed Internet and cable television service to large apartment complexes.  CCI, Competitive Communications and CCI Residential (collectively referred to as the “Company”) provide telephone, cable television, long distance/inter - exchange, and dial up and high-speed Internet connections and e-mail services, mainly to customers who live in multi-tenant residential buildings.

On May 5, 2005, the Company merged with CA Networks, Inc. (“CAN”), which was a development stage enterprise in the process of developing a business model in the same industry as CCI. CAN was formed under the laws of the state of Wyoming in 2004 and provided retail local and long distance telephone service and DSL Internet service in Kentucky.   The combined companies maintained the name of CCI.  During the second quarter of 2006, we discontinued operations within Kentucky that were originally incorporated with the CAN merger and have focused on continuing the operations of providing telecommunications services to California, Alabama, and Mississippi.  During the second quarter of 2008, we discontinued services in Mississippi and now currently operate in only California and Alabama.

Current Business Operations

During the year ended December 31, 2008, we provided telecommunications products and services that included local telephone services, domestic and international long distance services, and enhanced voice, data and Internet services, and Cable TV service primarily to residents of apartment complexes, retail businesses and residential users.  We operate in both a regulated and non-regulated environment.  It is our intention in the future to provide bundled services to our customers as well as expand to customers beyond apartment complexes and additional revenue sources in the telecommunications industry.

Principal Products and Services

During the year ended December 31, 2008, CCI provided telecommunications services primarily to residents of apartment complexes, retail businesses and residential users, in primary and secondary metropolitan areas of California and Alabama, as well as, Mississippi for the first two quarters of 2008. CCI provided telephone service to approximately 398 customers at 7 apartment complexes, provided television service to approximately 439 customers at 4 properties, and provided DSL services to approximately 209 customers at 5 properties.

During the year ended December 31, 2008, CCI operated as a regulated Competitive Local Exchange Carrier (“CLEC”) and as an Interexchange Carrier (“IXC”), owning and operating Class 4 tandem switches and providing telephone service to residences, businesses, and Shared Tenant Services (“STS”) providers using a Hub Concept.

Under the Telecommunications Act of 1996, CCI’s regulated subsidiary, Competitive Communications, receives significantly discounted prices from the existing or traditional local phone companies and long distance carriers, thereby reducing their costs.  As a regulated telecommunications provider, the company is required to negotiate agreements for resale services from the local exchange carriers, to file telephone rate tariffs with state public utilities commissions, and is subject to the state public utilities commission rules regarding telecommunications carriers.  The company is currently approved as an operating telephone company in California and Alabama, and operates as an approved public utility by each state’s Public Service Commissions.  Competitive Communications has completed wholesale interconnect agreements with SBC, now known as “AT&T”, Verizon, BellSouth, and QWEST.  These agreements allow us to purchase wholesale local and long distance telephone service and nationwide Internet service at discounted prices and resell those services at retail rates to businesses and residential users.

  The subsidiary, CCI Residential, operates under shared tenant services provisions within each state and is a non-regulated company.  As such, it is not required to file tariffs with state public utilities commissions and does not have to comply with commission rules regarding local exchange carriers, thus legally avoiding the more onerous rate filing requirements of the regulated subsidiaries and other regulated carriers.  CCI Residential can sign individual agreements with property owners allowing for commission payments to the property owner consisting of a portion of the revenue the subsidiary receives from apartment complex residents on the owner’s property.  As a shared tenant service provider, CCI Residential is required by each state’s public utilities commission to provide regulated carriers with equal access to the apartment complexes it services.

It is anticipated that CCI will begin to introduce new products and services as it is able to complete the anticipated closings with the recently executed LOIs.  During the last six months of 2008 and the first quarter of 2009, the Company executed LOIs with Innovation Capital Management, Inc., Worldwide Communications, and IBFA Acquisition LLC.  The Company intends to negotiate definitive agreements to create new strategic alliances and acquisitions that would provide new services and products.  Specifically, the Company hopes to provide wireless high speed internet, nationwide dial-up, broadband DSL, broadband satellite, web design services, discount cellular services, VoIP services and other similar services in the telecommunications industry.

Competitive Communications, Inc.

This subsidiary offered the following services in most of their markets during the year ended December 31, 2008:  local and long distance telephone services, toll-free or 800 service, and dedicated Internet and DSL services to business and non-apartment complex residential customers.

To offer these services, Competitive Communications must secure certification from a state regulator and typically must file rates or price lists for the services that it will offer.  The certification process varies from state to state; however, the fundamental requirements are largely the same.  State regulators require new entrants to demonstrate that they have secured adequate financial resources to establish and maintain good customer service.  New entrants must show that they possess the knowledge and ability required to establish and operate a telecommunications network.   CCI currently has all necessary agreements in place in California and Alabama.

Services are sold as bundled or unbundled, depending on the customer’s preference. Presently, services are sold directly to business and residential customers.  Competitive Communications also sells services to CCI Residential, which then sells these services to apartment residents under shared tenant services provisions.  Presently, nearly all of Competitive Communications’ sales are attributed to CCI Residential, and only a small portion is from direct sales of telephone and Internet services to retail residential and business customers.

CCI Residential Services

CCI Residential provides the following products and services: local and long distance services, high-speed Internet, cable television, and toll-free or 800 service in California and Alabama.

To offer these services to apartment complex customers, CCI Residential must sign a contract with the apartment owner.  These multi-year contracts normally range from 5 to 20 years.  They provide for the apartment owner to share in a percentage of the revenue received from servicing the complex.  The percentage received may vary from 0 percent to 11 percent, based on the total revenue received, the types of services provided, the term of the contract and other negotiated factors.  If the complex is under construction, CCI Residential must plan for, have approved, and install underground cabling.  If the complex is already built, it must survey the cabling needs and negotiate the use of the cable with the owner.  It must secure state approval to conduct business in the state and establish service from Competitive Communications, if available, or if Competitive Communications is not yet certified, from the traditional local telephone companies.  CCI Residential markets to the MDU (multiple-dwelling units) market as it is able to provide bundled services in a cost effective manner.

Services sold by CCI Residential can be bundled or unbundled depending on the customer’s preference.  Competitive Communications sells unbundled telephone, cable television, and Internet services to CCI Residential at, or marginally above, Competitive Communications’ cost.  CCI Residential then sells these services to apartment complex customers at competitive market prices.  By having all outside service agreements under Competitive Communications, it will be possible in the future to negotiate better terms and discounts based on the combined volume of the customer bases of Competitive Communications and CCI Residential.

When tenants move into an apartment complex serviced by CCI Residential, the leasing agent informs them that the complex has a private telephone service provider and a private cable television provider (in those locations where CCI provides the cable television service).  Tenants must contact CCI Residential in order to activate their telephone and cable television service.  Those tenants who prefer to receive service from the local telephone company may do so; however, their telephone line must be cross-connected from CCI Residential to the local telephone company.  This may take the telephone company from a few days to two weeks to accomplish and the installation charges will be assessed to the tenant.   The telephone service for those tenants who select CCI Residential for their service, in most cases, will be activated while they are still on the line placing their orders.  On average, more than 30% of tenants decide to use CCI Residential telephone service when offered at the complex.  Those who do not use the CCI Residential can select a local carrier, use their cell phones only, or choose not to have any telephone service.  Over 70% of tenants use CCI Residential to provide cable television service at those complexes where CCI Residential offers the service.  Those who do not use CCI Residential either use satellite television dishes for service or do not have television service at all.  Approximately 20% of tenants use DSL Internet service provided by CCI Residential.

Of the total revenue generated by CCI Residential, approximately 40% is from telephone-related service, approximately 40% is from cable television service, and approximately 20% is from internet service to tenants of apartment complexes serviced by the company.  It is anticipated that the percentage of revenues from internet services will increase in the future as the company plans to expand its internet services to additional complexes and as the Company looks to utilize other methods to penetrate the under serviced rural markets.

As CCI Residential purchases its services from Competitive Communications, CCI Residential does not need or have the same connection services agreements required of Competitive Communications.

Long Distance Services

The company offers a full range of domestic and international long distance services. These services include “1+” outbound calling and inbound toll free service.

Competitive Communications, Inc. has negotiated an agreement with QWEST Communications for volume discounts for long distance resale.  Prior to signing with QWEST, the company had long distance service providers that were more expensive than QWEST and provided inferior service.  Periodically the company reviews proposals from other long distance providers to ensure that it is receiving the best possible rates.  Should better rates with comparable service be found, a request revision of the QWEST agreement would be initiated or the more cost effective provider would be selected and transition made to the new provider.

The agreement with QWEST allows CCI to offer long distance telephone service in all 50 states.

Internet Services

CCI has been installing and offering high-speed internet service to selected apartment complex customers since May of 2002.  It offers high-speed internet access services via digital subscriber line, (DSL).  After accepting bids from other carriers, based on price and service quality, QWEST was selected as the carrier to provide internet service telephone lines at selected apartment complexes.

If and when, definitive agreements are executed with the entities that we have executed LOIs, we hope to be able to integrate and expand our current internet services by providing “wireless” broadband internet services as well web design services and network design services.  This expansion would allow us to reach a much broader market than we currently service.

Voice-over-Internet Protocol

VoIP uses the traditional technology of sending data packets over the internet to now transmit voices, through the compression of sound into data packets which are transmitted over data networks.  Instead of establishing a specific connection between two devices and sending a message in “one piece”, VoIP separates the message into smaller fragments called packets.  These packets are transmitted separately over a decentralized network and upon reaching its final destination, are reassembled into the original message.

Discount Cellular Services

In addition to expanding our current services, we anticipate being able to expand our services to include cellular services as a result of the recently executed LOIs.  We anticipate being able to offer AT&T, Verizon and T-mobile cellular services, if and when definitive agreements are executed with those entities that we have executed LOIs.

Principal Suppliers

During the year ended December 31, 2008, CCI had various suppliers for its telephone, cable television, long distance/inter - exchange, and dial up and high-speed internet connections and e-mail services.  More specifically, it contracts with QWEST to supply its long distance and DSL services, AT&T for local telephone services, and Direct TV for cable services.

Competition and Market Overview

The telecommunications industry is highly competitive, rapidly evolving and subject to technology changes.  Additionally, there are numerous telecommunications service companies that conduct extensive advertising campaigns to capture market share. CCI believes that the principal competitive factors affecting its business will be pricing levels and clear pricing policies, customer service, and the variety of services offered.  Its ability to compete effectively will depend upon its continued ability to maintain high-quality, market-driven services at prices generally equal to or below those charged by competitors. To maintain a competitive posture, CCI believes that it must be in a position to reduce its prices in order to meet reductions in rates, if any, by others.  Any such reductions could reduce revenues.  Many of CCI’s current and potential competitors have financial, personnel, and other resources, including brand name recognition as well as other competitive advantages.

CCI competes principally with traditional local phone companies serving an area, such as AT&T, BellSouth, and Verizon.  While these types of providers have name recognition, CCI markets its ability to offer lower pricing and bundled packages of services with one bill and one point of contact.

CCI has not achieved and does not expect to achieve a significant market share for any of its resale services. Recent regulatory initiatives allow newer local phone companies such as our subsidiary, Competitive Communications, to connect with traditional local phone company facilities. Although this provides increased business opportunities for CCI, such connection opportunities have been, and likely will continue to be, accompanied by increased pricing flexibility for and relaxation of regulatory oversight of the traditional local telephone companies.

Traditional local telephone companies have long-standing relationships with regulatory authorities at the federal and state levels.  While recent FCC administrative decisions and initiatives provide for increased business opportunities to telecommunication providers such as CCI, they also provide the traditional local telephone companies with increased pricing flexibility for their private line, special access and switched access services. However, wireless internet and VoIP services are currently non-regulated and cost much less than the standard hardwire services offered by the local phone companies. Therefore, CCI hopes to be able to move the majority of its business from the regulated arena and compete competitively with the traditional companies.

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

Customers

During the year ended December 31, 2008, two apartment complexes that we service accounted for approximately 70% of our annual sales.  The complex of Colonial Village in Trussville, Alabama accounted for 50%, or $285,000 in revenue and the complex of Durham Greens in Fremont, California accounted for 20%, or $134,000 in revenue.

Intellectual Property

CCI’s Hartline system enters, schedules, provisions, and tracks a customer’s order from the point of sale to the installation and testing of service.  It also interfaces with trouble management, inventory, billing, collection and customer service systems.

Personnel

As of December 31, 2008, we had four full-time employees.  Currently, there are no organized labor agreements or union agreements between us and our employees.

Assuming we are able to pursue additional revenue through acquisitions and/or strategic alliances with those companies we have executed LOIs, we anticipate an increase of personnel and may need to hire additional employees.  In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate. We believe the use of third-party service providers may enhance our ability to control general and administrative expenses and operate efficiently.

Governmental Approval and Regulation

CCI generally is subject to all of the government regulations that regulate businesses generally such as compliance with regulatory requirements of federal, state, and local agencies and authorities, including regulations concerning workplace safety, labor relations, and disadvantaged businesses.   In addition, the Company’s operations are affected by federal and state laws relating to marketing practices in the telecommunications industry.

More specifically, CCI’s telecommunication services business offered during the year ended December 31, 2008, were subject to state and local regulation.  Traditionally, telephone services have been subject to extensive state regulation, while internet services have been subject to much less regulation.  VoIP has elements that resemble traditional telephone companies as well as those that resemble the internet.  Therefore, VoIP did not fit into either existing framework of regulation and until recently operated in an environment that was largely free of regulation.

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

Federal Regulation

The FCC has authority to regulate and implement provisions of the Telecommunications Act of 1996.  One of the provisions enacted by the FCC was the Universal Service Order, which requires telecommunications carriers providing interstate telecommunications services to periodically contribute to universal service support programs administered by the FCC.  The periodic contribution requirements to the Universal Service Funds are currently assessed based on a percentage of each contributor’s interstate end user telecommunications revenues reported to the FCC.  The contribution rate factors are determined quarterly and carriers are billed for their contribution requirements each month based on projected interstate and international end-user telecommunications revenues, subject to periodic reconciliation.  We pass these contributions through as a part of our services.

The FCC is considering several proposals that would fundamentally alter the basis upon which the Universal Service Fund contributions are determined and the means by which contributions can be recovered from customers.  This may impact our service fees and the ability to recoup these contributions from our customers.

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

Our net operating losses for the years ended December 31, 2008 and 2007 was $420,556 and $435,510, respectively. As of December 31, 2008, we only had $23,340 in cash available to finance our operations and a working capital deficit of $154,726.  Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception.  We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of securities and recent loans to from an officer to satisfy working capital requirements.  We will continue to be dependent upon the proceeds of future offerings or public offerings to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy.  There  can  be  no  assurance  that  we  will  be  able  to  raise the necessary  capital to continue operations.

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

We will require additional funds to expand our operations and believe the current cash on hand and the other sources of liquidity will not be sufficient enough to fund our operations through fiscal 2009.  We anticipate that we will require approximately $1,000,000 to $2,000,000 to fund our continued operations for fiscal 2009 as well as be able to close on the intended acquisitions, depending on revenue from operations.

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

We may consider acquisitions of assets or other business as recently noted with executed LOIs. Any acquisition involves a number of risks that could fail to meet our expectations and adversely affect our profitability. For example:

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

As a result of our deficiency in working capital at December 31, 2008 and other factors, our auditors have included an explanatory paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments as a result of this uncertainty.  The going concern qualification may adversely impact our ability to raise the capital necessary for the continuation of operations.

Our limited resources may prevent us from retaining key employees or inhibit our ability to hire and train a sufficient number of qualified management, professional, technical and regulatory personnel.

Our success may also depend on our ability to attract and retain other qualified management and personnel familiar in telecommunications industry.  Currently, we have a limited number of personnel that are required to perform various roles and duties as a result of our limited financial resources.  We intend to use the services of independent consultants and contractors to perform various professional services, when appropriate to help conserve our capital.  However, if and when we determine to acquire additional personnel, we will compete for such persons with other companies and other organizations, some of which have substantially greater capital resources than we do.  We cannot provide any assurance that we will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable us to conduct our business.

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

As a competitive carrier, we must coordinate with traditional carriers so that we can provide local service to customers on a timely and competitive basis. The Telecommunications Act created incentives for regional Bell operating companies to cooperate with competitive carriers and permit access to their facilities by denying such companies the ability to provide in-region long distance services until they have satisfied statutory conditions designed to open their local markets to competition. The regional Bell operating companies in our markets are not yet permitted by the FCC to offer long distance services. These companies may not be accommodating once they are permitted to offer long distance service. Currently AT&T is permitted to offer both local and long distance service in some our mutual service areas, but we have not yet noticed any impact on our markets.

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

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

Our corporate headquarters are in Riverside, California, where we lease approximately 2,134 square feet of office and warehouse space for approximately $2,460 per month.  The lease is for five years and expires in December 2011.  Pursuant to the lease we have minimal annual rental increase for the duration of the five years, culminating at $2,945 for the last year of the lease.

We do not intend to renovate, improve, or develop properties.  However, if and when definitive agreements are executed with potential acquisitions, we may expand our office space and/or locations.

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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote at a stockholders meeting of our security holders during the fiscal year ended December 31, 2008.

However, subsequent to the year ended December 31, 2008, we held a stockholders meeting.  Business conducted at the meeting included the following proposals:

1.
To amend and restate the Company’s Articles of Incorporation to (i) increase the number of authorized shares of the Company’s common stock, par value $0.001 per share, from 70,000,000 shares to 500,000,000 shares and (ii) to increase the number of authorized shares of the Company’s preferred stock, par value $0.001 per share, from 10,000,000 shares to 100,000,000 shares;

2.
To elect a new Board of Directors for CCI, to hold office until the next annual meeting, (the current nominations are for Jerald Woods, David Hewitt, William H. Gray, Ray Powers, Larry Griffin, Michael Benbow, and Tonni Lyn Smith-Atkins);

3.	To reaffirm the appointment of Lawrence Scharfman & Co., CPA, P.C. as CCI’s independent auditors for the next year

Each share of Common Stock was entitled to one vote. Only stockholders of record at the close of business on December 24, 2008, were entitled to vote.  The number of outstanding shares at the time was 64,287,630. The required quorum of stockholders was present at this meeting.

Votes to approve an amendment to the Company’s Articles of Incorporation to increase capitalization were as follows:

Proposal 1	For	Against	Withheld or Broker Non-Votes

Approval to increase capitalization	32,558,526	713,000	809,600

Votes on the election of a new director were as follows:

Director	For	Against	Withheld or Broker Non-Votes

Jerald Woods	32,309,126	952,400	819,600
David Hewitt	31,656,626	952,400	1,472,100
William Gray	32,597,026	12,000	1,472,100
Ray Powers	32,256,026	353,000	1,472,100
Larry Griffin	32,264,026	345,000	1,472,100
Michael Benbow	32,256,026	353,000	1,472,100
Tonni Smith-Atkins	31,664,626	944,400	1,471,100

Votes to reaffirm the appointment of Larry Scharfman & CO., CPA, P.C. as auditors for the next year were as follows:

Proposal 3	For	Against	Withheld or Broker Non-Votes

Reaffirm of independent auditors	32,259,126	10,000	1,812,000

PART II

ITEM 5.                      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

CCI’s Common Stock was approved for trading on the Financial Industry Regulatory Authority’s Over-the-Counter Bulletin Board market (OTC:BB) under the symbol CCOP on March 8, 2006.  Our common stock has traded infrequently on the OTC:BB, which severely limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the quotations for the high and low bid prices as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board.  The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

	December 31, 2008		December 31, 2007
	High	Low	High	Low
1st Quarter	$0.05	$0.02	$0.31	$0.11
2nd Quarter	$0.05	$0.015	$0.19	$0.07
3rd Quarter	$0.055	$0.015	$0.09	$0.04
4th Quarter	$0.20	$0.007	$0.63	$0.04

Holders of Common Stock

As of April 3, 2009, we had approximately 400 stockholders of the 67,409,910 shares outstanding.

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

Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

•	our financial condition;
•	earnings;
•	need for funds;
•	capital requirements;
•	prior claims of preferred stock to the extent issued and outstanding; and
•	other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Securities Authorized for Issuance under Equity Compensation Plans

Consultant and Employee Stock Compensation Plan

We currently maintain a stock incentive plan in which common stock may be granted to employees, directors and consultants.  During the year ended December 31, 2005, we cancelled 3,435,000 options which were previously outstanding as of December 31, 2004 and adopted our 2005 Stock Option Plan, whereby we then reissued 3,435,000 options plus an additional 3,237,000 options.  All of the options, totaling 6,672,000, vest immediately with an exercise price of $0.10 per share and are exercisable through December 15, 2015.  The stock option plan was adopted by our board of directors and has not been approved by our stockholders. The following table sets forth information as of December 31, 2008 regarding outstanding options granted under the plan and options reserved for future grant under the plan.

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

Under CCI’s Employee Stock Incentive Plan, adopted on December 2, 2005, an aggregate of 10,000,000 shares of common stock are reserved for issuance. This plan is intended to encourage directors, officers, employees and consultants to acquire ownership of CCI’s common stock. The opportunity is intended to foster in participants a strong incentive to put forth maximum effort for the Company’s continued success and growth, to aid in retaining individuals who put forth such effort, and to assist in attracting the best available individuals to CCI in the future. As of December 31, 2008, 3,328,000 shares remain available for issuance under this stock option plan.

Recent Sales of Unregistered Securities

During the fourth quarter of 2008 the Company conducted a private placement of its shares to accredited investors.  The Company sold its shares at a price of $0.05 per share and sold a total of 2,580,280 for a total of $124,014.  Approximately 1,980,280 shares of the shares sold during the fourth quarter of 2008 had not been issued by December 31, 2008 and have been noted as subscription payables.

We believe the issuance of the shares is exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2) and/or Regulation D, Rule 506.  The shares were issued directly by us and did not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of his investment.

Issuance pursuant to Form S-8

On August 14, 2008, we filed a registration statement on Form S-8, whereby we registered a total of 7,730,580 shares of our common stock, of which 5,500,000 shares are to be issued to consultants and 2,230,580 are to be issued as payment for professional legal and accounting services. The following list shows the shares issued from that Registration Statement on Form S-8 during the fourth quarter of 2008.  Previously a total of 2,230,580 shares were issued for professional legal and accounting services and a total of 4,000,000 shares were issued to consultants.  As of the date of this filing, we have 500,000 shares of our common stock available to be issued under the Consultant Stock Plan.

Person Issued to	Number of Shares
Thomas Mahoney	1,000,000

Subsequent Issuances

During the first quarter of 2009, the Company sold a total of 1,142,000 shares of its common stock for proceeds of approximately $55,958 to a total of 5 accredited investors.

Additionally, the Company sold 793,480 shares of its common stock for proceeds of approximately $39,674 to a total number of 5 accredited investors.  However, these shares had not been issued as of the period ended March 31, 2009.

We believe the issuance of the shares is or will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2) and/or Regulation D, Rule 506.  The shares were or will be issued directly by us and did not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of his investment.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2008.

ITEM 6.                      SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

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

The telecommunications products and services provided by the company and its subsidiaries include local telephone services, domestic and international long distance services, and enhanced voice, data and Internet services, and Cable TV service primarily to residents of apartment complexes, retail businesses and residential users.  It is our intention in the future to provide bundled services to our customers as well as expand to customers beyond apartment complexes by providing additional services and options than our current products.

OVERVIEW OF CURRENT OPERATIONS

Since the beginning of 2008 the Company has attempted to locate new revenue sources with the hopes to create a wider customer base from that of just servicing large apartment complexes.  During the second half of 2008, the Company entered into two Letters of Intent to help potentially expand its revenues sources.  The first Letter of Intent is with Innovation Capital Management, Inc. (“ICM”) whereby the Company intends to merge with ICM’s operations and proprietary technology to expand the wireless Internet services to rural America.  The original estimated closing was to close in October 2008; however, due to delays in the due diligence process the closing did not occur and the closing has been extended and is anticipated to close during the second quarter of 2009.

The second Letter of Intent is with Worldwide Communications, Inc. whereby the Company intends to acquire 40 carrier-grade microwave towers, which the Company hopes will further expand its operations in providing wireless internet services to rural markets in America.  The terms of the proposed agreement specify that the Company will issue two million issued Convertible Preferred Shares at a price of $1 per share, with 10% or 200,000 shares to be placed immediately in escrow upon the signing of the completed Asset Purchase Agreement.  The closing was originally anticipated to occur in November of 2008; however, due to delays involving the inspection of the towers the agreement has been extended.  Again, it is anticipated that the closing will occur in the second quarter of 2009.

During the first quarter of 2009, we entered into two more Letter of Intents; one with International Telecom, Inc. and the other with IBFA Acquisition, LLC (“IBFA”).  As of the date of this filing, the Company has decided to not pursue its LOI with International Telecom, Inc. but does intend to move forward with IBFA, although the specific terms of the proposed agreement have yet to be determined.

For the years ended December 31, 2008 and 2007, we incurred net losses of $428,606 and $438,436, respectively.  Our accumulated deficit at the end of December 31, 2008 was $3,199,577.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Result of Operations for the Years Ended December 31, 2008 and 2007

The following income and operating expenses tables summarize selected items from the statement of operations for the year ended December 31, 2008 compared to the year ended December 31, 2007.

INCOME:

	The Year Ended December 31,		Increase/ (Decrease)
	2008	2007	%
Revenues	$665,144	$884,999	(25%)

Cost of Sales	389,590	453,129	(14%)

Gross Profit	$275,554	$431,870	(36%)

Gross Profit Percentage of Revenue	41%	49%	(8%)

Revenues

Revenues for the year ended December 31, 2008 was $665,144 compared to revenues of $884,999 for the year ended December 31, 2007. This resulted in a decrease in revenues of $219,855, or 25%.

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

Due to this change in the regulatory environment of our traditional business operations, we have begun to pursue and investigate alternative revenue sources.  During the second quarter of 2008, we located potential other revenues sources of providing wireless internet services to rural markets by executing Letters of Intent with a couple of entities.  Additionally, we executed an LOI during the first quarter of 2009, which should also provide additional revenue streams in the future.  We hope these services will provide additional revenues while maintaining a continuous focus on our core business; however, there can be no assurance that we will be able successfully execute definitive agreements or properly integrate the entities that we have signed Letters of Intent with.  As of the year ended December 31, 2008, we had not received any revenue from newly identified sources.

Cost of sales

Cost of sales for the year ended December 31, 2008 was $389,590, a decrease of $63,539, or 14%, from $453,129 for the year ended December 31, 2007.  Beginning in 2007, we began eliminating underutilized circuits and have made continued efforts to continually manage and reduce costs, where applicable.  Overall during the year ended December 31, 2008, we experienced decreased revenues which reduced some of our cost of sales.  In addition, some of our contracts with apartment complexes expired, which has reduced some commission expenses.

Gross profit

Gross profit as a percentage of revenue decreased from 49% for the year ended December 31, 2007 to 41% for the year ended December 31, 2008.  Our gross profit has decreased as a result of not being able to better manage our cost of sales in relation to our overall decrease in revenues.

OPERATING EXPENSES:

	The Year Ended December 31,		Increase/ (Decrease)
	2008	2007	%
General and administrative expenses	$326,065	$424,609	(23%)

Salaries and wages	200,048	357,553	(44%)

Consulting fees	122,208	12,012	917%

Depreciation	33,296	33,392	**

Bad Debt	14,493	39,814	(64%)

Net operating (loss)	$(420,556)	$(435,510)	(3%)
**Denotes less than 1%.

General and Administrative expenses

General and administrative expenses were for the year ended December 31, 2008, was $326,065 as compared to $424,609 for the year ended December 31, 2007.  This resulted in a decrease of $98,544 or 23%.  The decrease was due primarily to a decrease in the Company’s advertising and promotional costs, as well as, an overall effort to trim non-essential overhead costs.

Salaries and Wages

Salary and wage expenses were $200,048 for the year ended December 31, 2008 versus $424,609 of salary and wage expenses for the year ended December 31, 2007, which resulted in a decrease of 44%.  During the first six months of 2007, we had increased management’s salaries, which the Company has since ceased payment of as a result of no longer having the same management as of 2007.  Additionally, our Chief Executive Officer during the year ended December 31, 2008, did not have an employment agreement in place and therefore we have not paid any compensation to him during the 2008 year.  Subsequent to the year ended December 31, 2008, we appointed a new Chief Executive Officer and President of the Company.  We expect that we may need to increase our personnel in the future and ultimately experience higher salaries and wages as we expand our operations and finalize potential acquisitions and alternative revenue sources.

Consulting Fees

Consulting fees were $122,208 for the year ended December 31, 2008 compared to $12,012 consulting fees for the year ended December 31, 2007.  The significant increase in consulting fees was a result of result of stock-based compensation being paid for professional services in the pursuit of finding financing and merger & acquisition candidates as well as a significant increase in professional fees during the third quarter of 2008, which we did not similarly experience in 2007.

Depreciation

Depreciation expenses were $33,296 for the year ended December 31, 2008 versus $33,392 for the year ended December 31, 2007.  During the 2007 year we acquired some assets which account for the depreciation expenses and at this point in time we anticipate our depreciation expenses to remain stable.

Bad Debt

Bad debt expenses for the year ended December 31, 2008 were $14,493 as compared to $39,814 for the same period of 2007, which resulted in a decrease of $25,321.  We were able to decrease our allowance of bad debt as a result of having fewer accounts likely being sent to a third party collection agency and the ability to actually collect on debt previously deemed to not be recoverable.

Net Operating (Loss)

The net operating loss for the year ended December 31, 2008 was $420,556, versus a net operating loss of $435,510 for the year ended December 31, 2007.  This resulted in a slight decrease of 3% when compared to the same period of 2007.  Although we had a significant increase in our consulting fees during the 2008 year, we were able to still decrease our overall operating loss with our reduction in all other expenses.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2008 compared to December 31, 2007.

	December 31,	December 31,	Increase / (Decrease)
	2008	2007	$	%

Current Assets	$108,851	$95,894	$12,957	14%

Current Liabilities	$263,577	$205,653	$57,924	28%

Working (Deficit)	$(154,726)	$(109,759)	$44,967	41%

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of December 31, 2008, we had a working capital deficit of $154,726.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  In the past, we have conducted private placements of equity shares and during the fourth quarter of 2008 we received approximately $124,014 in proceeds from a private placement of our shares.

From time to time we have received loans from our then Chief Executive Officer, Jerald Woods.  These unsecured loans carry an 18% interest rate and have been due upon demand.  As of the year ended December 31, 2008, we entered into an unsecured note payable with our Chief Executive Officer totaling $4,500.  Additionally, we had unsecured notes payable in the amount of $15,676 to a stockholder of the Company as December 31, 2008.

During the fourth quarter of 2008, we executed two unsecured promissory notes for a total of $15,000.  The notes carry an 8.75% interest rate and mature during the second quarter of 2009.  The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to 80% of the volume weighted average price of the Company’s common stock for the 22 days prior to conversion.

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

Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $3,199,577 and a working capital deficit of $154,726 at December 31, 2008, and have reported negative cash flows from operations over the last three years.  In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Recently Issued Accounting Standards

During May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles. This statement will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of ‘Present Fairly in Conformity With Generally Accepted Accounting Principles’. The Company does not anticipate that the adoption of FAS 162 will have an effect on its consolidated financial statements.

During March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“FAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the Company in the first quarter of fiscal 2009. The Company is currently evaluating the impact, if any, the adoption of FAS 161 will have on its consolidated financial statements.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-22 of this Form 10-K.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A(T).              CONTROLS AND PROCEDURES

Our Chief Executive Officer and Principal Financial Officer during the year ended December 31, 2008, Jerald Woods, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Subsequently, Mr. Woods resigned as the Chief Executive Officer and Mr. William Gray was appointed as the Company’s Chief Executive Officer and Principal Accounting Officer and evaluated the effectiveness of our disclosure controls and procedures upon his appointment.  Based on that evaluation, Mr. Gray concluded that our disclosure controls and procedures are not effective, which are discussed below in more detail, in timely alerting him to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Securities Exchange Act of 1934.  These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable.  There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls.  Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2008 for the following reasons.

•	The Company does not have an independent board of directors or audit committee or adequate segregation of duties;
•	All of our financial reporting is carried out by our financial consultant;
•	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

We intend to rectify these weaknesses by implementing an independent board of directors and hiring of additional accounting personnel once we have additional resources to do so.

The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B.                   OTHER INFORMATION

Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointments of Principal Officers.

(a)  Resignation of a Director

On March 17, 2009, Ms. Tonni Smith-Atkins submitted her resignation of her position on the Company’s Board of Directors.  Ms. Smith-Atkins resignation was not a result of any disagreement with management or the Board of Directors.  Currently, Ms. Smith-Atkins position on the Board of Directors remains vacant.

(b)  Resignation of an Officer

On February 10, 2009, Jerald Woods submitted his resignation as Chief Executive Officer of the Company.  Mr. Woods remains as a Director on the Company’s Board of Directors.

(c)  Appointment of Officers

Upon the submittal of Mr. Woods’ resignation, Mr. William Gray was appointed as the Company’s Chief Executive Officer and Principal Accounting Officer.  Additionally, Dr. Ray Powers was appointed as the Company’s President.  Both Mr. Gray and Dr. Powers are members of the Company’s Board of Directors.

Item 8.01                      Other Events

On November 25, 2008, the Company issued a press release announcing its ability to poise itself to access of government funding through the acquisition of carrier-grade microwave towers from Worldwide Communications, Inc.  A copy of the press release is attached hereto as Exhibit 99.1.

On December 10, 2008, the Company issued a press release announcing the appointment of Dr. Ray Powers to the Board of Directors.  A copy of the press release is attached hereto as Exhibit 99.2.

On January 6, 2009, the Company issued a press release announcing it had engaged Worldwide Capital Group, LLC as its financial advisor to the Company.  A copy of the press release is attached hereto as Exhibit 99.3.

On February 11, 2009, the Company issued a press release announcing it had executed a sales contract with a wholesale distribution channel to provide T-mobile network operating procedures.  A copy of the press release is attached hereto as Exhibit 99.4.

On February 11, 2009, the Company issued another press release announcing its contract with MLM Marketing Company for the purchase of 5,000 T-mobile SIMS cards.  A copy of the press release is attached hereto as Exhibit 99.5.

On February 19, 2009, the Company issued a press release announcing it had executed a Letter of Intent to acquire International Telecom, Inc.  A copy of the press release is attached hereto as Exhibit 99.6.

On March 17, 2009, the Company issued a press release announcing the resignation of Ms. Tonni Smith-Atkins from the Company’s Board of Directors.  A copy of the press release is attached hereto as Exhibit 99.7.

On April 9, 2009, the Company issued a press release announcing the execution of a vendor financing agreement for the acquisition and marketing of IPTV services.  A copy of the press release is attached hereto as Exhibit 99.8.

PART III

ITEM 10.                                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

NAME	AGE	POSITION
Henri Hornby (1)	52	Former Chief Executive Officer, Secretary, Treasurer, Principal Accounting Officer, Former Director
Jerald Woods (2)	60	Former Chief Executive Officer, Current Director
Zachary Bluestein (3)	24	Former Chief Technical Officer
David Hewitt	63	Director
William Gray (4)	58	Current Chief Executive Officer and Principal Accounting Officer, Director
Ray Powers (5)	62	Current President and Director
Larry Griffin	56	Director
Michael Benbow	66	Director
Tonni Smith-Atkins (6)	37	Director
(1)
Mr. Henri Hornby served as the Chief Executive Officer, Secretary, Treasurer, Principal Accounting Officer and Director from March 28, 2006 to November 12, 2007.  Mr. Hornby resigned due to health reasons.  During the year ended December 31, 2008, the Company reappointed Mr. Hornby to the Board of Directors.  On November 4, 2008 Mr. Hornby resigned from the Board of Directors.

(2)
Upon Mr. Hornby’s resignation, the Board of Directors appointed Mr. Jerald Woods to serve as the Interim Chief Executive Officer.  On February 10, 2009, Mr. Woods resigned from his position as Chief Executive Officer.

(3)	During the year ended December 31, 2008, the Company appointed Zachary Bluestein as the Chief Technical Officer; however, Mr. Bluestein as of October 1, 2008, is no longer affiliated with the Company.
(4)
Mr. William Gray was appointed to fill the vacancy left by Mr. Hornby on the Company’s Board of Directors on November 4, 2008.  Mr. Gray was appointed as Chief Executive Officer and Principal Accounting Officer upon Mr. Woods resignation.

(5)	Dr. Ray Powers was appointed to the Board of Directors on November 24, 2008 and appointed President on February 10, 2009.
(6)
Ms. Tonni Smith Atkins was elected to the Board of Directors at the annual shareholders meeting held on January 30, 2009; however on March 17, 2009 Ms. Smith Atkins submitted her resignation from the Board of Directors.

Duties, Responsibilities and Experience

Jerald Woods served as the Chief Executive Officer from November 2007 to February 2009.  Prior to becoming the CEO, Mr. Woods was the Vice President and Director of CA Networks, Inc. and subsequent to the merger of CCI and CA Networks, Inc. he had remained in those positions.  Prior to the merger, Mr. Woods served as a telecommunications consultant for Competitive Companies.  Additionally, Mr. Woods has been a director of CCI since 1998.  From 1994 to 2000 he was an Officer and Director of APMSAFE.COM (American Privacy Management, Inc.), a private company engaged in the computer encryption business.  From 1988 to 1994, he was Chairman and Director for American Digital Communications, Inc.  From 1984 to 1989, he hosted and produced “Breakthroughs in Technology,” an investment program specializing in high technology companies.  He currently is President of JLW Communications Services.  Mr. Woods has served as a director for several private companies as well as owning his own investment banking and advertising companies.

David Hewitt has been a Director since December 2001 and became a director as a result of the merger with Huntington Telecommunications Partners.  Prior to joining the Company through the merger with Huntington Telecommunications, Inc., he was the Co-Founder and President of Huntington Partners, Inc., which was a development and investment company providing capital and management for real estate and business venture investments as well as an affiliate to the general partner of Huntington Telecommunicaitons.  Currently, Mr. Hewitt is the Managing Member of Southwind Realty Group, LLC, which focuses on the acquisition and redevelopment of infill residential properties in Southern California.  From 1999 to 2005, Mr. Hewitt was a founder, Chairman, and a Director of Silverwood Investments, LLC, a real estate investment company focused on apartment property development throughout California.  From 1989 to 1992, he was Co-Founder and Managing Director of Trilateral Company, a real estate firm. He has an MBA with Distinction from Amos Tuck School of Business Administration at Dartmouth College and a BA from University of Rochester.

William Gray became a Director upon the resignation of Mr. Henri Hornby in November 2008.  Mr. Gray became the Company’s Chief Executive Officer on February 10, 2009 upon the resignation of Mr. Woods.  Additionally, Mr. Gray is the founder of Innovation Capital Management, Inc. (ICM), a Delaware Corporation that was incorporated in May 2008.  ICM is involved in managing investment securities design and development.  ICM is also the owner of ICM LLC and DiscoverNet, Inc.  DiscoverNet, Inc. is a full service Internet Service Provider currently deploying wireless broadband Internet throughout western Wisconsin and was incorporated in July of 1996.  Mr. Gray has been the President and Chief Executive Officer of DiscoverNet since May of 1997 and has been chiefly responsible for the funding of DiscoverNet since inception.  Most recently, the Company has developed a proprietary propagation software capable of designing tier one wireless networks via the web.  ICM intends to offer this unique software to other Wireless Internet Service Providers (WISP) as part of its planned investment and acquisition program.  Mr. Gray is highly skilled and experienced in designing investment securities, developing financial forecast, structuring mergers and acquisitions, writing business plans and drafting private placement memorandum.  Mr. Gray has managed investment securities exceeding $100 million.

Dr. Ray Powers was appointed to the Company’s Board of Directors on November 25, 2008 and later President on February 10, 2009.  Mr. Powers’ business leadership experience spans over 30 years in a Fortune 200 corporate environment of AT&T/US West/Quest followed by accomplishments in a variety of enterprise scenarios.  Dr. Powers began his career at AT&T in 1965 and continued to work in various capacities for AT&T and its successors until 1996.  Currently, Dr. Powers is the chief consultant for Strategic Alliance Enterprises, Inc., which provides new technology communications products and services and serves in a consulting role in project management, development of business plans and process improvement initiatives.  Prior to his consulting work, from 2004 to 2006, Dr. Powers served as the Executive Vice President and Chief Operating Officer of Corban Networks, Inc., which is a communications industry service provider specializing in wireless communications.  From 1998 to 2004, Dr. Powers served as the President and Chief Executive Officer of Compass Corporate Holdings, Inc., which through its subsidiaries provided technology services, technology management and project management consulting.  Dr. Powers has served on several companies’ Board of Directors and currently sits on the Board of Strategic Alliance Enterprises, Inc., Worldwide Communications Associates, Inc., and the Executive Initiative Institute.  Dr. Powers holds a Bachelor of Science from Arizona State University, a MBA in Technology Management and a Doctorate in Educational Leadership from the University of Phoenix.  Dr. Powers is also an adjunct professor for both undergraduate and graduate level courses at the University of Phoenix.

Larry Griffin has been the IT Director for Diamondback Management, Inc. since 2005 and prior to that worked as an independent contractor from 1998 to 2005.  Additionally, he was the Director of Network Development O.S. for WorldCom from 1988 to 1997.  At WorldCom, Mr. Griffin was responsible for WorldCom’s redesign and development of its integrated billing systems during the Company’s accelerated telecom acquisitions in the mid 1990’s.  Mr. Griffin was the chief architect with the sub-system of the DEX (Digital Switch) switches to allow account codes to be validated against a common database from any switch in the DEX network.  He led the design and development of a switch update and CDR collection systems for the DEX network.  Mr. Griffin hopes to advise CCI on its integrated billing systems for future subscriber acquisitions.

Michael Benbow has over 43 years of experience in engineering management, design, and project management.  Mr. Benbow is currently the Chief Executive Officer of M S Benbow and Associates, a full-service engineering company, whereby he has held this role since 1986.  Mr. Benbow has also assisted other entities as a Founding Director such as: Compass Telecommunications, a nation-wide integrated communications provider, started in 1998; Computerized Processes Unlimited, a software and systems integration company, started in 1985; and of Omni Technologies, a telecommunications research and development facility, started in 1994.  Additionally, Mr. Benbow is a Registered Professional Electrical and Mechanical Engineer in the State of Louisiana; Registered Professional Control Systems Engineer in the State of California; and a Registered Professional Engineer in the State of Mississippi.  Mr. Benbow has a BSME from Purdue University and JD from Loyola University.  Mr. Benbow also belongs to American Society of Mechanical Engineers, Louisiana Engineering Society, Louisiana Bar Association, Instrument Society of America, where he was the past president of the New Orleans Section, and University of New Orleans Engineering Advisory Council, where he served as the Past Chairman.

Election of Directors and Officers.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Involvement in Certain Legal Proceedings

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires executive officers and directors, and persons who beneficially own more than ten percent of an issuer's common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of December 31, 2008, they were not all current in their filings.

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

Corporate Governance

Director Independence

The Board of Directors has analyzed the independence of each director and has concluded that currently Messrs. Hewitt, Griffin, and Benbow are considered independent directors in accordance with the director independence standards of the American Stock Exchange, and has determined that they have not had a material relationship with CCI that would impair their independence from management.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter.  Our Board of Directors performs some of the functions associated with a Nominating Committee.  We elected not to have a Nominating Committee during the year ended December 31, 2008 in that we had limited operations and resources.

Director Nomination Procedures

Generally, nominees for Directors are identified and suggested by the members of the Board or management using their business networks.  The Board has not retained any executive search firms or other third parties to identify or evaluate director candidates in the past and does not intend to in the near future.  In selecting a nominee for director, the Board or management considers the following criteria:

1.
whether the nominee has the personal attributes for successful service on the Board, such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to the affairs of the Company;

2.
whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

3.
whether the nominee, by virtue of particular experience, technical expertise or specialized skills or contacts relevant to the Company’s current or future business, will add specific value as a Board member; and

4.	whether there are any other factors related to the ability and willingness of a new nominee to serve, or an existing Board member to continue his service.

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership.  Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director.  During 2008, the Company received no recommendation for Directors from its stockholders.

Audit Committee

Currently, we do not have an Audit Committee.  At this time, the board of directors will perform the necessary functions of an Audit Committee, such as: recommending an independent registered public accounting firm to audit the annual financial statements; reviewing the independence of the independent registered public accounting firm; review of the financial statements and other required regulatory financial reporting; and reviewing management’s policies and procedures in connection with its internal control over financial reporting.

Additionally, we do not have a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive.  However, at such time the Company has the financial resources a financial expert will be hired.

Compensation Committee

We currently do not have a compensation committee of the board of directors.  Until a formal committee is established our board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation.  The Board makes all compensation decisions for the Executives and approves recommendation regarding equity awards to all elected officers of CCI. Decisions regarding the non-equity compensation of other executive officers are made by the Board.

Shareholder Communications

Any shareholder communications to the Board should be forwarded to the attention of the Company’s Secretary at our offices at 3751 Merced Drive, Suite A, Riverside, California 92503.  Our Secretary will review any communication received from a stockholder, and all material communications from stockholders will be forwarded to the Chairman of the Board, the Board of Directors, or other individual directors as appropriate.

ITEM 11.                    EXECUTIVE COMPENSATION

The following table sets forth the compensation of our executive officers for the years ended December 31, 2008 and 2007 respectively.

Summary Compensation Table
Name and Principal Position	Year	Salary	All Other Compensation	Total
Henri Hornby, Former CEO and/or Principal Executive Officer, Director (1)	2008 2007	$-0- $45,000	$-0- $-0-	$-0- $45,000

Jerald Woods, Former Chief Executive Officer, Director (2)	2008 2007	$-0- $-0-	$-0- $-0-	$-0- $-0-

Janice Gordon, Former President (3)	2007	$56,000	$3,692	$59,692

(1)
Mr. Henri Hornby served as the Chief Executive Officer, Secretary, Treasurer, Principal Accounting Officer and Director from March 28, 2006 to November 12, 2007.  During the year ended December 31, 2007, the Company re-appointed Mr. Hornby to serve on its Board of Directors; however, on November 4, 2008 Mr. Hornby resigned from the Board of Directors.

(2)
Upon Mr. Hornby’s resignation, the Board of Directors appointed Mr. Jerald Woods to serve as the Interim Chief Executive Officer.  On February 10, 2009, Mr. Woods resigned from his position as Chief Executive Officer.

(3)	Ms. Janice Gordon served as the Company’s President from January 27, 2006 through July 2007.

Employment Agreement

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

During the year ended December 31, 2008 we did not have any employment agreements or understandings in place with our executive officers.

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

Compensation Committee

We currently do not have a compensation committee on the board of directors.  Until a formal committee is established our entire board of directors will review all forms of compensation provided to our executive officers, directors, consultants, and employees, including stock compensation.

Equity Awards

During the year ended December 31, 2008, we did not grant any equity awards to our officers and/or directors.

Director Compensation and Other Arrangements

As a result of having limited resources during most of 2008, we did not provide compensation to our board of directors.

ITEM 12.                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on April 3, 2009, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership for the following table is based on 67,409,910 shares of common stock outstanding as of April 3, 2009.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after April 3, 2009 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Officer or Director (1)	Number of Common Shares	Percent Beneficially Owned (2)
Henri Hornby, Former Chief Executive Officer, Secretary, Treasurer and Director (3)	10,266,666	15%
Jerald Woods, Former Chief Executive Officer, Current Director (4)	7,248,886	11%
William Gray, Current Chief Executive Officer and Director (5)	100,000	**
Ray Powers (6)	0	0%
David Hewitt	1,000,000	1%
Larry Griffin	0	0%
Michael Benbow	0	0%
All Officers and Directors as a Group	18,615,552	28%
** Denotes less than 1%.
(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).  The address of each person is in the care of the Company.

(2)	Figures are rounded to the nearest percent.
(3)
Mr. Henri Hornby served as the Chief Executive Officer, Secretary, Treasurer, Principal Accounting Officer and Director from March 28, 2006 to November 12, 2007.  During the year ended December 31, 2007, the Company re-appointed Mr. Hornby to serve on its Board of Directors; however, on November 4, 2008 Mr. Hornby resigned from the Board of Directors

(4)
Upon Mr. Hornby’s resignation, the Board of Directors appointed Mr. Jerald Woods to serve as the Interim Chief Executive Officer.  On February 10, 2009, Mr. Woods resigned from his position as Chief Executive Officer.

(5)
On November 4, 2008, Mr. Hornby resigned from the Board of Directors.  Mr. William Gray was appointed to fill the vacancy left by Mr. Hornby.  On February 10, 2009, Mr. Gray was appointed the Company’s Chief Executive Officer upon Mr. Woods’ resignation.  Innovation Capital Management, Inc. purchased 100,000 shares pursuant to a private placement.  Mr. William Gray has the authority to exercise dispositive and voting power over the shares of common stock for Innovation Capital Management, Inc.

(6)	Dr. Ray Powers was appointed to the Board of Directors on November 24, 2008 and appointed as the Company’s President on February 10, 2009.

Name of Beneficial Owners (1)	Number Of Common Shares	Percent Beneficially Owned (3)
Russell Preston 1200 Otter Creek Vine Grove, KY 40175	3,600,000	5%
Total Beneficial Owners	3,600,000	5%

ITEM 13.                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CCI’s Chief Executive Officer during the year ended December 31, 2008, Mr. Woods, loaned the Company $4,500 and $25,000 during the 2008 and 2007 year, respectively.  The Company has outstanding notes payable with him and these notes accrue interest at a rate of 18% per annum and are payable upon demand. The Company recorded interest expense to Mr. Woods in the amount of $5,133 and $863 for the years ended December 31, 2008 and 2007.

On August 26, 2008, the Company executed a non-binding Letter of Intent with Innovation Capital Management, Inc. regarding the acquisition of 100% of the outstanding capital stock and ownership interest of ICM and its affiliated companies of ICM, LLC and DiscoverNet, Inc.  The terms of the proposed agreement specify that CCI will issue 31,816,191 shares of its common stock in exchange for 100% of the assets and liabilities of ICM and its affiliated companies.  On February 10, 2009, the Chief Executive Officer of ICM was elected and appointed Chief Executive Officer of CCI, thereby creating a related party with intended acquisition.

ITEM 14.                    PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Lawrence Scharfman & Co., CPA P.C., for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2008 and 2007 were $27,500 and $30,000, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed by Lawrence Scharfman & Co., CPA P.C., for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements for the fiscal years 2008 and 2007 were $-0- and $-0-, respectively.

(3) TAX FEES

The aggregate fees billed by Lawrence Scharfman & Co., CPA P.C. for professional services rendered by the principal accountant for the fiscal years 2008 and 2007 were $-0- and $-0-, respectively.

(4) ALL OTHER FEES

There were no other fees to be billed by Lawrence Scharfman & Co., CPA P.C. for the fiscal years 2008 and 2007 other than the fees described above.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.
PART IV

ITEM 15.                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the "Index to Financial Statements" at page F-1 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b)           Exhibits

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2		2	01/11/02
2.2	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2/A		2.2	08/02/02
2.3	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2/A		2.2	04/24/03
2.4	Plan and agreement of reorganization between Competitive Companies, Inc. and CCI Acquisition Corp		8-K		10.1	05/09/05
3(i)	Articles of Competitive Companies, as amended		SB-2		3(I)	01/11/02
3(ii)	Bylaws of Competitive Companies		SB-2		3(II)	01/11/02
4	Rights and Preferences of Preferred Stock		SB-2		4	01/11/02
31	Certification of William Gray pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of William Gray pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Press Release Announcing the Company’s access to government funding with the acquisition of carrier-grade microwave towers.	X
99.2	Press Release Announcing the Appointment of Dr. Ray Powers to the Board of Directors	X
99.3	Press Release Announcing the engagement of Worldwide Capital Group, LLC	X
99.4	Press Release Announcing the sales contract with a wholesale distributor of T-mobile network operating procedures	X
99.5	Press Release Announcing its contract with MLM Marketing Company for the purchase of 5,000 T-mobile SIMS cards	X
99.6	Press Release Announcing a Letter of Intent to acquire International Telecom, Inc.	X
99.7	Press Release Announcing the resignation of Ms. Tonni Smith-Atkins	X
99.8	Press Release Announcing the vendor financing agreement for the acquisition and marketing of IPTV services	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPETITIVE COMPANIES, INC.

By:  /s/ William Gray
       William Gray, Chief Executive Officer

Date: April 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William Gray	Current Chief Executive Officer, Principal Accounting Officer and Director	April 15, 2009
William Gray

/s/ Ray Powers	Current President and Director	April 15, 2009
Ray Powers

/s/ Jerald Woods	Director	April 15, 2009
Jerald Woods

	Director	April 15, 2009
David Hewitt

/s/ Larry Griffin	Director	April 15, 2009
Larry Griffin

/s/ Michael Benbow	Director	April 15, 2009
Michael Benbow

COMPETITIVE COMPANIES, INC

INDEX TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

Lawrence Scharfman & Co., CPA P.C.
Certified Public Accountants

18 E. SUNRISE HIGHWAY, #203	9608 HONEY BELL CIRCLE
FREEPORT, NY 11520	BOYNTON BEACH, FL 33437
TELEPHONE: (516) 771-5900	TELEPHONE: (561) 733-0296
FACSIMILE: (516) 771-2598	FACSIMILE: (561) 740-0613

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Competitive Companies, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Competitive Companies, Inc. as of December 31, 2008 and 2007, and the results of its operations, stockholders’ equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Lawrence Scharfman
Lawrence Scharfman, CPA
Boynton Beach Florida
April 14, 2009
- LICENSED IN FLORIDA & NEW YORK -

Competitive Companies, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
Assets

Current assets:
Cash	$23,340	$3,909
Account receivable, net of allowance of $77,472 and $75,913	82,514	89,424
Prepaid expenses	2,997	2,561
Total current assets	108,851	95,894

Property and equipment, net	56,425	88,081

Other assets:
Deposits	1,366	1,366

Total assets	$166,642	$185,341

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$162,812	$117,363
Accrued expenses	32,025	12,782
Customer deposits	44,670	43,860
Current maturities of long term debt, net of discounts of $2,630
and $-0- at December 31, 2008 and 2007, respectively	24,070	31,648
Total current liabilities	263,577	205,653

Long term debt, less current maturities	8,476	15,675

Stockholders' equity:
Preferred stock, $0.001 par value 10,000,000 shares
authorized:
Class A convertible, no shares issued and
outstanding with no liquidation value	-	-
Class B convertible, 1,495,436 shares issued and
outstanding with no liquidation value	1,495	1,495
Class C convertible, 1,000,000 shares issued and
outstanding with no liquidation value	1,000	1,000
Common stock, $0.001 par value, 500,000,000 and 70,000,000
shares authorized, 64,187,630 and 56,707,050 shares issued
and outstanding at December 31, 2008 and 2007, respectively	64,188	56,707
Subscription payable (2,180,280 and 140,000 shares)	114,014	14,000
Additional paid-in capital	2,913,469	2,661,782
Accumulated (deficit)	(3,199,577)	(2,770,971)
	(105,411)	(35,987)

	$166,642	$185,341

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc.
Consolidated Statements of Operations

	For the years ended
	December 31,
	2008	2007

Revenue	$665,144	$884,999
Cost of sales	389,590	453,129

Gross profit	275,554	431,870

Expenses:
General and administrative	326,065	424,609
Salaries and wages	200,048	357,553
Consulting fees	122,208	12,012
Depreciation	33,296	33,392
Bad debt	14,493	39,814
Total operating expenses	696,110	867,380

Net operating (loss)	(420,556)	(435,510)

Other income (expenses):
Other income	-	25
Interest expense	(8,050)	(2,951)
Total other income (expenses)	(8,050)	(2,926)

Net (loss)	$(428,606)	$(438,436)

Weighted average number of common shares
outstanding - basic and fully diluted	59,409,944	55,176,201

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc.
Consolidated Statement of Stockholders' Equity

			Class A		Class B		Class C					Total
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Additional	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in	Payable	(Deficit)	Equity

Balance, December 31, 2006	52,197,050	$52,197	-	$-	1,495,436	$1,495	1,000,000	$1,000	$2,241,292	$-	$(2,332,535)	(36,551)

Shares issued for cash	3,890,000	3,890	-	-	-	-	-	-	385,110	14,000	-	389,000

Shares issued for services	620,000	620	-	-	-	-	-	-	35,380	-	-	36,000

Net loss for the year ended
December 31, 2007	-	-	-	-	-	-	-	-	-	-	(438,436)	(438,436)

Balance, December 31, 2007	56,707,050	$56,707	-	$-	1,495,436	$1,495	1,000,000	$1,000	$2,661,782	$14,000	$(2,770,971)	$(49,987)

Shares issued for cash	1,250,000	1,250	-	-	-	-	-	-	67,250	100,014	-	68,500

Shares issued for services	6,230,580	6,231	-	-	-	-	-	-	180,687	-	-	186,918

Beneficial conversion of convertible debt	-	-	-	-	-	-	-	-	3,750	-	-	3,750

Net loss for the year ended
December 31, 2008	-	-	-	-	-	-	-	-	-	-	(428,606)	(428,606)

Balance, December 31, 2008	64,187,630	$64,188	-	$-	1,495,436	$1,495	1,000,000	$1,000	$2,913,469	$114,014	$(3,199,577)	$(219,425)

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc.
Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2008	2007

Cash flows from operating activities
Net (loss)	$(428,606)	$(438,436)
Adjustments to reconcile net (loss) to
net cash (used in) operating activities:
Depreciation	33,296	33,392
Share-based compensation	186,918	36,000
Provision for bad debt	14,493	39,814
Amortization of beneficial conversion feature	1,120	-
Decrease (increase) in assets:
Accounts receivable	(7,583)	(17,529)
Prepaid expenses	(436)	(129)
Increase (decrease) in liabilities:
Accounts payable	45,449	(58,582)
Accrued expenses	19,243	(12,976)
Customer deposits	810	6,360
Net cash (used in) operating activities	(135,296)	(412,086)

Cash flows from investing activities
Purchase of equipment	(1,640)	(10,203)
Net cash provided by investing activities	(1,640)	(10,203)

Cash flows from financing activities
Proceeds from long term debt	15,000	-
Principal payments on long term debt	(27,147)	(6,139)
Proceeds from sale of common stock	168,514	403,000
Payments for repurchase of preferred stock	-	25,000
Net cash provided by financing activities	156,367	421,861

Net (decrease) in cash	19,431	(428)
Cash - beginning	3,909	4,337
Cash - ending	$23,340	$3,909

Supplemental disclosures:
Interest paid	$2,733	$2,088
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued for services	$186,918	$36,000

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc
Notes to Financial Statements

Note 1 – Summary of Accounting Policies

Competitive Companies, Inc. ("CCI") was originally incorporated under the laws of the state of Nevada in March 1998, and shortly thereafter acquired all of the assets and assumed all of the liabilities of Competitive Communications, Inc. ("COMM"), which was incorporated under the laws of the state of California in February 1996. In January 2000, CCI Residential Services, Inc. ("CCIR") was formed. This entity, which is also a wholly owned subsidiary of CCI, was formed to expand on the residential services currently being provided by COMM, while COMM focused on developing revenue streams from other services.

CCI, COMM and CCIR (collectively referred to as the "Company") provide telephone, cable television, long distance/inter - exchange, and dial up and high-speed Internet connections and e-mail services, mainly to customers who live in multi-tenant residential buildings. The Company's operations are located in Riverside, California and substantially all of its customers are California residents.

On May 5, 2005 the Company merged with CA Networks, Inc. ("CAN"), which was a development stage enterprise that was in the process of developing a business model in the same industry as Competitive. CAN was formed under the laws of the state of Wyoming on January 14, 2004. The combined companies maintained the name of CCI.

On the date of the transaction (the "Effective Date") the Company issued 40,599,999 shares of its common stock to the shareholders of CAN in exchange for the 40,599,999 outstanding shares of CAN. In effect, each of CAN's shares that were issued and outstanding immediately before the merger was exchanged for one share of the Company's common stock. Although CCI was the legal acquirer and surviving entity, because the shareholders of CAN received the majority of the voting rights in the combined entity, for accounting purposes the acquisition was treated as a recapitalization of CAN with CAN being reflected as the acquirer of CCI (a reverse acquisition).  Accordingly, the 5,912,061 common shares held by the Company's shareholders were deemed to have been issued by CAN in exchange for the Company's net liabilities at the date of the acquisition. Upon such acquisition date, the purchase price consisted of the following:

Estimated value of 5,912,061 shares of common stock of CCI deemed to have been issued,
at estimated value of $0.10 per share         $  591,206

Direct costs of the business combination                          19,717

Net liabilities assumed                                                          167,077

Total                                                        $  778,000

Because the net book value of CCI's assets and liabilities approximated their fair values on the date of acquisition, the purchase price above has been reflected as an impairment expense on the Company's books and records.

Competitive Companies, Inc
Notes to Financial Statements

In connection with this transaction, we agreed to file a registration statement with the Securities and Exchange Commission to register the shares of restricted common stock issued to CAN's shareholders who own less than 5% of the total outstanding shares of the merged entity. The merged company (collectively "we", "us", "ours") continued to be a provider of local telephone, long distance service and high speed internet service through Wireless Internet networks in all states it operates in, and will also offer cellular service nationwide.

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

Principles of Consolidation

The consolidated financial statements include the accounts of CCI, and its wholly-owned subsidiaries, COMM and CCIR. All significant inter-company balances and transactions have been eliminated.  CCI, COMM and CCIR will be collectively referred herein to as the “Company”.

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

Competitive Companies, Inc
Notes to Financial Statements

Allowance for Doubtful Accounts
We evaluate the allowance for doubtful accounts on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible. The allowance for doubtful accounts was $77,472 and $75,913 at December 31, 2008 and 2007, respectively.

Fixed assets
Fixed assets are stated at the lower of cost or estimated net recoverable amount. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

Furniture and fixtures	5 years
Telecommunication equipment and computers	5-10 years
Leasehold Improvements	7 years

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

Impairment of long-lived assets
Long-lived assets held and used by Competitive are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. The Company did not incur any impairment losses for the years ended December 31, 2008 and 2007.

Basic and diluted loss per share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For 2008 and 2007, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Competitive Companies, Inc
Notes to Financial Statements

Goodwill and Other Intangible Assets
Goodwill and indefinite life intangible assets are recorded at fair value and not amortized, but are reviewed for impairment annually or more frequently if impairment indicators arise, as required by SFAS No. 142.  As of December 31, 2008 and 2007 we had no goodwill or other intangible assets.  The Company did not incur any impairment losses for the years ended December 31, 2008 and 2007.

Income taxes

CCI recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  CCI provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Stock-based compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.  CCI adopted SFAS No. 123 (R) during 2005.  Stock issued for services totalled $186,918 and $36,000 for the years ended December 31, 2008 and 2007, respectively.

Advertising
We expense advertising costs as they are incurred. These expenses approximated $-0- and $127,500 for the years ended December 31, 2008 and 2007, respectively.

Recently Adopted Accounting Pronouncements
During September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. FAS 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy as defined in the standard. In February 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) and FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-1 amends FAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company, as it applies to its financial instruments, effective January 1, 2008. The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of December 31, 2008, and assessed there was no impact (See Note 10).

Competitive Companies, Inc
Notes to Financial Statements

Recently Issued Accounting Pronouncement
During May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles. This statement will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of ‘Present Fairly in Conformity With Generally Accepted Accounting Principles’. The Company does not anticipate that the adoption of FAS 162 will have an effect on its consolidated financial statements.

During March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“FAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the Company in the first quarter of fiscal 2009. The Company is currently evaluating the impact, if any; the adoption of FAS 161 will have on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations”. SFAS 141 (Revised) establishes principals and requirements for how an acquirer of a business recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The Company is currently evaluating the impact, if any; the adoption of FAS 141 will have on its consolidated financial statements.

Competitive Companies, Inc
Notes to Financial Statements

Note 2 – Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $3,199,577 and a working capital deficit of $154,726 at December 31, 2008, and have reported negative cash flows from operations over the last five years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

Competitive Companies, Inc
Notes to Financial Statements

Note 3 – Related Party

From time to time the Company has received loans from the Officer, Jerald L. Woods. The total of the unsecured loans carry an 18% interest rate and are due on demand (See Note 5).

On March 13, 2008, Zachary Bluestein was hired as Chief Technical Officer. Mr. Bluestein’s immediate task is to implement a marketing program and establish an internet presence to promote the Company and advance product sales.

On March 31, 2008, Mr. Henri Hornby, our former CEO, was appointed as director.

Note 4 – Property and equipment

Property and equipment consist of the following:

	December 31,
	2008	2007

Telecommunication equipment and computers	$274,419	$277,557
Furniture and fixtures	-	3,353
Leasehold improvements	-	13,539
	274,419	294,449

Less accumulated depreciation	(217,994)	(206,368)
	$56,425	$88,081

Depreciation expense totaled $33,296 and $33,392 for 2008 and 2007, respectively. During 2008 the Company disposed of $21,670 of fully depreciated assets that were no longer in service. No gain or loss resulted from the disposal.

Note 5 – Long Term Debt

Notes payable consists of the following at December 31, 2008 and 2007, respectively:

	December 31,
	2008	2007
Unsecured convertible promissory note carries an 8.75% interest rate, maturing on May 11, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date.	$10,000	$-

Unsecured convertible promissory note carries an 8.75% interest rate, maturing on April 30, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date.	5,000	-

Related party, unsecured promissory note carries an 18% interest rate, due on demand. Interest expense of $5,133 and $863 accrued during the years ended December 31, 2008 and 2007, respectively and remains unpaid as of December 31, 2008 (See Note 3).	4,500	25,000

Unsecured note payable to a stockholder, with interest at 8%, and monthly principal and interest payments of $683, maturing on February 23, 2011.	15,676	22,323
Total debt	35,176	47,323
Less: discount on beneficial conversion feature	2,630	-
Less: current portion	24,070	31,648
Long-term debt, less current portion	$8,476	$15,675

Competitive Companies, Inc
Notes to Financial Statements

In accordance with EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”(“EITF 98-5”) and EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”), the Company recognized and measured the embedded beneficial conversion feature present in the convertible debt, by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital. The intrinsic value of the feature was calculated on the commitment date using the effective conversion price of the convertible debt. This intrinsic value is limited to the portion of the proceeds allocated to the convertible debt.

The aforementioned accounting treatment resulted in a total debt discount equal to ($3,750). The discount is amortized over a six month period, from the date of issuance until the stated redemption date of the debt.

According to the terms of the Convertible Promissory Notes, the number of shares that would be received upon conversion was 160,392 shares at December 31, 2008.

During the years ended December 31, 2008 and 2007, the Company recorded financial expenses in the amount of $1,120 and $-0-, respectively, attributed to the amortization of the aforementioned debt discount.

As of December 31, 2008, no shares were issued pursuant to debt conversion.

The Company recorded interest expense on long term debt in the amount of $8,050 and $2,951 for the years ended December 31, 2008 and 2007, respectively. Accrued interest was $6,180 and $863 at December 31, 2008 and December 31, 2007, respectively.

Scheduled maturities of long-term debt as of December 31, 2008 are as follows:

Years	Amounts
2009	24,070
2010	7,797
2011	679
Thereafter	-

Competitive Companies, Inc
Notes to Financial Statements

Note 6 – Commitments and contingencies

We lease our operating facility in Riverside California under a non-cancelable 5-year operating lease expiring December 14, 2011.  The lease provides for increases in future minimum annual rental payments based on defined annual increases beginning with monthly payments of $2,433 and culminating in a monthly payment of $2,945 in 2011.  Lease expense totaled $38,256 and $35,053 during 2008 and 2007, respectively.

 Future minimum lease payments required are as follow:

Year	Amount
2009	$33,394
2010	33,931
2011	32,394
Total	$98,719

On November 3, 2008 the Company entered into a non-binding Letter of Intent with Worldwide Communications, Inc. concerning the acquisition of forty (40) microwave towers (“Asset Purchase Agreement”). The terms of the proposed agreement specify that CCI issue two million newly issued Convertible Preferred Shares at a price of $1 per share, with 10% or 200,000 shares to be placed immediately in escrow upon the signing of the completed Asset Purchase Agreement, of which the proposed closing date was November 28, 2008. Due to delays involving the inspection of the towers the closing did not occur on the original closing date, and the agreement has been extended indefinitely. CCI expects to close on the acquisition during the second quarter of 2009. The conversion terms have not yet been determined. In addition, the terms of the agreement include a purchaser buy-back arrangement whereby, upon acceptable financing, CCI intends to buy back a total of two hundred thousand of the Convertible Preferred Shares in exchange for two hundred thousand dollars ($200,000).

On August 26, 2008 the Company entered into a non-binding Letter of Intent with Innovation Capital Management, Inc. (“ICM”) concerning the acquisition of one hundred percent (100%) of the outstanding capital stock, or ownership interest of ICM, and associated companies of ICM, LLC and DiscoverNet, Inc., collectively all communications company organized under the laws of the State of Delaware, Texas and Wisconsin, respectively. The terms of the proposed agreement specify that CCI issue 31,816,191 shares of common stock, valued at an estimated $1,344,335, in exchange for 100% of the assets and liabilities of ICM, ICM LLC, and DiscoverNet, Inc, of which the proposed closing date was October 1, 2008. Due to delays in the due diligence process the closing did not occur as planned on October 1, 2008, and the agreement has been extended indefinitely. CCI expects to finalize the due diligence and close on the acquisition during the second quarter of 2009. The proposed purchase agreement is contingent on CCI conducting a proxy vote to increase the total authorized shares of common stock, which occurred on January 30, 2009. On February 10, 2009 the CEO of ICM was elected and appointed as CEO of CCI commensurate with the resignation of Jerald Woods. Jerald Woods continued to serve as a Board of Director with CCI after his resignation (See Note 11).

Competitive Companies, Inc
Notes to Financial Statements

On March 4, 2009 the Company entered into a non-binding Letter of Intent with IBFA Acquisition, LLC. (“IBFA”) concerning the acquisition of one hundred percent (100%) of the outstanding capital stock, or ownership interest of IBFA, a communications company organized under the laws of the State of Illinois. The terms of the proposed agreement are yet to be determined, and may include a cash down payment and a portion payable in common stock and/or an earn-out feature limited to a twelve month period paid quarterly based on earnings results.

Note 7 – Stockholders’ equity

Convertible Class A Preferred Stock
In consummation of the merger in Note 1, the Company repurchased 4,000,000 Class “A” preferred stock for $40,000 during 2005. Therefore, there was no outstanding Class “A” preferred stock at December 31, 2008 or 2007, respectively.

Common stock
On various dates between December 10, 2008 and December 19, 2008, CCI received a total of $99,014 in exchange for 1,980,280 shares of its $.001 par value common stock from five different individual investors. As of December 31, 2008 the shares had not yet been issued. Accordingly, the $99,014 received has been presented as Subscriptions Payable at December 31, 2008.

On December 8, 2008, CCI received $5,000 in exchange for 100,000 shares of its $.001 par value common stock from an individual investor.

On December 6, 2008, CCI received $10,000 in exchange for 200,000 shares of its $.001 par value common stock from an individual investor.

On December 5, 2008, CCI received $5,000 in exchange for 100,000 shares of its $.001 par value common stock from an individual investor.

On December 3, 2008, CCI received $5,000 in exchange for 200,000 shares of its $.001 par value common stock from an individual investor. As of December 31, 2008 the shares had not yet been issued.  Accordingly, the $5,000 received has been presented as Subscriptions Payable at December 31, 2008.

On November 18, 2008 the Company issued 40,000 shares of common stock to an investor that had purchased the Company’s common stock on April 16, 2007, which was previously recorded as a stock subscription payable in the amount of $4,000.

On October 1, 2008, the Company issued 1,000,000 unrestricted, S-8 shares under the 2008 Non-Qualified Consultants Stock Compensation Plan to a consultant for consulting services rendered in the pursuit of obtaining a potential merger candidate over the three month period ending December 31, 2008. The fair market value of the shares was $30,000.

Competitive Companies, Inc
Notes to Financial Statements

On September 10, 2008, CCI received $20,000 in exchange for 400,000 shares of its $.001 par value common stock from an individual investor.

On September 2, 2008, CCI received $5,000 in exchange for 100,000 shares of its $.001 par value common stock from an individual investor.

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

On May 14, 2008, CCI received $6,500 in exchange for 130,000 shares of its $.001 par value common stock from an individual investor.

On April 16, 2008, CCI received $5,000 in exchange for 50,000 shares of its $.001 par value common stock from the Company’s CEO.

On April 1, 2008, CCI received $3,000 in exchange for 30,000 shares of its $.001 par value common stock from an individual investor.

During 2007 CCI issued 3,890,000 shares of its $.001 par value common stock for cash totaling $403,000.  As of December 31, 2008 100,000 shares had not yet been issued.  Accordingly, the $10,000 received has been presented as Subscriptions Payable at December 31, 2008.

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

Note 8 – Common stock options

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

On December 15, 2005, the Company granted employees and directors options to purchase 6,672,000 shares of common stock exercisable at $0.10 with a ten-year life.  Because the Company stock was not trading at the grant date, and the Company issued all shares at $.10 in 2005, which was equal to the exercise price.  No further options were granted during 2008 and 2007.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.10	6,672,000	10	$0.10	6,672,000	$0.10

The following is a summary of activity of outstanding stock options under the 2005 Stock Option Plan:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price

Balance, December 31, 2006	6,672,000	$0.10
Options cancelled	-	-
Options granted	-	-
Options exercised	-	-
Balance, December 31, 2007	6,672,000	$0.10
Options cancelled	-	-
Options granted	-	-
Options exercised	-	-
Balance, December 31, 2008	6,672,000	$0.10

Exercisable, December 31, 2008	6,672,000	$0.10

Competitive Companies, Inc
Notes to Financial Statements

Note 9 – Income taxes

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

For the years ended December 31, 2008 and 2007, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2008, the Company had approximately $4,555,000 of federal and state net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

The components of the Company’s deferred tax asset are as follows:

	As of December 31,	As of December 31,
	2008	2007
Deferred tax assets:
Net operating loss carry forwards	$1,594,250	$950,000
Total deferred tax assets	1,594,250	950,000

Net deferred tax assets before valuation allowance	1,594,250	950,000
Less: Valuation allowance	(1,594,250)	(950,000)
Net deferred tax assets	$-0-	$-0-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2008 and 2007.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	2008	2007

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)
	-0-	-0-

Competitive Companies, Inc
Notes to Financial Statements

Note 10 – Fair value of financial instruments

The Company adopted SFAS 157 on January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and SFAS 157 details the disclosures that are required for items measured at fair value.

The Company has various financial instruments that must be measured under the new fair value standard including: cash and debt. The Company currently does not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis, with the exception of intangible assets. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The fair value of the Company’s cash is based on quoted prices and therefore classified as Level 1.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following table provides a summary of the fair values of assets and liabilities under SFAS 157:

		Fair Value Measurements at
		December 31, 2008
	Carrying
	Value
	December 31,
	2008	Level 1	Level 2	Level 3
Assets:
Cash	$23,340	$23,340	$-	$-

Liabilities:
Current maturities of long term debt	$24,070	$-	$-	$24,070
Long term debt	8,476			8,476
Total	$32,546	$-	$-	$32,546

Competitive Companies, Inc
Notes to Financial Statements

As the majority of the debts were issued late in 2008, the Company believes that the market rate of interest as at December 31, 2008 was not materially different to the rate of interest at which the debts were issued. Accordingly, the Company believes that the fair value of the debt approximated their carrying value at December 31, 2008

Note 11 – Subsequent Events

During the three months ending March 31, 2009 the Company issued a total of 2,080,280 shares of common stock to six individual investors that had purchased the Company’s common stock during the three month period ending, December 31, 2008, which was previously recorded as stock subscriptions payable in the total amount of $104,014.

During the three months ending March 31, 2009, CCI received $55,958 in exchange for a total of 1,142,000 shares of its $.001 par value common stock from a total of five individual investors.

During the three months ending March 31, 2009, CCI received $39,674 in exchange for a total of 793,480 shares of its $.001 par value common stock from a total of five individual investors. The shares have not been issued as of the filing of this report.

On March 4, 2009 the Company entered into a non-binding Letter of Intent with IBFA Acquisition, LLC. (“IBFA”) concerning the acquisition of one hundred percent (100%) of the outstanding capital stock, or ownership interest of IBFA, a communications company organized under the laws of the State of Wisconsin. The terms of the proposed agreement are yet to be determined, and may include a cash down payment and a portion payable in common stock and/or an earn-out feature limited to a twelve month period paid quarterly based on earnings results.

On February 10, 2009 the Board of Directors accepted the resignation of Jerald Woods as CEO, and confirmed the appointments of Dr. Ray Powers as the Registrant’s President and Mr. William Gray as the Registrant’s Chief Executive Officer and Chief Financial Officer.

On January 30, 2009, the shareholders of the Registrant voted to increase the authorized common shares of the Registrant from 70,000,000 authorized shares of common stock to 500,000,000 authorized shares of common stock.  Additionally, the shareholders voted to increase the authorized preferred shares of the Registrant from 10,000,000 authorized shares of preferred stock to 100,000,000 authorized shares of preferred stock. As a result of this vote, the Registrant filed an amendment to its Articles of Incorporation to reflect this change.

On January 30, 2009 the Company held a shareholder’s meeting whereby seven directors were elected to the Company’s Board of Directors. The following list is those directors elected at the meeting: Jerald Woods, David Hewitt, William H. Gray, Ray Powers, Larry Griffin, Michael Benbow, and Tonni Lyn Smith-Atkins.

Competitive Companies, Inc
Notes to Financial Statements

On January 29, 2009 the Company entered into a non-binding Letter of Intent with International Telecom, Inc. (“ITI”) concerning the acquisition of one hundred percent (100%) of the outstanding capital stock, or ownership interest of ITI, a communications company organized under the laws of the State of Alaska. Subsequently management has decided to forego the acquisition of ITI and no further actions will be pursued by CCI.