Form 10-Q
period 2009-03-31
COMPETITIVE COMPANIES INC
filed 2009-05-20
CIK 1161706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(951) 687-6100
(Registrant’s telephone number, including area code)

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
Yes  ☒     No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes     No 

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
Yes       No  ☒

The number of shares of Common Stock, $0.001 par value, outstanding on May 18, 2009, was 68,303,390 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Competitive Companies, Inc.
Condensed Consolidated Balance Sheets
	March 31,	December 31,
	2009	2008
Assets	(Unaudited)

Current assets:
Cash	$16,647	$23,340
Account receivable, net of allowance of $68,323 and $75,913	74,945	82,514
Prepaid expenses	2,689	2,997
Total current assets	94,281	108,851

Property and equipment, net	58,557	56,425

Other assets:
Deposits	1,366	1,366

Total assets	$154,204	$166,642

Liabilities and Stockholders' Equity / (Deficit)

Current liabilities:
Accounts payable	$213,536	$162,812
Accrued expenses	22,889	32,025
Customer deposits	39,880	44,670
Current maturities of long term debt, net of discounts of $776 and
$2,630 at March 31, 2009 and December 31, 2008, respectively	33,593	24,070
Total current liabilities	309,898	263,577

Long term debt, less current maturities	6,585	8,476

Total liabilities	316,483	272,053

Stockholders' equity (deficit):
Preferred stock, $0.001 par value 100,000,000 shares authorized:
Class A convertible, no shares issued and
outstanding with no liquidation value	-	-
Class B convertible, 1,495,436 shares issued and
outstanding with no liquidation value	1,495	1,495
Class C convertible, 1,000,000 shares issued and
outstanding with no liquidation value	1,000	1,000
Common stock, $0.001 par value, 500,000,000 shares authorized,
67,409,910 and 64,187,630 shares issued and outstanding
at March 31, 2009 and December 31, 2008, respectively	67,410	64,188
Subscription payable (1,053,480 and 2,180,280 shares)	57,674	114,014
Additional paid-in capital	3,071,361	2,913,469
Accumulated (deficit)	(3,361,219)	(3,199,577)
Total stockholders' equity (deficit)	(162,279)	(105,411)

Total liabilities and stockholders' equity (deficit)	$154,204	$166,642

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ending
	March 31,
	2009	2008

Revenue	$90,300	$179,320
Cost of sales	81,498	120,999

Gross profit	8,802	58,321

Expenses:
General and administrative	102,865	76,533
Salaries and wages	47,209	52,586
Consulting fees	10,448	420
Depreciation	7,855	8,553
Bad debts (recoveries)	(1,140)	9,266
Total operating expenses	167,237	147,358

Net operating (loss)	(158,435)	(89,037)

Other income (expenses):
Interest expense	(3,207)	(1,718)
Total other income (expenses)	(3,207)	(1,718)

Net (loss)	$(161,642)	$(90,755)

Weighted average number of common shares
outstanding - basic and fully diluted	65,102,944	56,707,050

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ending
	March 31,
	2009	2008

Cash flows from operating activities
Net (loss)	$(161,642)	$(90,755)
Adjustments to reconcile net (loss) to
net cash (used in) operating activities:
Depreciation	7,855	8,553
Provision for bad debts (recoveries)	(1,140)	9,266
Amortization of beneficial conversion feature	1,854	-
Decrease (increase) in assets:
Accounts receivable	8,709	13,465
Prepaid expenses	308	(611)
Increase (decrease) in liabilities:
Accounts payable	50,724	29,183
Accrued expenses	(9,136)	16,966
Customer deposits	(4,790)	900
Net cash (used in) operating activities	(107,258)	(13,033)

Cash flows from investing activities
Purchase of equipment	(9,987)	(1,640)
Net cash used in investing activities	(9,987)	(1,640)

Cash flows from financing activities
Proceeds from long term debt	27,025	20,000
Principal payments on long term debt	(21,247)	(1,612)
Proceeds from sale of common stock	104,774	-
Net cash provided by financing activities	110,552	18,388

Net (decrease)/increase in cash	(6,693)	3,715
Cash - beginning	23,340	3,909
Cash - ending	$16,647	$7,624

Supplemental disclosures:
Interest paid	$6,298	$443
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued for subscriptions payable	$104,014	$-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto included in the Company's Form 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operation for the interim period are not indicative of annual results.

Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Note 2 – Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $3,361,219 and a working capital deficit of $215,617 at March 31, 2009, and have reported negative cash flows from operations over the last five years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

Since inception, our operations have primarily been funded through private equity financing, and we expect to continue to seek additional funding through private or public equity and debt financing.

Competitive Companies, Inc.
Notes to Consolidated Financial Statements

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

Note 3 – Related Party

From time to time the Company has received loans from the former Officer, Jerald L. Woods. The total of the unsecured loans carried an 18% interest rate and were due on demand. The balance of the notes in the amount of $4,500 and accrued interest of $5,996 were paid in full as of March 31, 2009 (See Note 5).

During the three months ending March 31, 2009 Jerry Woods was also repaid $6,004 for unreimbursed expenses that he previously paid on behalf of the Company. An unpaid accounts payable balance of $5,075 remains outstanding as of March 31, 2009.

On January 30, 2009, during the annual meeting of shareholders, a new CEO was elected. Mr. William Gray was elected to replace Jerald L. Woods. During the meeting a new board of directors was elected by a majority of the shareholders. The following board members were elected:

William Gray	Ray Powers
Jerald Woods	David Hewitt
Larry Griffin	Michael Benbow
Tonni Lyn Smith-Atkins

On April 1, 2009 we consummated an acquisition of three companies under common control by our CEO, Bill Gray. Subsequent to the three months ending March 31, 2009 the following companies became wholly owned subsidiaries of Competitive Companies, Inc. and are not reflected in these financial statements (See Note 8):

DiscoverNet, Inc.	ICM, Inc.
ICM, LLC

Competitive Companies, Inc.
Notes to Consolidated Financial Statements

During the three months ending March 31, 2009 the Company received unsecured, interest free loans due on demand in the amount of $27,025 from DiscoverNet, Inc. During the three months ending March 31, 2009 $15,000 of the loans were repaid, and a balance of $12,025 remains unpaid. Imputed interest was deemed immaterial and management hasn’t recorded it as such.

During the three months ending March 31, 2009 the Company capitalized website development costs in the amount of $9,987. The website development services were provided by DiscoverNet, Inc., a Company under common control by the CEO, Bill Gray. An unpaid accounts payable balance of $1,863 remained outstanding as of March 31, 2009. The company believes this to have taken place in an arm’s length transaction, and the amount capitalized represents the equivalent purchase price from a third party vendor.

Note 4 – Property and equipment

Property and equipment consist of the following:

	March 31, 2009	December 31, 2008

Telecommunication equipment and computers	$245,741	$274,419

Less accumulated depreciation	(187,184)	(217,994)
	$58,557	$56,425

Depreciation expense totaled $7,855 and $8,553 for the three months ending March31, 2009 and 2008, respectively. During the three months ending March 31, 2009 the Company disposed of $38,665 of fully depreciated assets that were no longer in service. No gain or loss resulted from the disposal.

Note 5 – Long Term Debt

Notes payable consists of the following at March 31, 2009 and December 31, 2008, respectively:

Competitive Companies, Inc.
Notes to Consolidated Financial Statements

	March 31,	December 31,
	2009	2008
Unsecured convertible promissory note carries an 8.75% interest rate, maturing on May 11, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater.
	$ 10,000	$ 10,000

Unsecured convertible promissory note carries an 8.75% interest rate, maturing on April 30, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater.	5,000	5,000

Related party, unsecured promissory note carries an 18% interest rate, due on demand. Interest expense of $5,133 and $863 accrued during the years ended December 31, 2008 and 2007, respectively and remains unpaid as of December 31, 2008 (See Note 3).	-	4,500

Related party, unsecured, interest free promissory note, due on demand. (See Note 3).	12,025	-

Unsecured note payable to a stockholder, with interest at 8%, and monthly principal and interest payments of $683, maturing on February 23, 2011.	13,929	15,676
Total debt	40,954	35,176
Less: discount on beneficial conversion feature	776	2,630
Less: current portion	33,593	24,070
Long-term debt, less current portion	$ 6,585	$ 8,476

Competitive Companies, Inc.
Notes to Consolidated Financial Statements

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

According to the terms of the Convertible Promissory Notes, the number of shares that would be received upon conversion was 389,614 shares at March 31, 2009.

During the three months ending March 31, 2009 and the year ended December 31, 2008, the Company recorded financial expenses in the amount of $1,854 and $1,120, respectively, attributed to the amortization of the aforementioned debt discount.

As of March 31, 2009, no shares were issued pursuant to debt conversion.

The Company recorded interest expense in the amount of $3,207 and $1,718 for the three months ending March 31, 2009 and 2008, respectively.

Scheduled maturities of long-term debt as of March 31, 2009 are as follows:

Years                                            Amounts
2010	33,593
2011	6,585
Thereafter                                              -

Note 6 – Commitments and contingencies

We lease our operating facility in Riverside California under a non-cancelable 5-year operating lease expiring December 14, 2011.  The lease provides for increases in future minimum annual rental payments based on defined annual increases beginning with monthly payments of $2,433 and culminating in a monthly payment of $2,945 in 2011.  Lease expense totaled $9,867 and $7,682 during the three months ending March 31, 2009 and 2008, respectively.

Competitive Companies, Inc.
Notes to Consolidated Financial Statements

 Future minimum lease payments required are as follow:

Year                                                       Amount
2009	$24,328
2010	33,931
2011	32,394
Total                                                   $  90,653

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

On August 26, 2008 the Company entered into a non-binding Letter of Intent with Innovation Capital Management, Inc. (“ICM”) concerning the acquisition of one hundred percent (100%) of the outstanding capital stock, or ownership interest of ICM, a communications company organized under the laws of the State of Delaware. The terms of the proposed agreement specify that CCI issue 31,816,191 shares of common stock, valued at an estimated $1,344,335, in exchange for 100% of the assets and liabilities of ICM, of which the proposed closing date was October 1, 2008. Due to delays in the due diligence process the closing did not occur as planned on October 1, 2008, and the agreement has been extended indefinitely. CCI expects to finalize the due diligence and close on the acquisition during the second quarter of 2009. The proposed purchase agreement is contingent on CCI conducting a proxy vote to increase the total authorized shares of common stock, which occurred on January 30, 2009. On February 10, 2009 the CEO of ICM was elected and appointed as CEO of CCI commensurate with the resignation of Jerald Woods. Jerald Woods continued to serve as a Board of Director with CCI after his resignation.

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

Competitive Companies, Inc.
Notes to Consolidated Financial Statements

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

Common stock
During the three months ending March 31, 2009 the Company issued a total of 2,080,280 shares of common stock to six individual investors that had purchased the Company’s common stock during the three month period ending, December 31, 2008, which was previously recorded as stock subscriptions payable in the total amount of $104,014.

During the three months ending March 31, 2009, CCI received $57,100 in exchange for a total of 1,142,000 shares of its $.001 par value common stock from a total of five individual investors.

During the three months ending March 31, 2009, CCI received $47,674 in exchange for a total of 953,480 shares of its $.001 par value common stock from a total of six individual investors. The shares have not been issued as of the filing of this report.

Note 8 – Subsequent Events

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

Competitive Companies, Inc.
Notes to Consolidated Financial Statements

On April 1, 2009 the Company acquired three entities under common control of our CEO, William H. Gray. Innovation Capital Management, Inc., a Delaware corporation (“ICM”), Innovation Capital Management, LLC, a Texas Limited Liability Company (“ICM LLC”), and DiscoverNet, Inc, a Wisconsin corporation (“DiscoverNet”), collectively referred to as the “Selling Entities”, sold 100% of their interests, collectively 31,816,191 shares, in exchange for an aggregate of 31,816,191 shares of Competitive Companies, Inc.’s common stock, valued at an estimated $1,275,000. No shares have yet been exchanged as of the date of this filing.

On May 7, 2009 the Company agreed to purchase forty (40) telecommunication towers from Worldwide Communications, Inc. (Holder) in exchange for one million (1,000,000) shares of the Company’s yet to be established, Convertible Series D Preferred Stock and ten million (10,000,000) restricted shares of the Company’s common stock. Each Series D Preferred share is convertible into ten (10) shares of restricted common stock under the following schedule (based on the daily trading closing price):

1.	25% at September 30, 2009 or if the stock trades at or above $0.10/share for ten consecutive days;
2.	25% at December 31, 2009 or if the stock trades at or above $0.15/share for ten consecutive days

The conversion is subject to proportional adjustment for stock splits. No shares have yet been exchanged as of the date of this filing.

Common stock
On April 10, 2009 the Company issued a total of 793,480 shares of common stock to five individual investors that had purchased the Company’s common stock during the three month period ending March 31, 2009, which was previously recorded as stock subscriptions payable in the total amount of $39,674.

On April 10, 2009 the Company issued 100,000 shares of common stock to an individual investor that had purchased the Company’s common stock on March 28, 2007, which was previously recorded as stock subscriptions payable in the total amount of $10,000.

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
Risk Factors in this document and in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Recent Developments

On January 29, 2009, we entered into a non-binding Letter of Intent with International Telecom, Inc. (“ITI”) concerning the acquisition of one hundred percent (100%) of the outstanding capital stock, or ownership interest of ITI, a communications company organized under the laws of the State of Alaska. Subsequently management has decided to forego the acquisition of ITI and no further actions will be pursued by CCI.

On March 4, 2009, we entered into a non-binding Letter of Intent with IBFA Acquisition, LLC. (“IBFA”) concerning the acquisition of one hundred percent (100%) of the outstanding capital stock, or ownership interest of IBFA, a communications company organized under the laws of the State of Wisconsin. The terms of the proposed agreement are yet to be determined, and may include a cash down payment and a portion payable in common stock and/or an earn-out feature limited to a twelve month period paid quarterly based on earnings results.

The LOI with IBFA reflects the present intentions of the parties and is subject to execution of a definitive agreement.

As of the date hereof, we have not entered into a definitive and/or binding agreement for the LOI with IBFA mentioned above. When any such agreement is reached we will file notice of such agreement or facts with the Securities and Exchange Commission on Form 8-K.

Share Exchange Agreement

On April 1, 2009, we entered into a share exchange agreement with Innovation Capital Management, Inc., a Delaware corporation, Innovation Capital Management, LLC, a Texas limited liability company, DiscoverNet, Inc., a Wisconsin corporation (collectively, “Selling Entities”), and the stockholders of the Selling Entities (collectively, “Stockholders”).  Pursuant to the agreement, we agreed to issue an aggregate of 2,907,560 shares of our common stock in exchange for 29,075,600 Selling Entities Shares, which represent all of the issued and outstanding shares of the Selling Entities.  The issuance of our common stock to the Stockholders and the transfer of the Selling Entities Shares will take place as soon as possible and after the satisfaction of all the conditions set forth in the agreement. On May 5, 2009 the Company filed a voluntary petition for bankruptcy on behalf of DiscoverNet, Inc. The shares have not been exchanged as of the date of this filing. A copy of the agreement is attached hereto as Exhibit 10.1.

For the three months ended March 31, 2009, we had a net loss of $161,642 as compared to a net loss of $90,755 for the three months ended March 31, 2008.  Our accumulated deficit at the end of the three months ended March 31, 2009 was $3,361,219.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Press Releases

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

On February 19, 2009, we issued a press release to announce that we signed a letter of intent to acquire International Telecom, Inc.

On March 17, 2009, we issued a press release announcing that Ms. Tonni Lynn Smith-Atkins resigned her position on the board of directors for personal reasons.

On April 9, 2009, we issued a press release to announce that we signed a vendor financing agreement worth $1,000,000 for the acquisition and marketing of IPTV services to be made available to six of our California apartment properties.

Copies of the press releases were attached as exhibits to our 2008 Annual Report on Form 10-K filed on April 15, 2009.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

The following table summarizes selected items from the statement of operations at March 31, 2009 compared to March 31, 2008.

INCOME:

	Three Months Ended March 31,		Increase (Decrease)
	2009	2008	$	%
Revenues	$ 90,300	$ 179,320	$(89,020)	(50)%

Cost of Sales	81,498	120,999	(39,501)	(33)%

Gross Profit	$ 8,802	$ 58,321	$(49,519)	(85)%

Gross Profit Percentage of Revenue	10%	33%	--	(23)%

Revenues

Revenues for the three months ended March 31, 2009 was $90,300 compared to revenues of $179,320 for the three months ended March 31, 2008. This resulted in a decrease in revenues of $89,020, or 50%, when compared to the same period one year ago.  Regulations governed by the Federal Communications Commission were changed that allowed direct competitors to our telephone and cable services to compete with our customers in the apartment complexes that we service.  As a result, we were unable to remain competitive with larger competitors and some of our customers have switched providers and ultimately, we have begun to experience a critical decrease in revenues.

Due to this change in the regulatory environment of our traditional business operations, we have begun to pursue and investigate alternative revenue sources.  During the second quarter of 2008, we located potential other revenues sources of providing wireless internet services to rural markets by executing Letters of Intent with a couple of entities.  This letter of intent was consummated on April 1, 2009 and as a result we have acquired three entities which we hope will enhance our revenue sources. Additionally, we executed an LOI during the first quarter of 2009, which should also provide additional revenue streams in the future.  We hope these services will provide additional revenues while maintaining a continuous focus on our core business; however, there can be no assurance that we will be able to successfully execute definitive agreements or properly integrate the entities that we have signed Letters of Intent with.  As of the three months ended March 31, 2009, we had not received any revenue from newly identified sources.

Cost of sales

Cost of sales for the three months ended March 31, 2009 was $81,498, a decrease of $39,501, or 33%, from $120,999 for the three months ended March 31, 2008.  During the three months ended March 31, 2009, we experienced decreased revenues which reduced some of our cost of sales.  In addition, some of our contracts with apartment complexes have expired which has reduced some commission expenses.  We are continuing to eliminate underutilized circuits and have made continued efforts to continually manage and reduce costs, where applicable.

Gross profit percentage of revenue

Gross profit margins decreased by 23% from the prior year due to our inability to reduce cost of sales on a pro rata basis with our reduction in revenues.  Our fixed costs supporting the infrastructure of our telephone and cable services cannot be reduced without completely cutting off services.  Overall our gross profit has decreased as a result of not being able to better manage our cost of sales in relation to our decrease in revenues.

EXPENSES:

	Three Months Ended March 31,		Increase (Decrease)
	2009	2008	$	%
Expenses:
General and administrative expenses	$ 102,865	$ 76,533	$ 26,332	34%
Salaries and wages	47,209	52,586	(5,377)	(10)%
Consulting fees	10,448	420	10,028	2,388%
Depreciation	7,855	8,553	(698)	(8)%
Bad debt (recoveries)	(1,140)	9,266	(10,406)	(112)%
Total operating expenses	167,237	147,358	19,879	13%

Net operating (loss)	(158,435)	(89,037)	(69,398)	78%

Other income (expense):
Interest expense	(3,207)	(1,718)	(1,489)	87%
Total other income (expense)	(3,207)	(1,718)	(1,489)	87%

Net (loss)	$(161,642)	$(90,755)	$ (70,887)	(78%)

General and Administrative expenses

General and administrative expenses were $102,865 for the three months ended March 31, 2009 versus $76,533 for the three months ended March 31, 2008, which resulted in an increase of $26,332 or 34%.  The increase in our general and administrative expenses was a result of additional legal and professional fees.

Salaries and Wages

Salaries and wages expenses were $47,209 for the three months ended March 31, 2009 versus $52,586 of salaries and wages expenses for the three months ended March 31, 2008, which resulted in a decrease of 10%.  During the first three months of 2009, we had decreased salaries as a result of reductions in our personnel during the second quarter of 2008.  Subsequent to the year ended December 31, 2008, we appointed a new Chief Executive Officer and President of the Company.  We expect that we may need to increase our personnel in the future and ultimately experience higher salaries and wages as we expand our operations and finalize potential acquisitions and alternative revenue sources.

Consulting Fees

Consulting fees were $10,448 for the three months ended March 31, 2009 compared to $420 consulting fees for the three months ended March 31, 2008.  The significant increase in consulting fees was a result of result of professional services in the pursuit of finding financing and merger & acquisition candidates.

Depreciation

Depreciation expenses were $7,855 for the three months ended March 31, 2009 versus $8,553 for the three months ended March 31, 2008.  We anticipate our depreciation expenses to remain stable.

Bad Debt

Bad debt expenses (recoveries) for the three months ended March 31, 2009 were $(1,140) as compared to $9,266 for the same period of 2008, which resulted in a decrease of $10,406.  We were able to decrease our allowance of bad debt as a result of having fewer accounts likely being sent to a third party collection agency and the ability to actually collect on debt previously deemed to not be recoverable.

Net Operating (Loss)

The net operating loss for the three months ended March 31, 2009 was $(158,435), versus a net operating loss of $(89,037) for the three months ended March 31, 2008.  This resulted in an increase of 78% when compared to the same period of 2008.  Our increased loss was due to a significant increase in our consulting fees during the three months ended March 31, 2009, as well as a 50% reduction in revenues from the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at March 31, 2009 compared to December 31, 2008.

	March 31, 2009	December 31, 2008	Increase / (Decrease)
			$	%

Current Assets	$ 94,281	$ 108,851	$(14,570)	(13)%

Current Liabilities	$ 309,898	$ 263,577	$ 46,321	18%

Working (Deficit)	$(215,617)	$(154,726)	$ 60,891	39%

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of March 31, 2009, we had a working capital deficit of $(215,617).  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  In the past, we have conducted private placements of equity shares and during the first quarter of 2009 we received approximately $104,774 in proceeds from a private placement of our shares.

During the three months ending March 31, 2009, we received short term financing in the net amount of $12,025 from an entity that was subsequently acquired. The related party notes are due on demand and are interest free, unsecured debts.

During the fourth quarter of 2008, we executed two unsecured promissory notes for a total of $15,000.  The notes carry an 8.75% interest rate and mature during the second quarter of 2009.  The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to 80% of the volume weighted average price of the Company’s common stock for the 22 days prior to conversion, or $.001 per share, whichever is greater.  Additionally, we had unsecured notes payable in the amount of $25,954 to stockholders of the Company as March 31, 2009.

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

Satisfaction of our cash obligations for the next 12 months.

As of March 31, 2009, our cash balance was $16,647. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $3,361,219 and a working capital deficit of $215,617 at March 31, 2009, and have reported negative cash flows from operations over the last three years.  In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Summary of product and research and development that we will perform for the term of our plan.

We are not anticipating significant research and development expenditures in the near future.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees.

As of March 31, 2009, we had four full-time employees.  Currently, there are no organized labor agreements or union agreements between us and our employees.

Assuming we are able to pursue additional revenue through acquisitions and/or strategic alliances with those companies we have executed Letters of Intent, we anticipate an increase of personnel and may need to hire additional employees.  In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate. We believe the use of third-party service providers may enhance our ability to control general and administrative expenses and operate efficiently.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

This item in not applicable as we are currently considered a smaller reporting company.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, William Gray, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on the evaluation, Mr. Gray concluded that our disclosure controls and procedures are not effective in timely alerting him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our principal financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

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

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

Risks Relating with Our Business and Marketplace

We have incurred losses since inception and expect to incur losses for the foreseeable future. In addition, our poor financial condition raises substantial doubt about our ability to continue as a going concern.

Our net operating losses for the three months ended March 31, 2009 was $158,435 and $420,556 for the year ended December 31, 2008.  As of March 31, 2009, we only had $16,647 in cash available to finance our operations and a working capital deficit of $215,617.  Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception.  We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of securities and recent loans to from an officer to satisfy working capital requirements.  We will continue to be dependent upon the proceeds of future offerings or public offerings to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy.  There can be no assurance that we will be able to raise the necessary capital to continue operations.

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

As a result of our deficiency in working capital at March 31, 2009 and other factors, our auditors have included an explanatory paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments as a result of this uncertainty.  The going concern qualification may adversely impact our ability to raise the capital necessary for the continuation of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 10, 2009, we issued a total of 893,480 shares of common stock to six (6) individual investors that had previously purchased shares of our common stock for a total purchase price of $49,674.  We believe the issuance of the shares is or will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2) and/or Regulation D, Rule 506.  The shares were or will be issued directly by us and did not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of his investment.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended March 31, 2009.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On January 30, 2009, our stockholders voted to increase the authorized common shares of the Company from 70,000,000 authorized shares of common stock to 500,000,000 authorized shares of common stock.  Additionally, the stockholders voted to increase the authorized preferred shares of the Company from 10,000,000 authorized shares of preferred stock to 100,000,000 authorized shares of preferred stock.  As a result of this vote, we filed an amendment to its Articles of Incorporation to reflect this change.

Item 5. Other Information.

Share Exchange Agreement

On April 1, 2009, the Company acquired three entities under common control of our CEO, William H. Gray. Innovation Capital Management, Inc., a Delaware corporation (“ICM”), Innovation Capital Management, LLC, a Texas Limited Liability Company (“ICM LLC”), and DiscoverNet, Inc, a Wisconsin corporation (“DiscoverNet”), collectively referred to as the “Selling Entities”, sold 100% of their interests, collectively 2,907,560 shares, in exchange for an aggregate of 29,075,600 shares of Competitive Companies, Inc.’s common stock, valued at an estimated $1,165,000. No shares have yet been exchanged as of the date of this filing. On May 5, 2009 the Company filed a voluntary petition for bankruptcy on behalf of DiscoverNet, Inc.

Sale of the Series D Preferred Stock and Restricted Share Issuance – Summary of Terms

On May 7, 2009, the Company agreed to purchase forty (40) telecommunication towers from Worldwide Communications, Inc. (Holder) in exchange for one million (1,000,000) shares of the Company’s yet to be established, Convertible Series D Preferred Stock and ten million (10,000,000) restricted shares of the Company’s common stock. Each Series D Preferred share is convertible into ten (10) shares of restricted common stock under the following schedule (based on the daily trading closing price):

1.	25% at September 30, 2009 or if the stock trades at or above $0.10/share for ten consecutive days;
2.	25% at December 31, 2009 or if the stock trades at or above $0.15/share for ten consecutive days

The conversion is subject to proportional adjustment for stock splits. No shares have yet been exchanged as of the date of this filing.

Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2		2	01/11/02
2.2	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2/A		2.2	08/02/02
2.3	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2/A		2.2	04/24/03
2.4	Plan and agreement of reorganization between Competitive Companies, Inc. and CCI Acquisition Corp		8-K		10.1	05/09/05
3(i)	Articles of Competitive Companies, as amended		SB-2		3(I)	01/11/02
3(ii)	Bylaws of Competitive Companies		SB-2		3(II)	01/11/02
4	Rights and Preferences of Preferred Stock		SB-2		4	01/11/02
10.1	Share Exchange Agreement dated April 1, 2009	X
31	Certification of Bill Gray pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Bill Gray pursuant to Section 906 of the Sarbanes-Oxley Act	X	10-K	12/31/08
99.1	Press Release Announcing the Company’s access to government funding with the acquisition of carrier-grade microwave towers.		10-K	12/31/08	99.1	4/15/09
99.2	Press Release Announcing the Appointment of Dr. Ray Powers to the Board of Directors		10-K	12/31/08	99.2	4/15/09
99.3	Press Release Announcing the engagement of Worldwide Capital Group, LLC		10-K	12/31/08	99.3	4/15/09

99.4	Press Release Announcing the sales contract with a wholesale distributor of T-mobile network operating procedures	10-K	12/31/08	99.4	4/15/09
99.5	Press Release Announcing its contract with MLM Marketing Company for the purchase of 5,000 T-mobile SIMS cards	10-K	12/31/08	99.5	4/15/09
99.6	Press Release Announcing a Letter of Intent to acquire International Telecom, Inc.	10-K	12/31/08	99.6	4/15/09
99.7	Press Release Announcing the resignation of Ms. Tonni Smith-Atkins	10-K	12/31/08	99.7	4/15/09
99.8	Press Release Announcing the vendor financing agreement for the acquisition and marketing of IPTV services	10-K	12/31/08	99.8	4/15/09

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPETITIVE COMPANIES, INC.
(Registrant)

By:/S/ William Gray
      William Gray,
      Chief Executive Officer (On behalf of
      the registrant and as principal accounting
      officer)

Date: May 20, 2009