Form 10-Q
period 2009-06-30
COMPETITIVE COMPANIES INC
filed 2009-08-24
CIK 1161706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes       No  ☒

The number of shares of Common Stock, $0.001 par value, outstanding on August 14, 2009, was 92,815,365 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Competitive Companies, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
Assets	(Unaudited)

Current assets:
Cash	$19,324	$23,340
Accounts receivable, net of allowance of $9,000 and $75,913
at June 30, 2009 and December 31, 2008, respectively	21,971	82,514
Prepaid expenses	6,872	2,997
Total current assets	48,167	108,851

Property and equipment, net	90,483	56,425

Other assets:
Deposits	1,366	1,366

Total assets	$140,016	$166,642

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$609,110	$162,812
Accrued expenses	50,915	32,025
Customer deposits	39,880	44,670
Current maturities of note	244,345	11,700
Current maturities of convertible debt, net of unamortized
discounts of $8,321 and $2,630 at June 30, 2009
and December 31, 2008, respectively	31,679	12,370
Total current liabilities	975,929	263,577

Notes payable, less current maturities	-	8,476

Total liabilities	975,929	272,053

Stockholders' equity (deficit):
Preferred stock, $0.001 par value 10,000,000 shares
authorized:
Class A convertible, no shares issued and
outstanding with no liquidation value	-	-
Class B convertible, 1,495,436 shares issued and
outstanding with no liquidation value	1,495	1,495
Class C convertible, 1,000,000 shares issued and
outstanding with no liquidation value	1,000	1,000
Common stock, $0.001 par value, 500,000,000 shares authorized,
90,156,373 and 64,187,630 shares issued and outstanding
at June 30, 2009 and December 31, 2008, respectively	90,156	64,188
Additional paid-in capital	2,309,616	2,913,469
Subscriptions payable, 9,819,471 shares and 2,180,280 shares
at June 30, 2009 and December 31, 2008, respectively	476,688	114,014
Accumulated (deficit)	(3,714,868)	(3,199,577)
Total stockholders' equity (deficit)	(835,913)	(105,411)

Total liabilities and stockholders' equity (deficit)	$140,016	$166,642

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ending		For the six months ending
	June 30,		June 30,
	2009	2008	2009	2008

Revenue	$69,240	$180,256	$159,540	$359,576
Cost of sales	148,073	84,223	229,571	205,222

Gross profit (loss)	(78,833)	96,033	(70,031)	154,354

Expenses:
General and administrative	105,801	73,700	208,666	150,233
Salaries and wages	106,618	52,374	153,827	104,960
Consulting fees	379	454	10,827	874
Depreciation	12,820	8,553	20,675	17,106
Bad debts (recoveries)	48,530	(2,440)	47,390	6,826
Total operating expenses	274,148	132,641	441,385	279,999

Net operating (loss)	(352,981)	(36,608)	(511,416)	(125,645)

Other income (expenses):
Other income	4,196	-	4,196	-
Interest expense	(4,864)	(2,178)	(8,071)	(3,896)
Total other income (expenses)	(668)	(2,178)	(3,875)	(3,896)

Net (loss)	$(353,649)	$(38,786)	$(515,291)	$(129,541)

Weighted average number of common shares
outstanding - basic and fully diluted	82,853,908	56,748,259	74,027,462	56,727,654

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ending
	June 30,
	2009	2008

Cash flows from operating activities
Net (loss)	$(515,291)	$(129,541)
Adjustments to reconcile net (loss) to
net cash (used in) operating activities:
Depreciation	20,675	17,106
Provision for bad debts (recoveries)	47,390	6,826
Amortization of beneficial conversion feature	3,228	-
Decrease (increase) in assets:
Accounts receivable	40,596	(2,322)
Prepaid expenses	(1,075)	(158)
Increase (decrease) in liabilities:
Accounts payable	216,648	73,464
Accrued expenses	11,843	20,201
Customer deposits	(4,790)	1,250
Net cash (used in) operating activities	(180,776)	(13,174)

Cash flows from investing activities
Purchase of equipment	(9,987)	(1,640)
Cash acquired in merger	25,273	-
Net cash provided by (used in) investing activities	15,286	(1,640)

Cash flows from financing activities
Proceeds from convertible debt	55,000	25,000
Principal payments on notes payable	(4,500)	(20,257)
Proceeds from sale of common stock	110,974	14,500
Net cash provided by financing activities	161,474	19,243

Net increase (decrease) in cash	(4,016)	4,429
Cash - beginning	23,340	3,909
Cash - ending	$19,324	$8,338

Supplemental disclosures:
Interest paid	$6,298	$866
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued for subscriptions payable	$114,014	$-

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc.
Notes to Consolidated Financial Statements

Note 1 – Nature of Business and Significant Accounting Policies

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

Results of operations for the interim period are not indicative of annual results.

The Company is in the telecommunications industry with operations in Riverside, CA and now with the acquisitions as described in Note 3, San Antonio, Texas and Wisconsin. The Company’s Wisconsin operations consist of providing Dial-up, Wireless and DSL Internet services to businesses and residents within various markets throughout Wisconsin, the United States and Puerto Rico. In May of 2009, the Company began to shift its focus from residential apartment services to serving a wider array of customers as a general broadband internet service provider with a concentrated focus on fixed wireless for its broadband delivery. The Company has terminated its Internet services to residential apartments and does not plan to include this in its future business model.

Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Competitive Companies, Inc.
Notes to Consolidated Financial Statements

Note 2 – Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $3,714,868 and a working capital deficit of $927,762 at June 30, 2009, and have reported negative cash flows from operations over the last five years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

On May 5, 2009, DiscoverNet, Inc., a wholly owned subsidiary of Competitive Companies, Inc. which was acquired on April 2, 2009 as described in Note 3 below, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.

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

Note 3 – Business Combination

On April 2, 2009, the Company entered into an acquisition agreement and plan of merger whereby the Company acquired 100% outstanding interest of four private companies under common control by the CEO of Competitive Companies, Inc. Pursuant to the share exchange agreement, Competitive Companies, Inc. (CCI) acquired 100% of the combined equity of DiscoverNet, Inc. (DNI), ICM, Inc. (ICMI), ICM, LLC (ICML), and DiscoverNet, LLC (DNL) in exchange for stock on a 10 to 1 basis, resulting in the issuance of 31,102,740 shares.  The fair market value of the shares was $1,555,137 based on the closing stock price on April 2, 2009, the date of grant.

Competitive Companies, Inc.
Notes to Consolidated Financial Statements

The merger provides CCI with valuable assets, sound management and a solid investor base that is an integral part of our business.

The Company has recognized the identifiable assets acquired and liabilities assumed as follows:

April 2, 2009
Consideration:
Equity instruments (31,102,740 shares issued of CCI1)	$1,555,137
Fair value of total consideration exchanged	$1,555,137

Recognized amounts of identifiable assets
acquired and liabilities assumed:
Cash	$25,273
Accounts receivable and intercompany loans	40,328
Equipment	44,746
Other current assets	2,804
Accounts payable and accrued expenses	(249,964)
Long term debt	(198,290)
Consideration paid in excess of fair value	1,890,240
Total identifiable net assets	$1,555,137

1 The fair value of the 31,102,740 common shares issued as consideration paid for 100% of DNI, ICMI, ICML & DNL was determined on the basis of the closing market price of CCI’s common shares on the issuance date of April 2, 2009.

2 The consideration paid in excess of the fair value of assets acquired and liabilities assumed has been allocated towards additional paid in capital due to the related party nature of the companies acquired (under common management by the Company’s CEO, Bill Gray).

The unaudited supplemental pro forma results of operations of the combined entity had the acquisition date been January 1, 2009 or January 1, 2008 are as follows:

Competitive Companies, Inc.
Notes to Consolidated Financial Statements

	Combined Pro Forma:
	For the six months ending June 30, 2009	For the six months ending June 30, 2008
	(Unaudited)	(Unaudited)
Expenses:
Revenue	$272,335	$604,904
Cost of sales	325,809	422,595
Gross profit	(53,474)	182,309

Operating expenses	717,165	693,462

Net operating (loss)	(770,639)	(511,153)

Other income (expense)	(8,774)	9,597

Net (loss)	$(779,413)	$(501,556)

Weighted average number of common shares
Outstanding – basic and fully diluted	85,515,628	81,262,927

Net (loss) per share – basic and fully diluted	$(0.01)	$(0.01)

Management believes the communications network, management team and other assets acquired will enable the Company to enhance their business model and enable the Company to take advantage of opportunities in the fast changing telecommunications industry.

Note 4 – Related Party

From time to time the Company has received loans from a former Officer, Jerald L. Woods. The total of the unsecured loans carried an 18% interest rate and were due on demand. The balance of the notes in the amount of $4,500 and accrued interest of $5,996 were paid in full as of June 30, 2009 (See Note 5).

During the three months ending March 31, 2009, Jerry Woods was also repaid $6,754 for unreimbursed expenses that he previously paid on behalf of the Company. An unpaid accounts payable balance of $4,325 remains outstanding as of June 30, 2009.

On January 30, 2009, during the annual meeting of shareholders, a new CEO was elected. Mr. William Gray was elected to replace Jerald L. Woods. During the meeting a new board of directors was elected by a majority of the shareholders. The following board members were elected:

Competitive Companies, Inc.
Notes to Consolidated Financial Statements

William Gray	Ray Powers
Jerald Woods	David Hewitt
Larry Griffin	Michael Benbow*
Tonni Lyn Smith-Atkins**	(* Resigned June 15, 2009)
(** Resigned March 17, 2009)

On April 2, 2009, we consummated an acquisition of four companies under common control by our CEO, Bill Gray. The following companies became wholly owned subsidiaries of Competitive Companies, Inc. and are consolidated in these financial statements:

DiscoverNet, Inc.	ICM, Inc.
ICM, LLC	DiscoverNet, LLC

On January 7, 2009, the Company capitalized website development costs in the amount of $9,987. The website development services were provided by DiscoverNet, Inc., a company under common control by the CEO, Bill Gray. The Company believes this to have taken place in an arm’s length transaction prior to the acquisition, and the amount capitalized represents the equivalent purchase price from a third party vendor.

Note 5 – Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2009	2008

Telecommunication equipment and computers	$245,741	$274,419
Leasehold improvements	5,343	-
Office furniture & fixtures	87,676	-
Computer equipment	138,195	-
Software	46,116	-
	523,071	274,419
Less accumulated depreciation	(432,588)	(217,994)
	$90,483	$56,425

Competitive Companies, Inc.
Notes to Consolidated Financial Statements

Depreciation expense totaled $20,675 and $17,106 for the six months ending June 30, 2009 and 2008, respectively. During the six months ending June 30, 2009, the Company disposed of $38,665 of fully depreciated assets that were no longer in service. No gain or loss resulted from the disposal.

Note 6 – Notes payable

Notes payable consists of the following at June 30, 2009 and December 31, 2008, respectively:

	June 30,	December 31,
	2009	2008

Unsecured promissory note carries an 8% interest rate, maturing on June 29, 2009.	$ 10,000	$ -

Unsecured promissory note carries an 8% interest rate, maturing on June 15, 2009.	10,000	-

Unsecured promissory note carries an 8% interest rate, maturing on June 15, 2009.	10,000	-

Unsecured promissory note carries an 8% interest rate, maturing on May 5, 2009.	25,000	-

Secured line of credit, including accrued interest, carries a variable interest rate at 2.25% above “Money Rates”. The line matured on March 17, 2009, and the Company is currently in the process of renewing the terms of agreement. The note carries an additional 5% default rate, and is secured by a $250,000 life insurance policy on the CEO.	147,683	-

Unsecured promissory note, including accrued interest, carries an 8.5% interest rate, maturing on October 1, 2010.	15,359	-

Unsecured, interest free promissory note carries a 5% late fee penalty in the event the Company is more than 10 days late with monthly payments of $1,000 beginning on September 1, 2008, matured on June 6, 2009. Currently in default.	10,000	-

Related party, unsecured promissory note carries an 18% interest rate, due on demand. Interest expense of $5,133 and $863 accrued during the years ended December 31, 2008 and 2007, respectively and remains unpaid as of December 31, 2008 (See Note 3).	-	4,500

Unsecured note payable to a stockholder, with interest at 8%, and monthly principal and interest payments of $683, maturing on February 23, 2011.	16,303	15,676
Total Notes payable	244,345	20,176
Less: current portion	244,345	11,700
Notes payable, less current portion	$ -	$ 8,476

Note 7 – Convertible Debt

Notes payable consists of the following at June 30, 2009 and December 31, 2008, respectively:

	June 30,	December 31,
	2009	2008

Unsecured convertible promissory note carries an 8.75% interest rate, maturing on December 26, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater.	$ 10,000	$ -

Unsecured convertible promissory note carries an 8.75% interest rate, maturing on December 15, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater.	10,000	-

Unsecured convertible promissory note carries an 8.75% interest rate, maturing on December 15, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater.	5,000	-

Unsecured convertible promissory note carries an 8.75% interest rate, maturing on May 11, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater.	10,000	10,000

Unsecured convertible promissory note carries an 8.75% interest rate, maturing on April 30, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater.	5,000	5,000
Total convertible debt	40,000	15,000
Less: discount on beneficial conversion feature	8,321	2,630
Convertible debt	$ 31,679	$ 12,370

In accordance with EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”) and EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”), the Company recognized and measured the embedded beneficial conversion feature present in the convertible debt by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital. The intrinsic value of the feature was calculated on the commitment date using the effective conversion price of the convertible debt. This intrinsic value is limited to the portion of the proceeds allocated to the convertible debt.

The aforementioned accounting treatment resulted in a total debt discount equal to ($12,669). The discount is amortized over a six month period, from the date of issuance until the stated redemption date of the debt.

According to the terms of the Convertible Promissory Notes, the number of shares that would be received upon conversion was 979,927 shares at June 30, 2009.

Competitive Companies, Inc.
Notes to Consolidated Financial Statements

During the six months ending June 30, 2009, the Company recorded financial expenses in the amount of $3,228 attributed to the amortization of the aforementioned debt discount.

As of June 30, 2009, no shares were issued pursuant to debt conversion.

The Company recorded interest expense in the amount of $8,071 and $3,896 for the six months ending June 30, 2009 and 2008, respectively.

Note 8 – Commitments and Contingencies

We lease our operating facility in Riverside California under a non-cancelable 5-year operating lease expiring December 14, 2011.  The lease provides for increases in future minimum annual rental payments based on defined annual increases beginning with monthly payments of $2,433 and culminating in a monthly payment of $2,945 in 2011.  Lease expense totaled $18,298 and $15,621 during the six months ending June 30, 2009 and 2008, respectively.

 Future minimum lease payments required are as follow:

Year	Amount
2009	$15,447
2010	33,931
2011	32,394
Total	$81,772

On November 3, 2008, the Company entered into a non-binding Letter of Intent with Worldwide Communications, Inc. concerning the acquisition of forty (40) microwave towers (“Asset Purchase Agreement”). The Company has chosen not to pursue this acquisition and has terminated the offer.

On March 4, 2009, the Company entered into a non-binding Letter of Intent with IBFA Acquisition, LLC. (“IBFA”) concerning the acquisition of one hundred percent (100%) of the outstanding capital stock or ownership interest of IBFA, a communications company organized under the laws of the State of Wisconsin. The terms of the proposed agreement are yet to be determined, and may include a cash down payment and a portion payable in common stock and/or an earn-out feature limited to a twelve month period paid quarterly based on earnings results. The Letter of Intent is still binding and management is evaluating the acquisition.

Competitive Companies, Inc.
Notes to Consolidated Financial Statements

Note 9 – Stockholders’ Equity

On January 30, 2009, the shareholders of the Company voted to increase the authorized common shares of the Company from 70,000,000 authorized shares of common stock to 500,000,000 authorized shares of common stock.  Additionally, the shareholders voted to increase the authorized preferred shares of the Company from 10,000,000 authorized shares of preferred stock to 100,000,000 authorized shares of preferred stock. As a result of this vote, the Company filed an amendment to its Articles of Incorporation to reflect this change.

Common stock
During the six months ending June 30, 2009, the Company issued a total of 2,180,280 shares of common stock to six individual investors that had purchased the Company’s common stock during the year ending December 31, 2008, which was previously recorded as stock subscriptions payable in the total amount of $104,014.

In January of 2009, CCI received $57,100 in exchange for a total of 1,142,000 shares of its $.001 par value common stock from a total of five individual investors.

In March of 2009, CCI received $47,674 in exchange for a total of 953,480 shares of its $.001 par value common stock from a total of six individual investors. 793,480 of the shares were issued on April 12, 2009, and 160,000 shares remain unissued.

On April 10, 2009, the Company issued 100,000 shares of common stock to an individual investor that had purchased the Company’s common stock on March 28, 2007, which was previously recorded as stock subscriptions payable in the total amount of $10,000.

On April 12, 2009, the Company sold 124,000 shares to an accredited investor in exchange for proceeds of $6,200. The shares remain unissued and are recorded as stock subscriptions payable.

On April 2, 2009, the Company authorized the issuance of 31,102,740 shares of common stock in exchange for a total of 3,110,274 shares (10:1) of fourprivate companies, representing 100% of their outstanding equity as part of a share exchange agreement. The four acquired entities are consolidated in the financial statements herein. On May 1, 2009, the Company issued 21,852,983 of the 31,102,740 shares granted. The remaining 9,249,757 are unissued and are expected to be issued in September of 2009. As of June 30, 2009, they are recorded as stock subscriptions payable in the total amount of $462,490.

Competitive Companies, Inc.
Notes to Consolidated Financial Statements

Note 10 – Subsequent Events

Common stock

On July 15, 2009, the Company issued a total of 910,000 free trading shares of common stock for accounting services rendered. The fair market value of the shares was $45,500 based on the closing stock price on the grant date.

On July 15, 2009, the Company issued a total of 1,463,282 free trading shares of common stock for legal services rendered. The fair market value of the shares was $73,164 based on the closing stock price on the grant date.

On July 15, 2009, the Company issued 285,710 shares of common stock pursuant to the share exchange agreement dated April 2, 2009.

Promissory note

On July 17, 2009, the Company received $50,000 in exchange for a convertible note bearing interest at 8.75%. The note is convertible into common stock at the option of the holder based on an 80% volume weighted average discount over the 22 days prior to notice of conversion.

Letter of Intent with Motorola, Inc.

On July 29, 2009, we entered into a non-binding Letter of Intent with Motorola, Inc. (“Motorola”) concerning proposed services available from Motorola. The purpose of the LOI is to set forth a framework and time frame in which the parties may negotiate and determine the terms of the Agreement.

The proposed services Motorola will provide for the Company are the following:

1)
Propagation Services- Motorola agrees to provide (when necessary), point to point propagation and network design services related to the Application.  This would be limited to providing standard site configuration equipment lists for Motorola equipment only based on the Company’s stated network design criteria.  Depending on the extent of custom design or propagation service support required, there may be billable services from Motorola to the Company.

2)
Network Management Consulting- Motorola agrees to provide initial and ongoing Network Management Consulting related to establishing multiple Network Operation Center consolidation involving the aggregated operations.  Depending on the extent of support required, there may be billable services from Motorola to the Company.

Competitive Companies, Inc.
Notes to Consolidated Financial Statements

3)
Motorola will provide a rebate for the actual cost of consulting fees associated with the application process up to a maximum of $25,000 based on proof of services via an invoice from the consulting entity and a qualifying order from the Company service provider consortium to Motorola of at least $250,000.  The qualifying order must be placed no later than December 11, 2009 with delivery no later than December 18, 2009.

4)	Motorola will facilitate introduction to prospective investors that may have an interest in providing the twenty percent (20%) matching grant provision required from the NTIA Grant Program.

5)
Motorola will investigate a way to provide an introduction to current Motorola broadband service providers potentially interested in the Company’s aggregation NTIA application if this is deemed allowable under the Motorola registered service provider program.

The LOI with Motorola reflects the present intentions of the parties and is subject to execution of a definitive agreement.

As of the date hereof, we have not entered into a definitive and/or binding agreement for the LOI with Motorola mentioned above. When any such agreement is reached we will file notice of such agreement or facts with the Securities and Exchange Commission on Form 8-K.

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

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.  Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements as a result of being a penny stock issuer.  You should, however, consult further disclosures we make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

CCI is a Nevada corporation that acts as a holding company for its operating subsidiaries, Competitive Communications, Inc. (“Competitive Communications”), which is an approved and regulated local and long distance telephone company, and CCI Residential Services, Inc. (“CCI Residential”), which is a non-regulated telephone company providing local and long distance telephone service, high-speed Internet and cable television service to large apartment complexes.

The telecommunications products and services provided by the Company and its subsidiaries include local telephone services, domestic and international long distance services, and enhanced voice, data and Internet services, and Cable TV service primarily to residents of apartment complexes, retail businesses and residential users.  It is our intention in the future to provide bundled services to our customers as well as expand to customers beyond apartment complexes by providing additional services and options other than our current products.

Since the beginning of 2008, the Company has attempted to locate new revenue sources with the hopes to create a wider customer base from that of just servicing large apartment complexes.  During the second half of 2008, the Company entered into two Letters of Intent to help potentially expand its revenues sources.  The first Letter of Intent is with Innovation Capital Management, Inc. (“ICM”) whereby the Company intended to merge with ICM’s operations and proprietary technology to expand the wireless Internet services to rural America.  On April 2, 2009, the Company entered into an acquisition agreement and plan of merger pursuant to the LOI mentioned above, whereby the Company acquired 100% outstanding interest of three private companies under common control by the CEO of Competitive Companies, Inc. For further discussion please see below under the headings Share Exchange Agreement and Acquisition and Plan of Merger.

The second Letter of Intent is with Worldwide Communications, Inc. whereby the Company intends to acquire 40 carrier-grade microwave towers, which the Company hopes will further expand its operations in providing wireless internet services to rural markets in America.  The terms of the proposed agreement specify that the Company will issue two million Convertible Preferred Shares at a price of $1 per share, with 10% or 200,000 shares to be placed immediately in escrow upon the signing of the completed Asset Purchase Agreement.  The closing was originally anticipated to occur in November of 2008; however, due to delays involving the inspection of the towers the agreement has been extended.

For the three months ended June 30, 2009, we had a net loss of $353,649 as compared to a net loss of $38,786 for the three months ended June 30, 2008.  Our accumulated deficit as of June 30, 2009 was $3,714,868.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Recent Developments

On January 29, 2009, we entered into a non-binding Letter of Intent with International Telecom, Inc. (“ITI”) concerning the acquisition of one hundred percent (100%) of the outstanding capital stock or ownership interest of ITI, a communications company organized under the laws of the State of Alaska. Subsequently, management has decided to forego the acquisition of ITI and no further actions will be pursued by CCI.

On March 4, 2009, we entered into a non-binding Letter of Intent with IBFA Acquisition, LLC. (“IBFA”) concerning the acquisition of one hundred percent (100%) of the outstanding capital stock or ownership interest of IBFA, a communications company organized under the laws of the State of Wisconsin. The terms of the proposed agreement are yet to be determined, and may include a cash down payment and a portion payable in common stock and/or an earn-out feature limited to a twelve month period paid quarterly based on earnings results.

The LOI with IBFA reflects the present intentions of the parties and is subject to execution of a definitive agreement.

As of the date hereof, we have not entered into a definitive and/or binding agreement for the LOI with IBFA mentioned above. When any such agreement is reached we will file notice of such agreement or facts with the Securities and Exchange Commission on Form 8-K.

Share Exchange Agreement

On April 1, 2009, the Company acquired four entities under common control of our CEO, William H. Gray. Innovation Capital Management, Inc., a Delaware corporation (“ICM”), Innovation Capital Management, LLC, a Texas Limited Liability Company (“ICM LLC”), DiscoverNet, Inc, a Wisconsin corporation (“DiscoverNet”), and DiscoverNet, LLC, collectively referred to as the “Selling Entities”, sold 100% of their interests, collectively 3,110,274 shares, in exchange for an aggregate of 31,102,740 shares of Competitive Companies, Inc.’s common stock, valued at $1,555,137 based on the closing stock price on April 2, 2009, the date of grant. On May 5, 2009, the Company filed a voluntary petition for bankruptcy on behalf of DiscoverNet, Inc. A copy of the agreement was attached as Exhibit 10.1 to the current report on Form 8-K filed on May 20, 2009.

Acquisition and Plan of Merger

On April 2, 2009, we entered into an acquisition agreement and plan of merger whereby we acquired 100% outstanding interest of three private companies (companies mentioned above) under common control by the CEO of Competitive Companies, Inc. Pursuant to the share exchange agreement mentioned above, Competitive Companies, Inc. (CCI) acquired 100% of the combined equity of DiscoverNet, Inc. (DNI), ICM, Inc. (ICMI), ICM, LLC (ICML) and DNL in exchange for stock on a 10 to 1 basis, resulting in the issuance of 31,102,740 shares.  The fair market value of the shares was $1,555,137 based on the closing stock price on April 2, 2009, the date of grant.

The merger provides us with valuable assets, sound management and a solid investor base that is an integral part of our business.

Management believes the communications network, management team and other assets acquired will enable the Company to enhance our business model and enable us to take advantage of opportunities in the fast changing telecommunications industry.

Sale of the Series D Preferred Stock and Restricted Share Issuance – Summary of Terms

On May 7, 2009, the Company entered into an agreement to purchase forty (40) telecommunication towers from Worldwide Communications, Inc. (Holder) in exchange for one million (1,000,000) shares of the Company’s yet to be established Convertible Series D Preferred Stock and ten million (10,000,000) restricted shares of the Company’s common stock. Each Series D Preferred share is convertible into ten (10) shares of restricted common stock under the following schedule (based on the daily trading closing price):

1.	25% at September 30, 2009 or if the stock trades at or above $0.10/share for ten consecutive days;
2.	25% at December 31, 2009 or if the stock trades at or above $0.15/share for ten consecutive days

The conversion is subject to proportional adjustment for stock splits.

We have not entered into a definitive and/or binding agreement for Worldwide Communications, Inc., and no longer intend to pursue this acquisition.

Resignation of Director

On June 15, 2009, Mr. Michael Benbow gave the Company notice of his resignation from his position as a member of the Board of Directors, effective immediately.

Appointment of Director and Officer

The Board of Directors appointed Mr. Henri Hornby to serve as a member of the Board of Directors of the Company, effective August 1, 2009.

Henri Hornbi –Director Mr. Hornby served as CCI’s Chief Executive Officer, Secretary, Treasurer, Principal Financial Officer and Director from March 28, 2006 to November 12, 2007. Mr. Hornby resigned due to health reasons.  Subsequent to the year ended December 31, 2007, CCI re-appointed Mr. Hornby to the Board of Directors. On November 4, 2008, Mr. Hornby resigned from the Board of Directors due to health reasons. Mr. Hornby was the Secretary, Treasurer, CFO, Chairman and Director of CA Networks, Inc. from its inception and prior to the merger with CCI. Subsequent to the merger, Mr. Hornby remained a part of CCI as the Secretary, Treasurer, and Director. From 1995 to 2004, he served as Chairman and president of Adven, Inc., a publicly-traded company on the Over-the-Counter Bulletin Board, which was engaged in the environmental clean-up business. In early 2004, Adven commenced an acquisition of properties in the mining sector and changed its name to Great West Gold, Inc.

Letter of Intent with Motorola, Inc.

On July 29, 2009, we entered into a non-binding Letter of Intent with Motorola, Inc. (“Motorola”) concerning proposed services available from Motorola. The purpose of the LOI is to set forth a framework and time frame in which the parties may negotiate and determine the terms of the Agreement.

The proposed services Motorola will provide for the Company are the following:

6)
Propagation Services- Motorola agrees to provide (when necessary), point to point propagation and network design services related to the Application.  This would be limited to providing standard site configuration equipment lists for Motorola equipment only based on the Company’s stated network design criteria.  Depending on the extent of custom design or propagation service support required, there may be billable services from Motorola to the Company.

7)
Network Management Consulting- Motorola agrees to provide initial and ongoing Network Management Consulting related to establishing multiple Network Operation Center consolidation involving the aggregated operations.  Depending on the extent of support required, there may be billable services from Motorola to the Company.

8)
Motorola will provide a rebate for the actual cost of consulting fees associated with the application process up to a maximum of $25,000 based on proof of services via an invoice from the consulting entity and a qualifying order from the Company service provider consortium to Motorola of at least $250,000.  The qualifying order must be placed no later than December 11, 2009 with delivery no later than December 18, 2009.

9)	Motorola will facilitate introduction to prospective investors that may have an interest in providing the twenty percent (20%) matching grant provision required from the NTIA Grant Program.

10)
Motorola will investigate a way to provide an introduction to current Motorola broadband service providers potentially interested in the Company’s aggregation NTIA application if this is deemed allowable under the Motorola registered service provider program.

The LOI with Motorola reflects the present intentions of the parties and is subject to execution of a definitive agreement.

As of the date hereof, we have not entered into a definitive and/or binding agreement for the LOI with Motorola mentioned above. When any such agreement is reached we will file notice of such agreement or facts with the Securities and Exchange Commission on Form 8-K.

Press Releases

On January 6, 2009, the Company issued a press release announcing it had engaged Worldwide Capital Group, LLC as its financial advisor to the Company.

On February 11, 2009, the Company issued a press release announcing it had executed a sales contract with a wholesale distribution channel to provide T-mobile network operating procedures.

On February 11, 2009, the Company issued another press release announcing its contract with MLM Marketing Company for the purchase of 5,000 T-mobile SIM cards.

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

Results of Operations for the Three and Six Months Ended June 30, 2009 and 2008

The following table summarizes selected items from the statement of operations for the period ended June 30, 2009 compared to June 30, 2008.

INCOME:

	For the Three Months Ended		For the Six Months Ended		Increase / (Decrease) 2009 Compared to 2008
	June 30,		June 30,
	2009	2008	2009	2008	Three Months		Six months

Revenue	$69,240	$180,256	$159,540	$359,576	$(111,016)	(62%)	$(200,036)	(56%)
Cost of sales	148,073	84,223	229,571	205,222	63,850	76%	24,349	12%

Gross profit	$(78,833)	$96,033	$(70,031)	$154,354	$(174,866)	(182%)	$(224,385)	(145%)

Revenues

Revenues for the three and six months ended June 30, 2009 were $69,240 and $159,540 compared to revenues of $180,256 and $359,576 for the three and six months ended June 30, 2008.  This resulted in a decrease in revenues of $111,016 or 62% for the three months ended and a decrease in revenues of $200,036 or 56% for the six months ended.  Regulations governed by the Federal Communications Commission were changed that allowed direct competitors to our telephone and cable services to compete with our customers in the apartment complexes that we service.  As a result, we were unable to remain competitive with larger competitors and some of our customers have switched providers and ultimately, we have begun to experience a critical decrease in revenues.

Due to this change in the regulatory environment of our traditional business operations, we have begun to pursue and investigate alternative revenue sources.  During the second quarter of 2009, we shifted our focus to revenue sources derived from providing wireless internet services to rural markets by acquiring three entities that will enable us to develop these revenue sources.  These acquisitions were consummated on April 1, 2009, and as a result we have acquired three entities which we hope will expand our growth potential and diversify our revenue base. Additionally, we executed an LOI during the first quarter of 2009 which should also provide additional revenue streams in the future.  We hope these services will provide additional revenues while maintaining a continuous focus on our core business; however, there can be no assurance that we will be able to successfully execute definitive agreements or properly integrate the entities that we have signed Letters of Intent with.  As of the six months ended June 30, 2009, we had not received significant revenue from newly identified sources.

Cost of sales

Our cost of sales for the three and six months ended June 30, 2009 was $148,073 and $229,571, an increase of $63,850 or 76% from $84,223 for the three months ended June 30, 2008 and an increase of $24,349 or 12% from $205,222 for the six months ended June 30, 2008.  The increase in our cost of sales is a result of our acquisitions.  We are continuing to eliminate underutilized circuits and have made continued efforts to continually manage and reduce costs, where applicable.

Gross profit percentage of revenue

As of the six months ended June 30, 2009, gross profit margins decreased by 182% from the prior year due to our inability to reduce cost of sales on a pro rata basis with our reduction in revenues.  Our fixed costs supporting the infrastructure of our telephone and cable services cannot be reduced without completely cutting off services.  In addition, the expanded operations from California to Wisconsin as adopted with our acquisitions added significant costs that we expect to generate future revenues as we expand our operations. Overall our gross profit has decreased as a result of not being able to better manage our cost of sales in relation to our decrease in revenues.

EXPENSES:

	For the Three Months Ended		For the Six Months Ended		Increase / (Decrease) 2009 Compared to 2008
	June 30,		June 30,
	2009	2008	2009	2008	Three Months		Six months

Expenses:
General and administrative	$105,801	$73,700	$208,666	$150,233	$32,101	44%	$58,433	39%
Salaries and wages	106,618	52,374	153,827	104,960	54,244	104%	48,867	47%
Consulting fees	379	454	10,827	874	(75)	(17%)	9,953	1139%
Depreciation	12,820	8,553	20,675	17,106	4,267	50%	3,569	21%
Bad debts (recoveries)	48,530	(2,440)	47,390	6,826	50,970	2089%	40,564	594%
Total operating expenses	274,148	132,641	441,385	279,999	141,507	107%	161,386	58%

Net operating (loss)	(352,981)	(36,608)	(511,416)	(125,645)	316,373	864%	385,771	307%

Other income (expenses):
Other income	4,196	-	4,196	-	4,196	-	4,196	-
Interest expense	(4,864)	(2,178)	(8,071)	(3,896)	2,686	123%	4,175	107%
Total other income (expenses)	(668)	(2,178)	(3,875)	(3,896)	(1,510)	(69%)	(21)	(1%)

Net (loss)	$(353,649)	$(38,786)	$(515,291)	$(129,541)	$314,863	812%	$385,750	298%

General and administrative expenses

General and administrative expenses for the three and six months ended June 30, 2009 were $105,801 and $208,666, an increase of $32,101, or 44%, from $73,700 for the three months ended June 30, 2008 and an increase of $58,433, or 39%, from $150,233 for the six months ended June 30, 2008.  The increase in our general and administrative expenses was a result of the additional costs incurred to support our additional offices acquired with our expanded operations.

Salaries and wages

Salaries and wages for the three and six months ended June 30, 2009 were $106,618 and $153,827, an increase of $54,244, or 104%, from $52,374 for the three months ended June 30, 2008 and an increase of $48,867, or 47%, from $104,960 for the six months ended June 30, 2008.  The increase in salary expenses was a result of the additional costs incurred to support our additional offices acquired with our expanded operations, and the expansion of our management team.

Consulting fees

Consulting fees for the three and six months ended June 30, 2009 were $379 and $10,827, a decrease of $75, or 17%, from $454 for the three months ended June 30, 2008 and an increase of $9,953, or 1,139%, from $874 for the six months ended June 30, 2008.  The significant increase in consulting fees was a result of result of professional services in the pursuit of finding financing and merger & acquisition candidates.

Depreciation

Depreciation expenses for the three and six months ended June 30, 2009 were $12,820 and $20,675, an increase of $4,267, or 50%, from $8,553 for the three months ended June 30, 2008 and an increase of $3,569, or 21%, from $17,106 for the six months ended June 30, 2008.  The increases are due to the additional depreciation derived from the assets acquired in our merger. We anticipate our depreciation expenses to remain stable.

Bad debt

Bad debt expenses (recoveries) for the three and six months ended June 30, 2009 were $48,530 and $47,390, an increase of $50,970, or 2,089%, from $(2,440) for the three months ended June 30, 2008 and an increase of $40,564, or 594%, from $6,826 for the six months ended June 30, 2008.  Our increase in bad debts expense is a result of our discontinued support of our residential DSL and Cable services. As a result, our collectability became uncertain and we significantly wrote down our accounts receivable.

Net operating (loss)

The net operating loss for the three and six months ended June 30, 2009 was $352,981 and $511,416, an increase of $316,373, or 864%, from $36,608 for the three months ended June 30, 2008 and an increase of $385,771, or 307%, from $125,645 for the six months ended June 30, 2008.  Our increased loss was due to a significant decrease in revenues and additional costs associated with the expansion acquired in our merger.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2009 compared to December 31, 2008.

	June 30, 2009	December 31, 2008	Increase / (Decrease)
			$	%

Current Assets	$ 48,167	$ 108,851	$(60,684)	(56%)

Current Liabilities	$ 975,929	$ 263,577	$ 712,352	270%

Working (Deficit)	$(927,762)	$(154,726)	$ 773,036	600%

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of June 30, 2009, we had a working capital deficit of $927,762.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  In the past, we have conducted private placements of equity shares and during the first six months of 2009 we received approximately $110,974 in proceeds from a private placement of our shares.

During the six months ending June 30, 2009, we received short term financing in the net amount of $30,000 from unsecured debentures that carry an 8% interest rate.

During the six months ending June 30, 2009, we executed three unsecured promissory notes for a total of $25,000.  The notes carry an 8.75% interest rate and mature in December of 2009.  The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to 80% of the volume weighted average price of the Company’s common stock for the 22 days prior to conversion, or $.001 per share, whichever is greater.

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

We anticipate that we will incur operating losses in the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development.  Such risks for us include, but are not limited to, an evolving and unpredictable business model; recognition of additional revenue sources; and the management of growth. To address these risks, we must, among other things, expand our customer base, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel.  There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Satisfaction of our cash obligations for the next 12 months.

As of June 30, 2009, our cash balance was $19,324. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $3,714,868 and a working capital deficit of $927,762 at June 30, 2009, and have reported negative cash flows from operations over the last five years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

We do not anticipate the purchase or sale of any plant or significant equipment as such items are not required by us at this time.

Significant changes in the number of employees.

As of June 30, 2009, we had four full-time employees.  Currently, there are no organized labor agreements or union agreements between us and our employees.

Assuming we are able to pursue additional revenue through acquisitions and/or strategic alliances with those companies we have executed Letters of Intent with, we anticipate an increase of personnel and may need to hire additional employees.  In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate. We believe the use of third-party service providers may enhance our ability to control general and administrative expenses and operate efficiently.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Accounting Officer, William Gray, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on the evaluation, Mr. Gray concluded that our disclosure controls and procedures are not effective in timely alerting him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

•	The Company does not have an independent board of directors or audit committee or adequate segregation of duties;
•	All of our financial reporting is carried out by our financial consultant;
•	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

We plan to rectify these weaknesses by implementing an independent board of directors and hiring additional accounting personnel once we have additional resources to do so.

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

Item 1A. Risk Factors.

Risks Relating to Our Business and Marketplace

We have incurred losses since inception and expect to incur losses for the foreseeable future. In addition, our poor financial condition raises substantial doubt about our ability to continue as a going concern.

Our net operating losses for the three and six months ended June 30, 2009 were $352,981 and $511,416.  As of June 30, 2009, we only had $19,324 in cash available to finance our operations and a working capital deficit of $927,762.  Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception.  We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of securities and recent loans from an officer to satisfy working capital requirements.  We will continue to be dependent upon the proceeds of future private or public offerings to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy.  There  can  be  no  assurance  that  we  will  be  able  to  raise the necessary  capital to continue operations.

Our ability to continue as a going concern is dependent on our ability to raise funds to finance ongoing operations; however, we may not be able to raise sufficient funds to do so. Our independent auditors have indicated that there is substantial doubt about our ability to continue as a going concern over the next twelve months.  Because of these factors, an investor cannot determine if and when we will become profitable and therefore runs the risk of losing their investment.

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

As a result of our deficiency in working capital at June 30, 2009 and other factors, our independent auditors have indicated that there is substantial doubt about our ability to continue as a going concern over the next twelve months.  The financial statements do not include any adjustments as a result of this uncertainty.  The going concern qualification may adversely impact our ability to raise the capital necessary for the continuation of operations.

Our limited resources may prevent us from retaining key employees or inhibit our ability to hire and train a sufficient number of qualified management, professional, technical and regulatory personnel.

Our success may also depend on our ability to attract and retain other qualified management and personnel familiar with the telecommunications industry.  Currently, we have a limited number of personnel that are required to perform various roles and duties as a result of our limited financial resources.  We intend to use the services of independent consultants and contractors to perform various professional services, when appropriate, to help conserve our capital.  However, if and when we determine to acquire additional personnel, we will compete for such persons with other companies and other organizations, some of which have substantially greater capital resources than we do.  We cannot give you any assurance that we will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable us to conduct our business.

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

As a competitive carrier, we must coordinate with traditional carriers so that we can provide local service to customers on a timely and competitive basis. The Telecommunications Act created incentives for regional Bell operating companies to cooperate with competitive carriers and permit access to their facilities by denying such companies the ability to provide in-region long distance services until they have satisfied statutory conditions designed to open their local markets to competition. The regional Bell operating companies in our markets are not yet permitted by the FCC to offer long distance services. These companies may not be accommodating once they are permitted to offer long distance service. Currently, AT&T is permitted to offer both local and long distance services in some of our mutual service areas, but we have not yet noticed any impact on our markets.

Many competitive carriers, including us, have experienced difficulties in working with traditional carriers with respect to initiating, connecting, and implementing the systems used by these competitive carriers to order and receive network elements and wholesale services and locating equipment in the offices of the traditional carriers.

If we cannot obtain the cooperation of a regional Bell operating company in a region, whether or not we have been authorized to offer long distance services, our ability to offer local services in such regions on a timely and cost-effective basis will be harmed.

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

Because our common stock is deemed a low-priced “Penny Stock,” an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a “penny stock,” as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment of our common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

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

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 10, 2009, we issued 100,000 shares of common stock to an individual investor that had purchased the Company’s common stock on March 28, 2007.

On April 12, 2009, we sold 124,000 shares to an accredited investor in exchange for proceeds of $6,200. The shares remain unissued.

On April 2, 2009, we authorized the issuance of 31,102,740 shares of common stock in exchange for a total of 3,110,274 shares (10:1) of three private companies, representing 100% of their outstanding equity as part of a share exchange agreement. The three acquired entities are consolidated in the financial statements herein. On May 1, 2009, we issued 21,852,983 of the 31,102,740 shares granted. The remaining 9,249,757 are unissued and are expected to be issued in September of 2009.

Subsequent Issuances

On July 15, 2009, we issued a total of 910,000 shares of our common stock for accounting services rendered to the Company. The shares issued were registered in a Registration Statement on Form S-8 filed on August 14, 2008.

On July 15, 2009, we issued a total of 1,463,282 shares of our common stock for legal services rendered to the Company. The shares issued were registered in a Registration Statement on Form S-8 filed on July 20, 2009.

On July 15, 2009, we issued 285,710 shares of common stock pursuant to the share exchange agreement dated April 2, 2009.

We believe the issuance of the restricted shares above will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  The shares are to be issued directly by us and do not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to our files and records that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended June 30, 2009.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Resignation of Director

On June 15, 2009, Mr. Michael Benbow gave the Company notice of his resignation from his position as a member of the Board of Directors, effective immediately.

Appointment of Director and Officer

The Board of Directors appointed Mr. Henri Hornby to serve as a member of the Board of Directors of the Company, effective August 1, 2009.

Henri Hornbi –Director Mr. Hornby served as CCI’s Chief Executive Officer, Secretary, Treasurer, Principal Financial Officer and Director from March 28, 2006 to November 12, 2007. Mr. Hornby resigned due to health reasons.  Subsequent to the year ended December 31, 2007, CCI re-appointed Mr. Hornby to the Board of Directors. On November 4, 2008, Mr. Hornby resigned from the Board of Directors due to health reasons. Mr. Hornby was the Secretary, Treasurer, C.F.O, Chairman and Director of CA Networks, Inc. from its inception and prior to the merger with CCI. Subsequent to the merger, Mr. Hornby remained a part of CCI as the Secretary, Treasurer, and Director. From 1995 to 2004, he served as Chairman and president of Adven, Inc., a publicly-traded company on the Over-the-Counter Bulletin Board, which was engaged in the environmental clean-up business. In early 2004, Adven commenced an acquisition of properties in the mining sector and changed its name to Great West Gold, Inc.

Letter of Intent with Motorola, Inc.

On July 29, 2009, we entered into a non-binding Letter of Intent with Motorola, Inc. (“Motorola”) concerning proposed services available from Motorola. The purpose of the LOI is to set forth a framework and time frame in which the parties may negotiate and determine the terms of the Agreement.

The proposed services Motorola will provide for the Company are the following:

1)
Propagation Services- Motorola agrees to provide (when necessary), point to point propagation and network design services related to the Application.  This would be limited to providing standard site configuration equipment lists for Motorola equipment only based on the Company’s stated network design criteria.  Depending on the extent of custom design or propagation service support required, there may be billable services from Motorola to the Company.

2)
Network Management Consulting- Motorola agrees to provide initial and ongoing Network Management Consulting related to establishing multiple Network Operation Center consolidation involving the aggregated operations.  Depending on the extent of support required, there may be billable services from Motorola to the Company.

3)
Motorola will provide a rebate for the actual cost of consulting fees associated with the application process up to a maximum of $25,000 based on proof of services via an invoice from the consulting entity and a qualifying order from the Company service provider consortium to Motorola of at least $250,000.  The qualifying order must be placed no later than December 11, 2009 with delivery no later than December 18, 2009.

4)	Motorola will facilitate introduction to prospective investors that may have an interest in providing the twenty percent (20%) matching grant provision required from the NTIA Grant Program.

5)
Motorola will investigate a way to provide an introduction to current Motorola broadband service providers potentially interested in the Company’s aggregation NTIA application if this is deemed allowable under the Motorola registered service provider program.

The LOI with Motorola reflects the present intentions of the parties and is subject to execution of a definitive agreement.

As of the date hereof, we have not entered into a definitive and/or binding agreement for the LOI with Motorola mentioned above. When any such agreement is reached we will file notice of such agreement or facts with the Securities and Exchange Commission on Form 8-K.

Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2		2	01/11/02
2.2	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2/A		2.2	08/02/02
2.3	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2/A		2.2	04/24/03
2.4	Plan and agreement of reorganization between Competitive Companies, Inc. and CCI Acquisition Corp		8-K		10.1	05/09/05
3(i)	Articles of Competitive Companies, as amended		SB-2		3(I)	01/11/02
3(ii)	Bylaws of Competitive Companies		SB-2		3(II)	01/11/02
4	Rights and Preferences of Preferred Stock		SB-2		4	01/11/02
10.1	Share Exchange Agreement dated April 1, 2009		10-Q	3/31/09	10.1	5/20/09
31.1	Certification of Mr. Gray pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Mr. Gray pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Press Release Announcing the Company’s access to government funding with the acquisition of carrier-grade microwave towers.		10-K	12/31/08	99.1	4/15/09

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
99.2	Press Release Announcing the Appointment of Dr. Ray Powers to the Board of Directors		10-K	12/31/08	99.2	4/15/09
99.3	Press Release Announcing the engagement of Worldwide Capital Group, LLC		10-K	12/31/08	99.3	4/15/09
99.4	Press Release Announcing the sales contract with a wholesale distributor of T-mobile network operating procedures		10-K	12/31/08	99.4	4/15/09
99.5	Press Release Announcing its contract with MLM Marketing Company for the purchase of 5,000 T-mobile SIMS cards		10-K	12/31/08	99.5	4/15/09
99.6	Press Release Announcing a Letter of Intent to acquire International Telecom, Inc.		10-K	12/31/08	99.6	4/15/09
99.7	Press Release Announcing the resignation of Ms. Tonni Smith-Atkins		10-K	12/31/08	99.7	4/15/09
99.8	Press Release Announcing the vendor financing agreement for the acquisition and marketing of IPTV services		10-K	12/31/08	99.8	4/15/09

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPETITIVE COMPANIES, INC.
(Registrant)

By:/S/ William Gray
      William Gray, Chief Executive Officer
      (On behalf of the registrant and as principal
      accounting officer)

Date: August 24, 2009