Form 10-Q
period 2009-09-30
COMPETITIVE COMPANIES INC
filed 2009-11-23
CIK 1161706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes       No  ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 23, 2009, was 98,745,816 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Competitive Companies, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
Assets	(Unaudited)

Current assets:
Cash	$56,559	$23,340
Accounts receivable, net of allowance of $12,000 and $75,913
at September 30, 2009 and December 31, 2008, respectively	22,153	82,514
Prepaid expenses	6,917	2,997
Total current assets	85,629	108,851

Property and equipment, net	78,837	56,425

Other assets:
Deposits	1,366	1,366

Total assets	$165,832	$166,642

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$643,182	$162,812
Accrued expenses	61,037	32,025
Customer deposits	39,914	44,670
Current maturities of notes payable	209,713	11,700
Current maturities of convertible debt, net of unamortized
discounts of $3,239 and $2,630 at September 30, 2009
and December 31, 2008, respectively	86,761	12,370
Total current liabilities	1,040,607	263,577

Notes payable, less current maturities	-	8,476

Total liabilities	1,040,607	272,053

Stockholders' (deficit):
Preferred stock, $0.001 par value 10,000,000 shares authorized:
Class A convertible, no shares issued and
outstanding with no liquidation value	-	-
Class B convertible, 1,495,436 shares issued and
outstanding with no liquidation value	1,495	1,495
Class C convertible, 1,000,000 shares issued and
outstanding with no liquidation value	1,000	1,000
Common stock, $0.001 par value, 500,000,000 shares authorized,
95,056,919 and 64,187,630 shares issued and outstanding
at September 30, 2009 and December 31, 2008, respectively	95,057	64,188
Additional paid-in capital	2,549,743	2,913,469
Subscriptions payable, 9,915,499 shares and 2,180,280 shares
at September 30, 2009 and December 31, 2008, respectively	494,274	114,014
Accumulated (deficit)	(4,016,344)	(3,199,577)
Total stockholders' (deficit)	(874,775)	(105,411)

Total liabilities and stockholders' (deficit)	$165,832	$166,642

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ending		For the nine months ending
	September 30,		September 30,
	2009	2008	2009	2008

Revenue	$69,504	$158,966	$233,240	$518,542
Cost of sales,
exclusive of depreciation shown below	69,215	93,326	298,786	298,548

Gross profit (loss)	289	65,640	(65,546)	219,994

Expenses:
General and administrative	244,895	87,164	453,561	237,397
Salaries and wages	38,311	46,187	192,138	151,147
Consulting fees	140	90,813	10,967	91,687
Depreciation	11,646	8,553	32,321	25,659
Bad debts (recoveries)	(361)	(2,514)	47,029	4,312
Total operating expenses	294,631	230,203	736,016	510,202

Net operating (loss)	(294,342)	(164,563)	(801,562)	(290,208)

Other income (expenses):
Other income (expense)	(975)	-	(975)	-
Interest expense	(6,159)	(1,798)	(14,230)	(5,694)
Total other income (expenses)	(7,134)	(1,798)	(15,205)	(5,694)

Net (loss)	$(301,476)	$(166,361)	$(816,767)	$(295,902)

Weighted average number of common shares
outstanding - basic and fully diluted	93,491,430	60,399,397	80,586,748	57,960,502

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ending
	September 30,
	2009	2008

Cash flows from operating activities
Net (loss)	$(816,767)	$(295,902)
Adjustments to reconcile net (loss) to
net cash (used in) operating activities:
Depreciation	32,321	25,659
Provision for bad debts (recoveries)	47,029	4,312
Share-based compensation	118,664	156,918
Amortization of beneficial conversion feature	8,310	-
Decrease (increase) in assets:
Accounts receivable	40,775	(119)
Prepaid expenses	(1,120)	-
Increase (decrease) in liabilities:
Accounts payable	250,343	50,674
Accrued expenses	21,583	24,091
Customer deposits	(4,756)	1,910
Net cash (used in) operating activities	(303,618)	(32,457)

Cash flows from investing activities
Purchase of equipment	(9,987)	(1,640)
Cash acquired in merger	25,273	-
Net cash provided by (used in) investing activities	15,286	(1,640)

Cash flows from financing activities
Proceeds from convertible debt	81,277	31,000
Principal payments on notes payable	(14,650)	(32,935)
Proceeds from sale of common stock	254,924	39,500
Net cash provided by financing activities	321,551	37,565

Net increase in cash	33,219	3,468
Cash - beginning	23,340	3,909
Cash - ending	$56,559	$7,377

Supplemental disclosures:
Interest paid	$6,826	$1,292
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Value of shares issued for subscriptions payable	$116,514	$-

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “ASC”). The ASC has become the single source of non-governmental accounting principles generally accepted in the United States (“GAAP”) recognized by the FASB in the preparation of financial statements. The ASC does not supersede the rules or regulations of the Securities and Exchange Commission (“SEC”), therefore, the rules and interpretive releases of the SEC continue to be additional sources of GAAP for the Company. The Company adopted the ASC as of July 1, 2009. The ASC does not change GAAP and did not have an effect on the Company’s financial position, results of operations or cash flows.

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

Competitive Companies, Inc.
Notes to Consolidated Financial Statements

Note 2 – Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $4,016,344 and a working capital deficit of $954,978 at September 30, 2009, and have reported negative cash flows from operations over the last five years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

Note 3 – Business Combination

On April 2, 2009, the Company entered into an acquisition agreement and plan of merger whereby the Company acquired 100% of the outstanding interest of four private companies under common control by the CEO of Competitive Companies, Inc. Pursuant to the share exchange agreement, Competitive Companies, Inc. (CCI) acquired 100% of the combined equity of DiscoverNet, Inc. (DNI), ICM, Inc. (ICMI), ICM, LLC (ICML), and DiscoverNet, LLC (DNL) in exchange for stock on a 10 to 1 basis, resulting in the issuance of 31,102,740 shares.  The fair market value of the shares was $1,555,137 based on the closing stock price on April 2, 2009, the date of grant.

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

The unaudited supplemental pro forma results of operations of the combined entity had the acquisition date been January 1, 2009 or January 1, 2008 are as follows:

Competitive Companies, Inc.
Notes to Consolidated Financial Statements

	Combined Pro Forma:
	For the nine months ending September 30, 2009	For the nine months ending September 30, 2008
	(Unaudited)	(Unaudited)
Expenses:
Revenue	$346,035	$880,154
Cost of sales	395,025	648,431
Gross profit	(48,990)	231,723

Operating expenses	1,011,795	1,124,140

Net operating (loss)	(1,060,785)	(892,417)

Other income (expense)	(20,102)	7,179

Net (loss)	$(1,080,887)	$(885,238)

Weighted average number of common shares
Outstanding – basic and fully diluted	90,192,455	79,813,485

Net (loss) per share – basic and fully diluted	$(0.01)	$(0.01)

Management believes the communications network, management team and other assets acquired will enable the Company to enhance their business model and enable the Company to take advantage of opportunities in the fast changing telecommunications industry.

Note 4 – Related Party

From time to time the Company has received loans from a former Officer, Jerald L. Woods. The total of the unsecured loans carried an 18% interest rate and were due on demand. The balance of the notes in the amount of $4,500 and accrued interest of $5,996 was paid in full during the three months ending June 30, 2009 (See Note 5).

During the three months ending March 31, 2009, Jerry Woods was also repaid $6,754 for unreimbursed expenses that he previously paid on behalf of the Company. An unpaid accounts payable balance of $4,325 remains outstanding as of September 30, 2009.

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
(** Resigned March 17, 2009)

On April 2, 2009 we consummated an acquisition of four companies under common control by our CEO, Bill Gray. The following companies became wholly owned subsidiaries of Competitive Companies, Inc. and are consolidated in these financial statements:

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

Note 5 – Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2009	2008

Telecommunication equipment and computers	$245,741	$274,419
Leasehold improvements	5,343	-
Office furniture & fixtures	87,676	-
Computer equipment	138,195	-
Software	46,116	-
	523,071	274,419
Less accumulated depreciation	(444,234)	(217,994)
	$78,837	$56,425

Depreciation expense totaled $32,321 and $25,659 for the nine months ending September 30, 2009 and 2008, respectively. During the nine months ending September 30, 2009, the Company disposed of $38,665 of fully depreciated assets that were no longer in service. No gain or loss resulted from the disposal.

Note 6 – Notes payable

Notes payable consists of the following at September 30, 2009 and December 31, 2008, respectively:

Competitive Companies, Inc.
Notes to Consolidated Financial Statements

	September 30,	December 31,
	2009	2008

Unsecured promissory note carries an 8% interest rate, maturing on June 15, 2009.	$ 10,000	$ -

Unsecured promissory note carries an 8% interest rate, maturing on June 15, 2009.	10,000	-

Secured line of credit, including accrued interest, carries a variable interest rate at 2.25% above “Money Rates”. The line matured on March 17, 2009, and the Company is currently in the process of renewing the terms of agreement. The note carries an additional 5% default rate, and is secured by a $250,000 life insurance policy on the CEO.	147,683	-

Unsecured promissory note, including accrued interest, carries an 8.5% interest rate, maturing on October 1, 2010.	15,359	-

Unsecured, interest free promissory note carries a 5% late fee penalty in the event the Company is more than 10 days late with monthly payments of $1,000 beginning on September 1, 2008, matured on June 6, 2009. Currently in default.	10,000	-

Related party, unsecured promissory note carries an 18% interest rate, due on demand. Interest expense of $5,133 and $863 accrued during the years ended December 31, 2008 and 2007, respectively and remains unpaid as of December 31, 2008 (See Note 3).	-	4,500

Unsecured note payable in default to a stockholder, with interest at 8%, and monthly principal and interest payments of $683, maturing on February 23, 2011.	16,671	15,676
Total Notes payable	209,713	20,176
Less: current portion	209,713	11,700
Notes payable, less current portion	$ -	$ 8,476

Note 7 – Convertible Debt

Notes payable consists of the following at September 30, 2009 and December 31, 2008, respectively:

Competitive Companies, Inc.
Notes to Consolidated Financial Statements

	September 30,	December 31,
	2009	2008

Unsecured convertible promissory note carries an 8.75% interest rate, maturing on July 16, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.06 per share, whichever is greater.	$ 50,000	$ -

Unsecured convertible promissory note carries an 8.75% interest rate, maturing on December 26, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater.	10,000	-

Unsecured convertible promissory note carries an 8.75% interest rate, maturing on December 15, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater.	10,000	-

Unsecured convertible promissory note carries an 8.75% interest rate, maturing on December 15, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater.	5,000	-

Competitive Companies, Inc.
Notes to Consolidated Financial Statements

Unsecured convertible promissory note carries an 8.75% interest rate, maturing on May 11, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater.	10,000	10,000

Unsecured convertible promissory note carries an 8.75% interest rate, maturing on April 30, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater.	5,000	5,000
Total convertible debt	90,000	15,000
Less: discount on beneficial conversion feature	3,239	2,630
Convertible debt	$ 86,761	$ 12,370

In addition, the Company recognized and measured the embedded beneficial conversion feature present in the convertible debt by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital. The intrinsic value of the feature was calculated on the commitment date using the effective conversion price of the convertible debt. This intrinsic value is limited to the portion of the proceeds allocated to the convertible debt.

The aforementioned accounting treatment resulted in a total debt discount equal to $12,669. The discount is amortized over a six month period, from the date of issuance until the stated redemption date of the debt.

According to the terms of the Convertible Promissory Notes, the number of shares that would be received upon conversion was 1,543,376 shares at September 30, 2009.

During the nine months ending September 30, 2009, the Company recorded financial expenses in the amount of $8,310 attributed to the amortization of the aforementioned debt discount.

As of September 30, 2009, no shares were issued pursuant to debt conversion.

The Company recorded interest expense in the amount of $14,230 and $5,694 for the nine months ending September 30, 2009 and 2008, respectively.

Competitive Companies, Inc.
Notes to Consolidated Financial Statements

Note 8 – Stockholders’ Equity

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

Common stock
On September 18, 2009 the Company sold 510,564 shares of common stock as a subscription payable to an investor in exchange for proceeds of $25,528. The shares were issued on October 29, 2009.

On September 18, 2009 the Company sold 100,000 shares of common stock as a subscription payable to an investor in exchange for proceeds of $5,000. The shares were issued on October 13, 2009.

On August 24, 2009 the Company sold 100,000 shares of common stock to an investor in exchange for proceeds of $5,000.

On August 24, 2009, the Company issued 50,000 shares of common stock to an investor that had purchased the Company’s common stock on January 19, 2009 in exchange for proceeds of $2,500.

On August 24, 2009 the Company issued 643,115 shares of common stock pursuant to the share exchange agreement dated April 2, 2009.

On August 21, 2009 the Company sold 1,048,439 shares of common stock to an investor in exchange for proceeds of $52,422.

Competitive Companies, Inc.
Notes to Consolidated Financial Statements

On August 21, 2009 the Company sold 20,000 shares of common stock as a subscription payable to an investor in exchange for proceeds of $1,000. The shares were issued on October 13, 2009.

On August 21, 2009 the Company sold 20,000 shares of common stock as a subscription payable to an investor in exchange for proceeds of $1,000. The shares were issued on October 13, 2009.

On August 17, 2009 the Company sold 100,000 shares of common stock as a subscription payable to an investor in exchange for proceeds of $5,000. The shares were issued on October 13, 2009.

On August 14, 2009 the Company sold 40,000 shares of common stock as a subscription payable to an investor in exchange for proceeds of $2,000. The shares were issued on October 13, 2009.

On August 14, 2009 the Company sold 60,000 shares of common stock as a subscription payable to an investor in exchange for proceeds of $3,000. The shares were issued on November 16, 2009.

On August 13, 2009 the Company sold 100,000 shares of common stock as a subscription payable to an investor in exchange for proceeds of $5,000. The shares were issued on October 13, 2009.

On August 10, 2009 the Company sold 160,000 shares of common stock as a subscription payable to an investor in exchange for proceeds of $8,000. The shares were issued on November 16, 2009.

On August 4, 2009 the Company sold 100,000 shares of common stock as a subscription payable to an investor in exchange for proceeds of $5,000. The shares were issued on October 13, 2009.

On July 29, 2009 the Company sold 150,000 shares of common stock as a subscription payable to an investor in exchange for proceeds of $6,000. The shares were issued on November 16, 2009.

On July 29, 2009 the Company sold 400,000 shares of common stock to an investor in exchange for proceeds of $20,000.

On July 15, 2009 the Company issued a total of 910,000 free trading (S-8) shares of common stock for accounting services rendered. The fair market value of the shares was $45,500 based on the closing stock price on the grant date.

On July 15, 2009 the Company issued a total of 1,463,282 free trading (S-8) shares of common stock for legal services rendered. The fair market value of the shares was $73,164 based on the closing stock price on the grant date.

Competitive Companies, Inc.
Notes to Consolidated Financial Statements

On July 15, 2009 the Company issued 285,710 shares of common stock pursuant to the share exchange agreement dated April 2, 2009.

On May 1, 2009 the Company issued 21,852,983 of the 31,102,740 shares granted as part of the share exchange agreement on April 2, 2009.

On April 12, 2009 the Company sold 124,000 shares of common stock as a subscription payable to an investor in exchange for proceeds of $6,200. The shares were issued on November 16, 2009.

On April 10, 2009 the Company issued 100,000 shares of common stock to an individual investor that had purchased the Company’s common stock on March 28, 2007, which was previously recorded as a stock subscription payable in the total amount of $10,000.

On April 2, 2009 the Company authorized the issuance of 31,102,740 shares of common stock in exchange for a total of 3,110,274 shares (10:1) of four private companies, representing 100% of their outstanding equity as part of a share exchange agreement. The four acquired entities are consolidated in the financial statements herein. The total fair value of the common stock was $1,555,137.

On March 31, 2009 the Company issued a total of 2,080,280 shares of common stock to seven individual investors that had purchased the Company’s common stock during the year ending December 31, 2008, which was previously recorded as stock subscriptions payable in the total amount of $104,014.

On March 25, 2009 the Company sold 100,000 shares of common stock as a subscription payable to an investor in exchange for proceeds of $5,000. The shares were issued on April 10, 2009.

On March 25, 2009 the Company sold 100,000 shares of common stock as a subscription payable to an investor in exchange for proceeds of $5,000. The shares were issued on April 10, 2009.

On March 18, 2009 the Company sold 23,480 shares of common stock as a subscription payable to an investor in exchange for proceeds of $1,174. The shares were issued on April 10, 2009.

On March 3, 2009 the Company sold 100,000 shares of common stock as a subscription payable to an investor in exchange for proceeds of $5,000. The shares were issued on April 10, 2009.

On March 3, 2009 the Company sold 70,000 shares of common stock as a subscription payable to an investor in exchange for proceeds of $3,500. The shares were issued on April 10, 2009.

Competitive Companies, Inc.
Notes to Consolidated Financial Statements

On February 27, 2009 the Company sold 400,000 shares of common stock as a subscription payable to an investor in exchange for proceeds of $20,000. The shares were issued on April 10, 2009.

On February 5, 2009 the Company sold 400,000 shares of common stock to an investor in exchange for proceeds of $20,000.

On January 19, 2009 the Company sold 160,000 shares of common stock to an investor in exchange for proceeds of $8,000. On August 24, 2009 the Company issued 50,000 shares, and the remaining 110,000 shares were issued on November 16, 2009.

On January 14, 2009 the Company sold 540,000 shares of common stock to an investor in exchange for proceeds of $27,000.

On January 5, 2009 the Company sold 60,000 shares of common stock to an investor in exchange for proceeds of $3,000.

On January 5, 2009 the Company sold 120,000 shares of common stock to an investor in exchange for proceeds of $6,000.

On January 1, 2009 the Company sold 22,000 shares of common stock to an investor in exchange for proceeds of $1,100.

Note 9 – Subsequent Events

Common stock
On October 13, 2009 the Company issued a total of 480,000 shares of common stock to seven individual investors that had purchased the Company’s common stock, previously recorded as stock subscriptions payable in the total amount of $24,000.

On October 13, 2009 the Company sold 186,000 shares of common stock to an investor in exchange for proceeds of $9,300.

On October 27, 2009 the Company issued 250,000 free trading (S-8) shares of common stock for services rendered. The fair market value of the shares was $10,000 based on the closing stock price on the grant date.

October 29, 2009 the Company issued 1,000,000 shares of common stock pursuant to the share exchange agreement dated April 2, 2009.

On October 29, 2009 the Company issued 510,564 shares of common stock to an investor that had purchased the Company’s common stock, previously recorded as a stock subscription payable in the total amount of $25,528.

Competitive Companies, Inc.
Notes to Consolidated Financial Statements

On November 16, 2009 the Company issued a total of 604,000 shares of common stock to four individual investors that had purchased the Company’s common stock, previously recorded as stock subscriptions payable in the total amount of $28,700.

On November 16, 2009 the Company sold 33,333 shares of common stock to an investor in exchange for proceeds of $1,000.

On November 16, 2009 the Company sold 25,000 shares of common stock to an investor in exchange for proceeds of $1,000.

On November 16, 2009 the Company sold 400,000 shares of common stock to an investor in exchange for proceeds of $10,000.

On November 20, 2009 the Company sold 200,000 shares of common stock to an investor in exchange for proceeds of $5,000.

There are no additional subsequent events to report through November 23, 2009, the date the financial statements were issued.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements”.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

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

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.  The factors impacting these risks and uncertainties include, but are not limited to:

•	Our current deficiency in working capital;
•	Increased competitive pressures from existing competitors and new entrants;
•	Our ability to market our services to new subscribers;
•	Inability to locate additional revenue sources and integrate new revenue sources into our organization;
•	Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	Changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
•	Consumer acceptance of price plans and bundled offering of our services;
•	Loss of customers or sales weakness;
•	Technological innovations;
•	Inability to efficiently manage our operations;
•	Inability to achieve future sales levels or other operating results;
•	Inability of management to effectively implement our strategies and business plan;
•	Key management or other unanticipated personnel changes;
•	The unavailability of funds for capital expenditures; and
•	The other risks and uncertainties detailed in this report.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report. References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “CCI”, “the Company”, and similar terms refer to Competitive Companies, Inc. unless otherwise expressly stated or the context otherwise requires.

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

The telecommunications products and services provided by the Company and its subsidiaries include local telephone services, domestic and international long distance services, enhanced voice, data and Internet services, and Cable TV service primarily to residents of apartment complexes, retail businesses and residential users. It is our intention in the future to provide bundled services to our customers as well as expand to customers beyond apartment complexes by providing additional services and options other than our current products.

On April 2, 2009, we entered into an acquisition agreement and plan of merger whereby the Company acquired 100% of the outstanding interest of four private companies under common control by the CEO of Competitive Companies, Inc. Pursuant to the share exchange agreement, Competitive Companies, Inc. (CCI) acquired 100% of the combined equity of DiscoverNet, Inc. (DNI), ICM, Inc. (ICMI), ICM, LLC (ICML), and DiscoverNet, LLC (DNL) in exchange for stock on a 10 to 1 basis, resulting in the issuance of 31,102,740 shares. The fair market value of the shares was $1,555,137 based on the closing stock price on April 2, 2009, the date of grant.

The merger provides us with valuable assets, sound management and a solid investor base that is an integral part of our business.

Management believes the communications network, management team and other assets acquired will enable the Company to enhance our business model and enable us to take advantage of opportunities in the fast changing telecommunications industry.

Recent Developments

Letter of Intent with Voice Vision, Inc.

On November 6, 2009, we entered into a non-binding Letter of Intent with Voice Vision, Inc. (“VVI”) concerning the acquisition of one hundred percent (100%) of the outstanding capital stock or ownership interest of VVI, a communications company organized under the laws of the State of California. The terms of the proposed agreement call for the Company to assume certain liabilities not to exceed $75,000 directly related to the business. The proposed purchase price in exchange for 100% of the total issued and outstanding stock of VVI is 10,000,000 shares of our common stock with an estimated value of $500,000.

    The planned acquisition is consistent with our strategic business plan, designed to build enterprise value through organic growth and select acquisition opportunities associated with cross-functional integration of complementary core competencies.

The LOI with VVI reflects the present intentions of the parties and is subject to execution of a definitive agreement.

As of the date hereof, we have not entered into a definitive and/or binding agreement for the LOI with VVI mentioned above. When any such agreement is reached we will file notice of such agreement or facts with the Securities and Exchange Commission on Form 8-K.

Press Releases

On November 6, 2009, we issued a press release to announce we signed a Letter of Intent with Voice Vision, Inc. A copy of the press release is filed herewith as Exhibit 99.9.

Results of Operations for the Three and Six Months Ended September 30, 2009 and 2008

The following table summarizes selected items from the statement of operations for the period ended September 30, 2009 compared to September 30, 2008.

INCOME:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2009	2008	$	%	2009	2008	$	%

Revenue	$69,504	$158,966	$(89,462)	(56%)	$233,240	$518,542	$(285,302)	(55%)

Cost of Sales	69,215	93,326	(24,111)	(26%)	298,786	298,548	238	--

Gross Profit (Loss)	289	65,640	(65,351)	(100%)	(65,546)	219,994	(285,540)	(130%)

Gross Profit Percentage of Sales	0%	41%	--	(41%)	(28%)	42%	--	(72%)

Revenues

Revenues for the three and nine months ended September 30, 2009 were $69,504 and $233,240 compared to revenues of $158,966 and $518,542 for the three and nine months ended September 30, 2008. This resulted in a decrease in revenues of $89,462 or 56% for the three months ended and a decrease in revenues of $285,302 or 55% for the nine months ended. Regulations governed by the Federal Communications Commission were changed that allowed direct competitors to our telephone and cable services to compete with our customers in the apartment complexes that we service. As a result, we were unable to remain competitive with larger competitors and some of our customers have switched providers and ultimately, we have begun to experience a critical decrease in revenues.

Due to this change in the regulatory environment of our traditional business operations, we began to pursue and investigate alternative revenue sources. During the second quarter of 2009, we shifted our focus to revenue sources derived from providing wireless internet services to rural markets by acquiring four entities that will enable us to develop these revenue sources. The acquisitions were consummated on April 2, 2009. We anticipate these acquisitions will expand our growth potential and diversify our revenue base. Additionally, during the first and third quarters of 2009 we entered into two letters of intent which should also provide additional revenue streams in the future. We anticipate these services will provide additional revenues while maintaining a continuous focus on our core business; however, there can be no assurance that we will be able to successfully execute definitive agreements or properly integrate the entities that we have signed Letters of Intent with. As of the nine months ended September 30, 2009, we had not received significant revenue from newly identified sources.

Cost of sales

Our cost of sales for the three and nine months ended September 30, 2009 was $69,215 and $298,786, a decrease of $24,111 or 26% from $93,326 for the three months ended September 30, 2008 and an increase of $238 from $298,548 for the nine months ended September 30, 2008. The increase in our cost of sales during the nine months is a result of our acquisitions. We are continuing to eliminate underutilized circuits and have made continued efforts to continually manage and reduce costs, where applicable.

Gross profit percentage of revenue

As of the nine months ended September 30, 2009, gross profit margins decreased by 41% from the prior year due to our inability to reduce cost of sales on a pro rata basis with our reduction in revenues. Our fixed costs supporting the infrastructure of our telephone and cable services cannot be reduced without completely cutting off services. In addition, the expanded operations from California to Wisconsin as adopted with our acquisitions added significant costs that we expect to generate future revenues as we expand our operations. Overall our gross profit has decreased as a result of not being able to better manage our cost of sales in relation to our decrease in revenues.

EXPENSES:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2009	2008	$	%	2009	2008	$	%
Expenses:
General and administrative	$244,895	$87,164	$157,731	181%	$453,561	$237,397	$216,164	91%
Salaries and wages	38,311	46,187	(7,876)	(17%)	192,138	151,147	176,991	117%
Consulting fees	140	90,813	(90,673)	(100%)	10,967	97,687	(86,720)	(89%)
Depreciation	11,646	8,553	3,093	36%	32,321	25,659	6,662	26%
Bad debt (recoveries)	(361)	(2,514)	2,153	(86%)	47,029	4,312	42,717	991%
Total Expenses	294,631	230,203	64,428	28%	736,016	510,202	225,814	44%

Net operating (loss)	(294,342)	(164,563)	129,779	79%	(801,562)	(290,208)	511,354	176%

Other income (expenses):
Other expense	(975)	-	975	-	(975)	-	975	-
Interest expense	(6,159)	(1,798)	4,361	243%	(14,230)	(5,694)	8,536	150%
Total other income (expenses)	(7,134)	(1,798)	5,336	297%	(15,205)	(5,694)	9,511	167%

Net (loss)	$(301,476)	$(166,361)	$135,115	81%	$(816,767)	$(295,902)	$520,865	176%

General and administrative expenses

General and administrative expenses for the three and nine months ended September 30, 2009 were $244,895 and $453,561, an increase of $157,731, or 181%, from $87,164 for the three months ended September 30, 2008 and an increase of $216,164, or 91%, from $237,397 for the nine months ended September 30, 2008. The increase in our general and administrative expenses was a result of the additional costs incurred to support our additional offices acquired with our expanded operations.

Salaries and wages

Salaries and wages for the three and nine months ended September 30, 2009 were $38,311 and $192,138, a decrease of $7,876, or 17%, from $46,187 for the three months ended September 30, 2008 and an increase of $176,991, or 117% from $151,147 for the nine months ended September 30, 2008. The increase in salary expenses during the nine months in 2009 was a result of the additional costs incurred to support our additional offices acquired with our expanded operations, and the expansion of our management team.

Consulting fees

Consulting fees for the three and nine months ended September 30, 2009 were $140 and $10,967, a decrease of $90,673, or 100%, from $90,813 for the three months ended September 30, 2008 and a decrease of $86,720, or 89%, from $97,687 for the nine months ended September 30, 2008. The decrease in consulting fees was a result of using less professional services.

Depreciation

Depreciation expenses for the three and nine months ended September 30, 2009 were $11,646 and $32,321, an increase of $3,093, or 36%, from $8,553 for the three months ended September 30, 2008 and an increase of $6,662, or 26%, from $25,659 for the nine months ended September 30, 2008. The increases are due to the additional depreciation derived from the assets acquired in our merger. We anticipate our depreciation expenses to remain stable.

Bad debt

Bad debt expenses (recoveries) for the three and nine months ended September 30, 2009 were $(361) and $47,029, a decrease of $2,153, or 86%, from $(2,514) for the three months ended September 30, 2008 and an increase of $42,717, or 99%, from $4,312 for the nine months ended September 30, 2008. Our increase in bad debt expenses in the nine months in 2009 is a result of our discontinued support of our residential DSL and Cable services. As a result, our collectability became uncertain and we significantly wrote down our accounts receivable.

Net operating (loss)

The net operating loss for the three and nine months ended September 30, 2009 was $294,342 and $801,562, an increase of $129,779, or 79%, from $164,563 for the three months ended September 30, 2008 and an increase of $511,354, or 176%, from $290,208 for the nine months ended September 30, 2008. Our increased loss was due to a significant decrease in revenues and additional costs associated with the expanded operations acquired in our merger.

Other income (expense)

Other income (expense) for the three and nine months ended September 30, 2009 was $(975) and $(975), compared to $0 for the three and nine months ended September 30, 2008. The amount of other income (expense) in the three and nine months ended 2009 was due to a $975 bankruptcy filing charge with regard to our recently acquired subsidiary, DiscoverNet, Inc.

Interest expense

Interest expense for the three and nine months ended September 30, 2009 was $6,159 and $14,230, as compared to $1,798 and $5,694 for the same periods in 2008. Our interest expense in 2009 was higher because of an increase in loans requiring interest payments and interest expense.

Net (loss)

Our net loss for the three and nine months ended September 30, 2009 was $301,476 and $816,767, an increase of $135,115, or 81%, from $166,361 for the three months ended September 30, 2008 and an increase of $520,865, or 176%, from $295,902 for the nine months ended September 30, 2008. We continue to have a net loss and believe the loss will be reduced and profitability will be attained in the future as we bring our products to market.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2009 compared to December 31, 2008.

	September 30, 2009	December 31, 2008	Increase / (Decrease)
			$	%

Current Assets	$85,629	$ 108,851	$(23,222)	(22%)

Current Liabilities	$1,040,607	$ 263,577	$777,030	295%

Working (Deficit)	$(954,978)	$(154,726)	$800,252	517%

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources. As of September 30, 2009, we had a working capital deficit of $954,978. Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses. In the past, we have conducted private placements of equity shares and during the nine months of 2009 we received approximately $254,924 in proceeds from the sale of our shares.

During the nine months ending September 30, 2009, we executed four unsecured promissory notes for a total of $75,000. The notes carry an 8.75% interest rate and mature at various dates through July of 2010. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to 80% of the volume weighted average price of the Company’s common stock for the 22 days prior to conversion, or $.001 per share, whichever is greater.

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

As of September 30, 2009, our cash balance was $56,559. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $4,016,344 and a working capital deficit of $954,978 at September 30, 2009, and have reported negative cash flows from operations over the last five years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of September 30, 2009, we had four full-time employees. Currently, there are no organized labor agreements or union agreements between us and our employees.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “ASC”). The ASC has become the single source of non-governmental accounting principles generally accepted in the United States (“GAAP”) recognized by the FASB in the preparation of financial statements. The ASC does not supersede the rules or regulations of the Securities and Exchange Commission (“SEC”), therefore, the rules and interpretive releases of the SEC continue to be additional sources of GAAP for the Company. The Company adopted the ASC as of July 1, 2009. The ASC does not change GAAP and did not have an effect on the Company’s financial position, results of operations or cash flows.

During March 2008, the FASB issued new accounting guidance concerning disclosures about derivative instruments and hedging activities. This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and was applicable to the Company in the first quarter of fiscal 2009. The adoption of this standard did not have any impact on the Company’s consolidated financial statements.

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

Our net operating losses for the three and nine months ended September 30, 2009 were $294,379 and $805,795. As of September 30, 2009, we had $56,559 in cash available to finance our operations and a working capital deficit of $954,978. Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of securities and recent loans from an officer to satisfy working capital requirements. We will continue to be dependent upon the proceeds of future private or public offerings to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy. There can be no assurance that we will be able to raise the necessary capital to continue operations.

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

As a result of our deficiency in working capital at September 30, 2009 and other factors, our independent auditors have indicated that there is substantial doubt about our ability to continue as a going concern over the next twelve months. The financial statements do not include any adjustments as a result of this uncertainty. The going concern qualification may adversely impact our ability to raise the capital necessary for the continuation of operations.

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

During the third quarter ended September 30, 2009, we sold a total of 2,398,439 shares of our common stock to 13 accredited investors for a total purchase price of $118,422, all of which was paid in cash. Of the 2,398,439 shares were issued in October and November 2009.

On August 24, 2009, we issued 50,000 shares of common stock to an investor that had purchased our common stock on January 19, 2009 in exchange for proceeds of $2,500.

On August 24, 2009, we issued 643,115 shares of common stock pursuant to the share exchange agreement dated April 2, 2009.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended September 30, 2009.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Letter of Intent with Voice Vision, Inc.

On November 6, 2009, we entered into a non-binding Letter of Intent with Voice Vision, Inc. (“VVI”) concerning the acquisition of one hundred percent (100%) of the outstanding capital stock or ownership interest of VVI, a communications company organized under the laws of the State of California. The terms of the proposed agreement call for the Company to assume certain liabilities not to exceed $75,000 directly related to the business. The proposed purchase price in exchange for 100% of the total issued and outstanding stock of VVI is 10,000,000 shares of our common stock with an estimated value of $500,000.

Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2		2	01/11/02
2.2	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2/A		2.2	08/02/02
2.3	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2/A		2.2	04/24/03
2.4	Plan and agreement of reorganization between Competitive Companies, Inc. and CCI Acquisition Corp		8-K		10.1	05/09/05
3(i)	Articles of Competitive Companies, as amended		SB-2		3(I)	01/11/02
3(ii)	Bylaws of Competitive Companies		SB-2		3(II)	01/11/02
4	Rights and Preferences of Preferred Stock		SB-2		4	01/11/02
10.1	Share Exchange Agreement dated April 1, 2009		10-Q	3/31/09	10.1	5/20/09
31.1	Certification of Mr. Gray pursuant to Section 302 of the Sarbanes-Oxley Act	X

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
32.1	Certification of Mr. Gray pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Press Release Announcing the Company’s access to government funding with the acquisition of carrier-grade microwave towers.		10-K	12/31/08	99.1	4/15/09
99.2	Press Release Announcing the Appointment of Dr. Ray Powers to the Board of Directors		10-K	12/31/08	99.2	4/15/09
99.3	Press Release Announcing the engagement of Worldwide Capital Group, LLC		10-K	12/31/08	99.3	4/15/09
99.4	Press Release Announcing the sales contract with a wholesale distributor of T-mobile network operating procedures		10-K	12/31/08	99.4	4/15/09
99.5	Press Release Announcing its contract with MLM Marketing Company for the purchase of 5,000 T-mobile SIMS cards		10-K	12/31/08	99.5	4/15/09
99.6	Press Release Announcing a Letter of Intent to acquire International Telecom, Inc.		10-K	12/31/08	99.6	4/15/09
99.7	Press Release Announcing the resignation of Ms. Tonni Smith-Atkins		10-K	12/31/08	99.7	4/15/09
99.8	Press Release Announcing the vendor financing agreement for the acquisition and marketing of IPTV services		10-K	12/31/08	99.8	4/15/09

99.9	Press Release Announcing Letter of Intent with Voice Vision, Inc. dated November 6, 2009	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPETITIVE COMPANIES, INC.
(Registrant)

By: /S/ William Gray
      William Gray,
      Chief Executive Officer (On behalf of
      the registrant and as principal accounting
      officer)

Date: November 23, 2009