Form 10-K
period 2009-12-31
COMPETITIVE COMPANIES INC
filed 2010-04-15
CIK 1161706

SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMPETITIVE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	333-76630	65-1146821
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

19206 Huebner Rd., Suite 202
San Antonio, TX 78258
 (Address of principal executive offices, including zip code)

(210) 233-8980
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yeso No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on April 15, 2010, based on a closing price of $0.0745 was approximately $5,996,250.

The number of shares of Common Stock, $0.001 par value, outstanding on April 15, 2010, was 106,187,001 shares.

COMPETITIVE COMPANIES, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2009

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements.”  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

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

Throughout this Annual Report references to “CCI,” “the Company,” “we,” “us,” and “our” and similar terms refer to Competitive Companies, Inc. and its wholly owned subsidiaries.

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

PART I

Item 1.  Business.

General Business Development

Competitive Companies, Inc. (“CCI”) was originally incorporated in the state of Nevada in March 1998. CCI currently acts as a holding company for its operating subsidiaries, Competitive Communications, Inc. (“Competitive Communications”), an approved and regulated local and long distance telephone company, CCI Residential Services Inc. (“CCI Residential”), a non-regulated telephone company providing local and long distance telephone service, high-speed Internet and cable television service, DiscoverNet, Inc. (“DiscoverNet”), a Company providing web hosting, dial-up, wireless and DSL internet services to businesses and residents within various markets throughout Wisconsin, the United States and Puerto Rico, DiscoverNet of Wisconsin, LLC, (“DiscoverNet, LLC”), a dormant entity available for future projects, Innovation Capital Management, Inc., (“ICM, Inc.”), an investment company that focuses on raising capital and developing joint ventures and acquisitions, and Innovation Capital Management, LLC (“ICM, LLC”), a Company that maintains management office operations. CCI, and their aforementioned subsidiaries (collectively referred to as the “Company”) provide telephone, cable television, long distance/inter-exchange, wireless, dial up and high-speed internet connections and e-mail services.

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

On January 12, 2010 the Company acquired Voice Vision, Inc. (“VVI”), a voice over internet protocol (“VOIP”) company organized under the laws of the State of California, through a share exchange agreement consisting of the acquisition of one hundred percent (100%) of the outstanding capital stock, or ownership interest of VVI, in exchange for a total of 10,000,000 shares of common stock of Competitive Companies, Inc. valued at $300,000 based on the fair market value of the Company’s common stock.

Current Business Operations

During the year ended December 31, 2009, we provided telecommunications products and services that included local telephone services, domestic and international long distance services, enhanced voice, data and Internet services, and Cable TV service primarily to residents of apartment complexes, retail businesses and residential users, as well as, Dial-up, Wireless and DSL Internet services to businesses and residents within various markets throughout Wisconsin, the United States and Puerto Rico.  We operate in both a regulated and non-regulated environment.  It is our intention in the future to provide bundled services to our customers and expand our revenue sources in the telecommunications industry.  During 2009 we discontinued our services provided exclusively to apartment complexes.

Principal Products and Services

During the year ended December 31, 2009, CCI provided telecommunications services to residents of apartment complexes, retail businesses and residential users, in primary and secondary metropolitan areas of California and Alabama.  CCI provided telephone service to approximately 300 customers at seven apartment complexes, provided television service to approximately 350 customers at four properties, and provided DSL services to approximately 150 customers at five properties.  CCI also provided dial-up services to approximately 800 customers, DSL services to approximately 150 customers, wireless services to approximately 50 customers and web hosting services to approximately 25 customers through the DiscoverNet subsidiary.

During the year ended December 31, 2009, CCI operated as a regulated Competitive Local Exchange Carrier (“CLEC”) and as an Interexchange Carrier (“IXC”), owning and operating Class 4 tandem switches and providing telephone service to residences, businesses, and Shared Tenant Services (“STS”) providers using a Hub Concept.

Under the Telecommunications Act of 1996, CCI’s regulated subsidiary, Competitive Communications, receives significantly discounted prices from the existing or traditional local phone companies and long distance carriers, thereby reducing their costs.  As a regulated telecommunications provider, the company is required to negotiate agreements for resale services from the local exchange carriers, to file telephone rate tariffs with state public utilities commissions, and is subject to the state public utilities commission rules regarding telecommunications carriers.  The company is currently approved as an operating telephone company in California and Alabama, and operates as an approved public utility by each state’s Public Service Commissions.  Competitive Communications has completed wholesale interconnect agreements with SBC, now known as “AT&T,” Verizon, BellSouth, and QWEST.  These agreements allow us to purchase wholesale local and long distance telephone service and nationwide Internet service at discounted prices and resell those services at retail rates to businesses and residential users.

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

Competitive Communications, Inc.

This subsidiary offered the following services in most of their markets during the year ended December 31, 2009:  local and long distance telephone services, toll-free or (800) service, and dedicated Internet and DSL services to business and non-apartment complex residential customers.

To offer these services, Competitive Communications must secure certification from a state regulator and typically must file rates or price lists for the services that it will offer.  The certification process varies from state to state; however, the fundamental requirements are largely the same.  State regulators require new entrants to demonstrate that they have secured adequate financial resources to establish and maintain good customer service.  New entrants must show that they possess the knowledge and ability required to establish and operate a telecommunications network.  CCI currently has all necessary agreements in place in California and Alabama, but does not expect to renew these agreements and has ceased to provide services in these markets.

Services were sold as bundled or unbundled, depending on the customer’s preference. Competitive Communications also sold services to CCI Residential, which then sold those services to apartment residents under shared tenant services provisions.  Nearly all of Competitive Communications’ sales were attributed to CCI Residential, and only a small portion was from direct sales of telephone and Internet services to retail residential and business customers.

CCI Residential Services

CCI Residential provided the following products and services: local and long distance services, high-speed Internet, cable television, and toll-free or (800) service in California and Alabama.

To offer these services to apartment complex customers, CCI Residential had to sign a contract with the apartment owner.  These multi-year contracts typically ranged from five (5) to twenty (20) years.  They provided for the apartment owner to share in a percentage of the revenue received from servicing the complex.  The percentage received varied from 0% to 11%, based on the total revenue received, the types of services provided, the term of the contract and other negotiated factors.  If the complex was under construction, CCI Residential had to plan for, have approved, and install underground cabling.  If the complex was already built, it had to survey the cabling needs and negotiate the use of the cable with the owner.  It also had to secure state approval to conduct business in the state and establish service from Competitive Communications, if available, or if Competitive Communications is not yet certified, from the traditional local telephone companies.  CCI Residential marketed to the MDU (multiple-dwelling units) market as it was able to provide bundled services in a cost effective manner.

Services sold by CCI Residential could be bundled or unbundled depending on the customer’s preference.  Competitive Communications sold unbundled telephone, cable television, and Internet services to CCI Residential at, Competitive Communications’ cost.  CCI Residential then sold these services to apartment complex customers at competitive market prices.  By having all outside service agreements under Competitive Communications, it was possible to negotiate better terms and discounts based on the combined volume of the customer bases of Competitive Communications and CCI Residential.

When tenants moved into an apartment complex serviced by CCI Residential, the leasing agent informed them that the complex had a private telephone service provider and a private cable television provider (in those locations where CCI provided the cable television service).  Tenants had to contact CCI Residential in order to activate their telephone and cable television service.  Those tenants who preferred to receive service from the local telephone company could do so; however, their telephone line had to be cross-connected from CCI Residential to the local telephone company.  This took the telephone company from a few days to two weeks to accomplish and the installation charges were assessed to the tenant.  In most cases, telephone service to the tenants that selected CCI Residential for their service was activated while they were still on the line placing their orders.  On average, more than 30% of tenants decided to use CCI Residential telephone service when offered at the complex.  Those who did not use the CCI Residential could select a local carrier, use their cell phones only, or choose not to have any telephone service.  Over 70% of tenants used CCI Residential to provide cable television service at those complexes where CCI Residential offered the service.  Those who did not use CCI Residential either used satellite television dishes for service or did not have television service at all.  Approximately 20% of tenants used DSL Internet service provided by CCI Residential.

Of the total revenue generated by CCI Residential, approximately 40% was from telephone-related service, approximately 40% was from cable television service, and approximately 20% was from internet service to tenants of apartment complexes serviced by the Company.

As CCI Residential purchased its services from Competitive Communications, CCI Residential did not need or have the same connection services agreements required of Competitive Communications.

DiscoverNet, Inc.

DiscoverNet provides web hosting, dial-up, wireless and DSL internet services to businesses and residents within various markets throughout Wisconsin, the United States and Puerto Rico.  The Company operates primarily in rural markets.

Long Distance Services

The company offers a full range of domestic and international long distance services. These services include “1+” outbound calling and inbound toll free service.

Competitive Communications, Inc. has negotiated an agreement with QWEST Communications for volume discounts for long distance resale.  Prior to signing with QWEST, the Company had long distance service providers that were more expensive than QWEST and provided inferior service.  Periodically, the Company reviews proposals from other long distance providers to ensure that it is receiving the best possible rates.  Should better rates with comparable service be found, a request revision of the QWEST agreement would be initiated or the more cost effective provider would be selected and transition made to the new provider.

The agreement with QWEST allows CCI to offer long distance telephone service in all fifty (50) states.

Internet Services

CCI had been installing and offering high-speed internet service to selected apartment complex customers since May of 2002.  It offered high-speed internet access services via digital subscriber line (DSL).  After accepting bids from other carriers, based on price and service quality, QWEST was selected as the carrier to provide internet service telephone lines at selected apartment complexes.

As a result of the acquisition with DiscoverNet, Inc., we have been able to integrate and expand our current internet services by providing “wireless” broadband internet services as well web design services and network design services.  This expansion has allowed us to reach a much broader market than we previously serviced.

Voice-over-Internet Protocol

VoIP uses the traditional technology of sending data packets over the internet to now transmit voices, through the compression of sound into data packets which are transmitted over data networks.  Instead of establishing a specific connection between two devices and sending a message in “one piece,” VoIP separates the message into smaller fragments called packets.  These packets are transmitted separately over a decentralized network and upon reaching its final destination, are reassembled into the original message.

Discount Cellular Services

We have been able to expand our services to include cellular services as a result of the acquisition with DiscoverNet, Inc.  In addition, we anticipate being able to offer AT&T, Verizon and T-mobile cellular services.

Principal Suppliers

During the year ended December 31, 2009, CCI had various suppliers for its telephone, cable television, long distance/inter-exchange, and dial up and high-speed internet connections and e-mail services.  More specifically, it had contracts with QWEST to supply its long distance and DSL services, AT&T for local telephone services, and Direct TV for cable services.

Competition and Market Overview

The telecommunications industry is highly competitive, rapidly evolving, and subject to technology changes.  Additionally, there are numerous telecommunications service companies that conduct extensive advertising campaigns to capture market share. CCI believes that the principal competitive factors affecting its business will be pricing levels and clear pricing policies, customer service, and the variety of services offered.  Its ability to compete effectively will depend upon its continued ability to maintain high-quality, market-driven services at prices generally equal to or below those charged by competitors. To maintain a competitive posture, CCI believes that it must be in a position to reduce its prices in order to meet reductions in rates, if any, by others.  Any such reductions could reduce revenues.  Many of CCI’s current and potential competitors have financial, personnel, and other resources, including brand name recognition as well as other competitive advantages.

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

Customers

During the year ended December 31, 2009, two apartment complexes that we service accounted for approximately 22% of our annual sales.  The complex of Colonial Village in Trussville, Alabama accounted for 15%, or $38,000 in revenue and the complex of Durham Greens in Fremont, California accounted for 7%, or $18,000 in revenue.

Intellectual Property

CCI’s Hartline system enters, schedules, provisions, and tracks a customer’s order from the point of sale to the installation and testing of service.  It also interfaces with trouble management, inventory, billing, collection and customer service systems.

Personnel

As of December 31, 2009, we had ten full-time employees.  Currently, there are no organized labor agreements or union agreements between us and our employees.

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

Governmental Approval and Regulation

CCI generally is subject to all of the governmental regulations that regulate businesses generally such as compliance with regulatory requirements of federal, state, and local agencies and authorities, including regulations concerning workplace safety, labor relations, and disadvantaged businesses.   In addition, the Company’s operations are affected by federal and state laws relating to marketing practices in the telecommunications industry.

More specifically, CCI’s telecommunication services business offered during the year ended December 31, 2009, were subject to state and local regulation. Traditionally, telephone services have been subject to extensive state regulation, while internet services have been subject to much less regulation. VoIP has elements that resemble traditional telephone companies as well as those that resemble the internet. Therefore, VoIP did not fit into either existing framework of regulation and until recently operated in an environment that was largely free of regulation.

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

Our net operating losses for the years ended December 31, 2009 and 2008 was $1,005,927 and $420,556, respectively. As of December 31, 2009, we only had $10,133 in cash available to finance our operations and a working capital deficit of $709,413.  Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception.  We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of securities and recent loans to from an officer to satisfy working capital requirements.  We will continue to be dependent upon the proceeds of future offerings or public offerings to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy.  There can be no assurance that we will be able to raise the necessary capital to continue operations.

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

We will require additional funds to expand our operations and believe the current cash on hand and the other sources of liquidity will not be sufficient enough to fund our operations through fiscal 2010.  We anticipate that we will require approximately $400,000 to $500,000 to fund our continued operations for fiscal 2010 as well as be able to close on the intended acquisitions, depending on revenue from operations.

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

As a result of our deficiency in working capital at December 31, 2009, and other factors, our auditors have included an explanatory paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments as a result of this uncertainty.  The going concern qualification may adversely impact our ability to raise the capital necessary for the continuation of operations.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of CCI; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of CCI are being made only in accordance with authorizations of management and directors of CCI, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of CCI’s assets that could have a material effect on the financial statements.

We have a limited number of personnel that are required to perform various roles and duties. Furthermore, we have one individual, our Chief Executive Officer, who is responsible for monitoring and ensuring compliance with our internal control procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate headquarters are in San Antonio, Texas, where we lease approximately 1,750 square feet of office space for approximately $2,800 per month.  The lease expired on November 30, 2009, and has been extended on a month to month basis.

One of our subsidiary’s operations is located in Eau Claire, WI, where we lease approximately 1,650 square feet of office and warehouse space for approximately $3,174 per month.  The lease expired on October 31, 2009, and has been extended on a month to month basis.

One of our subsidiary’s operations is located in Riverside, CA, where we lease approximately 2,134 square feet of office and warehouse space for approximately $2,460 per month.  The lease is for five years and expires in December 2011.  Pursuant to the lease we have minimal annual rental increase for the duration of the five years, culminating at $2,945 for the last year of the lease.  The Company is in default on the lease payments, has vacated the property and is in negotiations to settle the outstanding balance of unpaid lease payments and remaining lease obligations.

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

Item 3.  Legal Proceedings.

 On May 5, 2009, DiscoverNet, Inc., a wholly owned subsidiary of the Company, (the “Debtor”) filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Western District of Wisconsin (the “Bankruptcy Court”). Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. These claims are reflected in the December 31, 2009, balance sheet as “liabilities subject to compromise.” Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of Executor contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor’s assets (“secured claims”) also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor’s property, plant, and equipment.

The Debtor has received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including employee wages and product warranties. The Debtor has determined that there is insufficient collateral to cover the interest portion of scheduled payments on its prepetition debt obligations. Contractual interest on those obligations amounts to $6,549, which is $1,096 in excess of reported interest expense; therefore, the debtor has discontinued accruing interest on these obligations. Refer to Note 7 of the notes to the financial statements for a discussion of the credit arrangements entered into subsequent to the Chapter 11 filings. A plan of reorganization has not yet been developed and accepted by the Bankruptcy Court.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

	December 31, 2009		December 31, 2008
	High	Low	High	Low
1st Quarter	$0.110	$0.030	$0.050	$0.020
2nd Quarter	$0.061	$0.035	$0.050	$0.015
3rd Quarter	$0.160	$0.035	$0.055	$0.015
4th Quarter	$0.090	$0.030	$0.200	$0.007

Holders of Common Stock

As of April 15, 2009, we had approximately 550 stockholders of the 106,187,001 shares outstanding.

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

Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of.

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

Securities Authorized for Issuance under Equity Compensation Plans

Consultant and Employee Stock Compensation Plan

We currently maintain a stock incentive plan in which common stock may be granted to employees, directors and consultants.  During the year ended December 31, 2005, we cancelled 3,435,000 options which were previously outstanding as of December 31, 2004 and adopted our 2005 Stock Option Plan, whereby we then reissued 3,435,000 options plus an additional 3,237,000 options.  All of the options, totaling 6,672,000, vest immediately with an exercise price of $0.10 per share and are exercisable through December 15, 2015.  The stock option plan was adopted by our board of directors and has not been approved by our stockholders. The following table sets forth information as of December 31, 2009, regarding outstanding options granted under the plan and options reserved for future grant under the plan.

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

Under CCI’s Employee Stock Incentive Plan, adopted on December 2, 2005, an aggregate of 10,000,000 shares of common stock are reserved for issuance. This plan is intended to encourage directors, officers, employees and consultants to acquire ownership of CCI’s common stock. The opportunity is intended to foster in participants a strong incentive to put forth maximum effort for the Company’s continued success and growth, to aid in retaining individuals who put forth such effort, and to assist in attracting the best available individuals to CCI in the future. As of December 31, 2009, 3,328,000 shares remain available for issuance under this stock option plan.

Recent Sales of Unregistered Securities

During the fourth quarter of 2009, the Company sold a total of 1,317,904 shares of its common stock for proceeds of approximately $51,175 to a total of eight (8) accredited investors.  Of these sales, 873,571 shares were issued during the first quarter of 2010.

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

Subsequent Issuances

During the first quarter of 2010, the Company sold 3,867,617 shares of its common stock for proceeds of approximately $98,950 to a total number of seventeen (17) accredited investors.

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

On April 2, 2010, the Company cancelled 100,000 shares of its common stock formerly held by a related party.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2009.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

CCI is a Nevada corporation that acts as a holding company for its operating subsidiaries, Competitive Communications, Inc. (“Competitive Communications”), which is an approved and regulated local and long distance telephone company, and CCI Residential Services Inc. (“CCI Residential”), which is a non-regulated telephone company providing local and long distance telephone service, high-speed Internet and cable television service to large apartment complexes, DiscoverNet, Inc. (“DiscoverNet”), a Company providing web hosting, dial-up, wireless and DSL internet services to businesses and residents within various markets throughout Wisconsin, the United States and Puerto Rico, DiscoverNet of Wisconsin, LLC, (“DiscoverNet, LLC”), a dormant entity available for future projects, Innovation Capital Management, Inc., (“ICM, Inc.”), an investment company that focuses on raising capital and developing joint ventures and acquisitions, and Innovation Capital Management, LLC (“ICM, LLC”), a Company that maintains management office operations.

The telecommunications products and services provided by the company and its subsidiaries include local telephone services, domestic and international long distance services, and enhanced voice, data and internet services, and cable TV service, as well as, web hosting, dial-up, wireless and DSL internet services primarily to residents of apartment complexes, retail businesses and residential users.  It is our intention in the future to provide bundled services to our customers as well as expand to customers beyond apartment complexes by providing additional services and options in addition to our current products.

Overview of Current Operations

Due to increased competition and our customers’ expanded use of cellular telephones as their primary home telephone, we discontinued servicing apartment complexes in California and Alabama during 2009.  As a result, we closed our office in California and moved our headquarters to San Antonio, Texas.  The transition has enabled us to shift our focus to more contemporary revenue sources, such as, web hosting, dial-up, wireless and DSL internet services.

On January 12, 2010 we acquired Voice Vision, Inc. (“VVI”) in an effort to expand our voice over internet protocol (“VoIP”) services.  The acquisition is expected to enable us to expand our services to our existing customers and compete in a rapidly changing technological market place.  VVI has developed a video VoIP product that we expect to be able to bring to market in the near term.

For the years ended December 31, 2009 and 2008, we incurred net losses of $1,071,545 and $428,606, respectively.  Our accumulated deficit at the end of December 31, 2009 was $4,271,122.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Result of Operations for the Years Ended December 31, 2009 and 2008

The following income and operating expenses tables summarize selected items from the statement of operations for the year ended December 31, 2009 compared to the year ended December 31, 2008.

INCOME:

	The Year Ended December 31,			Increase/ (Decrease)
	2009		2008	%
Revenues	$254,549		$665,144	(62%)

Cost of Sales	391,921		389,590	1%

Gross Profit	$(137,372)		$275,554	(150%)

Gross Profit Percentage of Revenue	(54%	)	41%	(95%)

Revenues

Revenues for the year ended December 31, 2009 was $254,549 compared to revenues of $665,144 for the year ended December 31, 2008. This resulted in a decrease in revenues of $410,595, or 62%.

During 2007, regulations governed by the Federal Communications Commission were changed that allowed direct competitors to our telephone and cable services to compete with our customers in the apartment complexes that we serviced.  As a result, we were unable to remain competitive with larger competitors and our customer base steadily diminished as customers’ switched providers, ultimately, resulting in the closure of our office in California.  Our acquisitions in April of 2009 enabled us to extend our operations to other regions, including Texas and Wisconsin.

Due to this change in the regulatory environment of our traditional business operations, we have begun to pursue and investigate alternative revenue sources.

Cost of sales

Cost of sales for the year ended December 31, 2009 was $391,921, an increase of $2,331, or 1%, from $389,590 for the year ended December 31, 2008.  We were unable to reduce cost of sales as our revenues declined during the year ended December 31, 2009 due to the nature of our fixed circuit costs.  We expect cost of sales to decline significantly in 2010 with the closure of our California office.

Gross profit

Gross profit as a percentage of revenue decreased from 41% for the year ended December 31, 2008 to (54%) for the year ended December 31, 2009.  Our gross profit has decreased as a result of not being able to better manage our cost of sales in relation to our overall decrease in revenues.

OPERATING EXPENSES:

	The Year Ended December 31,		Increase/ (Decrease)
	2009	2008	%
General and administrative expenses	533,031	$326,065	64%

Salaries and wages	227,376	200,048	14%

Consulting fees	12,590	122,208	(90%)

Depreciation	36,916	33,296	11%

Bad Debt	58,642	14,493	305%

Net operating loss	$(1,005,927)	$(420,556)	(139%)

General and Administrative expenses

General and administrative expenses were $533,031 for the year ended December 31, 2009, as compared to $326,065 for the year ended December 31, 2008.  This resulted in an increase of $206,966 or 64%.  The increase was due primarily to the additional general and administrative expenses incurred by the subsidiaries that were acquired on April 2, 2009.

Salaries and Wages

Salary and wage expenses were $227,376 for the year ended December 31, 2009, versus $200,048 of salary and wage expenses for the year ended December 31, 2008, which resulted in an increase of $27,328, or 14%.  Our salaries and wages increased due to the additional employees that were acquired in April of 2009, which were necessary to operate the expanded regional operations in Wisconsin and Texas.  We expect that we may need to increase our personnel in the future and ultimately experience higher salaries and wages as we expand our operations and finalize potential acquisitions and alternative revenue sources.

Consulting Fees

Consulting fees were $12,590 for the year ended December 31, 2009, compared to $122,208 consulting fees for the year ended December 31, 2008, which resulted in a decrease of $109,618, or 90%.  The significant decrease in consulting fees was a result of stock-based compensation being paid for professional services in the pursuit of finding financing and merger & acquisition candidates as well as a significant increase in professional fees during 2008, which we did not similarly experience in 2009.

Depreciation

Depreciation expenses were $36,916 for the year ended December 31, 2009, versus $33,296 for the year ended December 31, 2008, resulting in an increase of $3,620 or 11%.  During the 2009 year we acquired depreciable fixed assets with the acquisitions on April 2, 2009.  We anticipate our depreciation expenses to remain stable as we steadily replace aging fixed assets.

Bad Debt

Bad debt expenses for the year ended December 31, 2009 were $58,642 as compared to $14,493 for the same period of 2008, which resulted in an increase of $44,149.  Our bad debt expenses increased significantly due to write offs of uncollectible accounts receivable, as well as, significant increases in management’s estimate of allowances for doubtful accounts.

Net Operating (Loss)

The net operating loss for the year ended December 31, 2009 was $1,005,927, versus a net operating loss of $420,556 for the year ended December 31, 2008.  This resulted in a decrease of 139% when compared to the same period of 2008.  Although we had a significant decrease in our consulting fees during the 2009 year, we were unable to decrease our overall operating loss with all our other expenses.  Our $410,595 reduction in revenues was not supported with equivalent reductions in operating costs.  We expect significant improvements in our cost reduction efforts in 2010.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2009 compared to December 31, 2008.

	December 31,	December 31,	Increase / (Decrease)
	2009	2008	$	%

Current Assets	$26,594	$108,851	$82,257	(76%)

Current Liabilities	$736,007	$263,577	$472,430	179%

Working (Deficit)	$(709,413)	$(154,726)	$554,687	(358%)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of December 31, 2009, we had a working capital deficit of $709,413.  Current liabilities increased significantly due to the acquisition of $448,254 of current liabilities held by our newly acquired subsidiaries.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.

From time to time we have received loans from our Chief Executive Officer, William H. Gray.  These unsecured, interest free loans are due on demand.  The balance due was $1,474 as of December 31, 2009.

On December 2, 2009 we received $30,000 in exchange for an unsecured promissory note that carries an 8% interest rate, maturing on March 2, 2010

On July 17, 2009 we received $50,000 in exchange for an unsecured convertible promissory note that carries an 8.75% interest rate, matured on July 16, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.06 per share, whichever is greater.

On June 26, 2009 we received $10,000 in exchange for an unsecured convertible promissory note that carries an 8.75% interest rate, matured on December 15, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater.

On June 15, 2009 we received $10,000 in exchange for an unsecured convertible promissory note that carries an 8.75% interest rate, matured on December 26, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater.

On June 15, 2009 we received $5,000 in exchange for an unsecured convertible promissory note that carries an 8.75% interest rate, matured on December 15, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater.

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

Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $4,271,122 and a working capital deficit of $709,413 at December 31, 2009, and have reported negative cash flows from operations over the last four years.  In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

In May 2009, the FASB issued ASC 855-10 entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. ASC 855-10 provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of ASC 855-10 upon inception did not have a significant effect on the Company’s financial statements as of that date or for the period then ended. In connection with preparing the accompanying consolidated financial statements for the year ended December 31, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the Securities and Exchange Commission).

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

COMPETITIVE COMPANIES, INC

INDEX TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Competitive Companies, Inc.

We have audited the accompanying balance sheets of Competitive Companies, Inc. as of December 31, 2009 and 2008 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Competitive Companies, Inc. as of December 31, 2009 and 2008, and the results of its operations, changes in stockholders’ equity (deficit) and cash flows for the periods then in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has insufficient working capital, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ M&K CPAS, PLLC
 www.mkacpas.com
 Houston, Texas
 April 15, 2010

Competitive Companies, Inc.
(Debtor-in-Possession)
Consolidated Balance Sheets

	December 31,	December 31,
	2009	2008
Assets

Current assets:
Cash	$10,133	$23,340
Account receivable, net of allowance of $18,000 and $77,472	13,611	82,514
Prepaid expenses	2,850	2,997
Total current assets	26,594	108,851

Property and equipment, net	29,745	56,425

Other assets:
Deposits	1,366	1,366

Total assets	$57,705	$166,642

Liabilities and Stockholders' Equity

Liabilities Not Subject to Compromise
Current liabilities:
Accounts payable	$441,078	$162,812
Accrued expenses	57,984	32,025
Customer deposits	39,913	44,670
Deferred revenues	38,552	-
Current maturities of notes payable	68,480	11,700
Current maturities of long term debt, net of discounts of $-0-
and $2,630 at December 31, 2009 and 2008, respectively	90,000	12,370
Total current liabilities	736,007	263,577

Liabilities Subject to Compromise (a)	390,075	-
Notes payable, less current maturities	-	8,476

Total liabilities	1,126,082	272,053

Stockholders' equity:
Preferred stock, $0.001 par value 10,000,000 shares authorized:
Class A convertible, no shares issued and
outstanding with no liquidation value	-	-
Class B convertible, 1,495,436 shares issued and
outstanding with no liquidation value	1,495	1,495
Class C convertible, 1,000,000 shares issued and
outstanding with no liquidation value	1,000	1,000
Common stock, $0.001 par value, 500,000,000 shares
authorized, 98,745,813 and 64,187,630 shares issued
and outstanding at December 31, 2009 and 2008, respectively	98,746	64,188
Additional paid-in capital	2,710,583	2,913,469
Subscription payable, 8,194,506 and 2,180,280 shares
at December 31, 2009 and 2008, respectively	390,921	114,014
Accumulated (deficit)	(4,271,122)	(3,199,577)
Total stockholders' (deficit)	(1,068,377)	(105,411)

Total liabilities and stockholders' (deficit)	$57,705	$166,642

(a) Liabilities subject to compromise consist of the following:
Secured debt, 2.25% above "Money Rates",
secured by a $250,000 life insurance policy	$142,009
Subordinated debentures, 8.5%	15,686
Subordinated debentures, 5%	10,000
Trade payables and other miscellaneous claims	222,380
	$390,075

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc.
(Debtor-in-Possession)
Consolidated Statements of Operations

	For the years ended
	December 31,
	2009	2008

Revenue	$254,549	$665,144
Cost of sales	391,921	389,590

Gross profit (loss)	(137,372)	275,554

Expenses:
General and administrative	533,031	326,065
Salaries and wages	227,376	200,048
Consulting fees	12,590	122,208
Depreciation	36,916	33,296
Bad debts	58,642	14,493
Total operating expenses	868,555	696,110

Net operating loss	(1,005,927)	(420,556)

Other income (expenses):
Other income	23,985	-
Other expense	(1,950)	-
Loss on disposal of fixed assets	(44,497)	-
Interest expense	(31,156)	(8,050)
Total other income (expenses)	(53,618)	(8,050)

Net loss before reorganization items	(1,059,545)	(428,606)
Professional fees	(12,000)	-

Net loss	$(1,071,545)	$(428,606)

Weighted average number of common shares
outstanding - basic and fully diluted	85,233,678	59,409,944

Net loss per share - basic and fully diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc.
(Debtor-in-Possession)
Consolidated Statement of Stockholders' Equity

			Class A		Class B		Class C					Total
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Additional	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in	Payable	(Deficit)	Equity

Balance, December 31, 2007	56,707,050	$56,707	-	$-	1,495,436	$1,495	1,000,000	$1,000	$2,661,782	$14,000	$(2,770,971)	$(35,987)

Shares issued for cash	1,250,000	1,250	-	-	-	-	-	-	67,250	100,014	-	168,514

Shares issued for services	6,230,580	6,231	-	-	-	-	-	-	180,687	-	-	186,918

Beneficial conversion of convertible debt	-	-	-	-	-	-	-	-	3,750	-	-	3,750

Net loss for the year ended
December 31, 2008	-	-	-	-	-	-	-	-	-	-	(428,606)	(428,606)

Balance, December 31, 2008	64,187,630	$64,188	-	$-	1,495,436	$1,495	1,000,000	$1,000	$2,913,469	$114,014	$(3,199,577)	$(105,411)

Shares issued for cash	8,153,093	8,153	-	-	-	-	-	-	387,085	(89,139)	-	306,099

Shares issued for services	2,623,282	2,623	-	-	-	-	-	-	126,041	-	-	128,664

Shares issued for acquisitions	23,781,808	23,782	-	-	-	-	-	-	1,165,309	366,046	-	1,555,137

Beneficial conversion of convertible debt	-	-	-	-	-	-	-	-	8,919	-	-	8,919

Consideration paid in excess of
fair value of acquisitions	-	-	-	-	-	-	-	-	(1,890,240)	-	-	(1,890,240)

Net loss for the year ended
December 31, 2009	-	-	-	-	-	-	-	-	-	-	(1,071,545)	(1,071,545)

Balance, December 31, 2009	98,745,813	$98,746	-	$-	1,495,436	$1,495	1,000,000	$1,000	$2,710,583	$390,921	$(4,271,122)	$(1,068,377)

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc.
(Debtor-in-Possession)
Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2009	2008

Cash flows from operating activities
Net (loss) before reorganization items	$(1,059,545)	$(428,606)
Adjustments to reconcile net (loss) to
net cash (used in) operating activities:
Provision for bad debts (recoveries)	58,642	14,493
Depreciation	36,916	33,296
Loss on disposal of fixed assets	44,497	-
Share-based compensation	128,664	186,918
Amortization of beneficial conversion feature	11,549	1,120
Decrease (increase) in assets:
Accounts receivable	36,700	(7,583)
Prepaid expenses	2,952	(436)
Increase (decrease) in liabilities:
Accounts payable	271,618	45,449
Accrued expenses	18,866	19,243
Customer deposits	(4,757)	810
Deferred revenues	38,552	-
Net cash (used in) operating activities
before reorganization items	(415,346)	(135,296)
Professional fees paid for services rendered in
connection with the Chapter 11 proceeding	(12,000)	-
Net cash (used in) operating activities	(427,346)	(135,296)

Cash flows from investing activities
Purchase of equipment	(9,987)	(1,640)
Cash acquired in merger	25,273	-
Net cash provided by investing activities	15,286	(1,640)

Cash flows from financing activities
Proceeds from long term debt	112,751	15,000
Principal payments on long term debt	(9,197)	(27,147)
Proceeds from sale of common stock	306,099	168,514
Principal payments on prepetition debt	(10,800)	-
Net cash provided by financing activities	398,853	156,367

Net (decrease) in cash	(13,207)	19,431
Cash - beginning	23,340	3,909
Cash - ending	$10,133	$23,340

Supplemental disclosures:
Interest paid	$12,279	$2,733
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued for services	$128,664	$186,918

The accompanying notes are an integral part of these financial statements.

Note 1 – Summary of Significant Accounting Policies

Competitive Companies, Inc. ("CCI") was originally incorporated under the laws of the state of Nevada in March 1998, and shortly thereafter acquired all of the assets and assumed all of the liabilities of Competitive Communications, Inc. ("COMM"), which was incorporated under the laws of the state of California in February 1996. In January 2000, CCI Residential Services, Inc. ("CCIR") was formed. This entity, which is also a wholly owned subsidiary of CCI was formed to expand on residential services provided by COMM, while COMM focused on developing revenue streams from other services.

COMM and CCIR provided telephone, cable television, long distance/inter - exchange, and dial up and high-speed Internet connections and e-mail services, mainly to customers who lived in multi-tenant residential buildings. The Company's operations were located in Riverside, California and substantially all of its customers were California residents. COMM and CCIR ceased services to their California residents in 2009.

On May 5, 2005 the Company merged with CA Networks, Inc. ("CAN"), which was a development stage enterprise that was in the process of developing a business model in the same industry as Competitive. CAN was formed under the laws of the state of Wyoming on January 14, 2004. The combined companies maintained the name of CCI. The merged company (collectively "we", "us", "ours") continued to be a provider of local telephone, long distance service and high speed internet service through Wireless Internet networks in all states it operates in, and also offered cellular service nationwide until 2006 when the assets of CAN were sold and operations were halted in Kentucky and Wyoming.

On April 2, 2009, the Company entered into an acquisition agreement and plan of merger whereby the Company acquired 100% of the outstanding interest of four private companies under common control by the CEO of Competitive Companies, Inc. Pursuant to the share exchange agreement, Competitive Companies, Inc. (CCI) acquired 100% of the combined equity of DiscoverNet, Inc. (DNI), ICM, Inc. (ICMI), ICM, LLC (ICML), and DiscoverNet, LLC (DNL) in exchange for stock on a 10 to 1 basis, resulting in the issuance of 31,102,740 shares.  The fair market value of the shares was $1,555,137 based on the closing stock price on April 2, 2009, the date of grant (See Note 4).

On May 5, 2009, DiscoverNet, Inc., a wholly owned subsidiary of Competitive Companies, Inc. which was acquired on April 2, 2009 as described in Note 3 below, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.

CCI, with their wholly-owned subsidiaries; COMM, CCIR, DNI, ICMI, ICML, and DNL (collectively referred to as the "Company") provide dial up and high-speed broadband internet services, mainly to customers in rural markets throughout Wisconsin, San Antonio, TX and Puerto Rico. The Company's operations are located in San Antonio, Texas and substantially all of its customers are Wisconsin and Texas residents.

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

Principles of Consolidation

The consolidated financial statements include the accounts of CCI, and its wholly-owned subsidiaries, COMM, CCIR, DNI, ICMI, ICML, and DNL. All significant inter-company balances and transactions have been eliminated.  CCI, COMM, CCIR, DNI, ICMI, ICML, and DNL will be collectively referred herein to as the “Company”.

Revenue Recognition
Our revenue is recognized when (1) persuasive evidence of an arrangement exists; (2) delivery of our services has occurred; (3) our price to our customer is fixed or determinable; and (4) collectability of the sales price is reasonably assured. As such, we recognize revenues in the month in which we provide services. Services provided but not billed by the end of the year are reflected as unbilled receivables in the accompanying consolidated balance sheets.

Allowance for Doubtful Accounts
We evaluate the allowance for doubtful accounts on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible. The allowance for doubtful accounts was $18,000 and $77,472 at December 31, 2009 and 2008, respectively.

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

Impairment of long-lived assets

Long-lived assets held and used by Competitive are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. The Company did not incur any impairment losses for the years ended December 31, 2009 and 2008.

Basic and diluted loss per share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For 2009 and 2008, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Goodwill and Other Intangible Assets
Goodwill and indefinite life intangible assets are recorded at fair value and not amortized, but are reviewed for impairment annually or more frequently if impairment indicators arise.  As of December 31, 2009 and 2008 we had no goodwill or other intangible assets.  The Company did not incur any impairment losses for the years ended December 31, 2009 and 2008.

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

Stock-based compensation
The Company adopted FASB guidance on stock based compensation upon inception at August 13, 2009. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Stock issued for services totalled $128,664 and $186,918 for the years ended December 31, 2009 and 2008, respectively.

Advertising
We expense advertising costs as they are incurred. These expenses approximated $2,160 and $-0- for the years ended December 31, 2009 and 2008, respectively.

Recently Issued Accounting Pronouncements
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

In May 2009, the FASB issued ASC 855-10 entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. ASC 855-10 provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of ASC 855-10 upon inception did not have a significant effect on the Company’s financial statements as of that date or for the period then ended. In connection with preparing the accompanying consolidated financial statements for the year ended December 31, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the Securities and Exchange Commission).

Note 2 – Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $4,271,122 and a working capital deficit of $709,413 at December 31, 2009, and have reported negative cash flows from operations over the last six years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

Note 3 – Petition for Relief under Chapter 11

On May 5, 2009, DiscoverNet, Inc., a wholly owned subsidiary of the Company, (the "Debtor") filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Western District of Wisconsin. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. These claims are reflected in the December 31, 2009, balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's property, plant, and equipment.

The Debtor has received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including employee wages and product warranties. The Debtor has determined that there is insufficient collateral to cover the interest portion of scheduled payments on its prepetition debt obligations. Contractual interest on those obligations amounts to $6,549, which is $1,096 in excess of reported interest expense; therefore, the debtor has discontinued accruing interest on these obligations. Refer to Note 7 for a discussion of the credit arrangements entered into subsequent to the Chapter 11 filings. A plan of reorganization has not yet been developed and accepted by the bankruptcy court.

As such, the Company has presented the financial statements and disclosures as a Debtor-in-Possession in accordance with FASB ASC 852-10-15, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”.

Note 4 – Business Combination

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

The unaudited supplemental pro forma results of operations of the combined entity had the acquisition date been January 1, 2009 or January 1, 2008 are as follows:

	Combined Pro Forma:
	For the year ended December 31, 2009	For the year ended December 31, 2008

Expenses:
Revenue	$367,343	$1,116,919
Cost of sales	488,160	847,734
Gross profit	(120,817)	269,185

Operating expenses	1,156,332	1,436,916

Net operating (loss)	(1,277,149)	(1,167,731)

Other income (expense)	(58,517)	(160,111)

Net (loss)	$(1,335,666)	$(1,327,842)

Weighted average number of common shares
Outstanding – basic and fully diluted	92,418,220	81,262,927

Net (loss) per share – basic and fully diluted	$(0.01)	$(0.02)

Management believes the communications network, management team and other assets acquired will enable the Company to enhance their business model and enable the Company to take advantage of opportunities in the fast changing telecommunications industry.

Note 5 – Related Party

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
(** Resigned March 17, 2009)

On August 1, 2009, the board of directors appointed former CEO, Henri Hornby to serve on the Board of Directors. Mr. Hornby subsequently resigned on October 27, 2009.

On April 2, 2009 we consummated an acquisition of four companies under common control by our CEO, William H. Gray. The following companies became wholly owned subsidiaries of Competitive Companies, Inc. and are consolidated in these financial statements:

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

From time to time the Company has received loans from the Officer, Bill Gray. The total of the unsecured loans, interest free, demand notes was $1,474 at December 31, 2009.

During 2008 the Company received loans from the former Officer and current board member, Jerald L. Woods. The total of these unsecured demand loans, carrying an 18% interest rate, were $4,500 at December 31, 2008 and were repaid in full during 2009, along with accrued interest of $5,996.

During 2009 Jerald L. Woods was also repaid $6,754 for unreimbursed expenses that he previously paid on behalf of the Company. An unpaid accounts payable balance of $4,325 remains outstanding as of December 31, 2009.

Note 6 – Property and Equipment

Property and equipment consist of the following:

	December 31,
	2009	2008

Telecommunication equipment and computers	$29,666	$274,419
Furniture and fixtures	47,383	-
Software	19,647	-
	96,696	274,419

Less accumulated depreciation	(66,951)	(217,994)
	$29,745	$56,425

Depreciation expense totaled $36,916 and $33,296 for 2009 and 2008, respectively. The Company disposed of $284,406 and $21,670 of fixed assets that were no longer in service during 2009 and 2008, respectively. A loss of $44,497 and $-0- resulted from the disposal as of December 31, 2009 and 2008, respectively.

Note 7 – Notes Payable

Notes payable consists of the following at December 31, 2009 and 2008, respectively:

	December 31,	December 31,
	2009	2008

Related party, unsecured promissory note, interest free, due on demand.	$1,474	$-

Unsecured promissory note carries an 8% interest rate, maturing on March 2, 2010.	30,000	-

Unsecured promissory note carries an 8% interest rate, matured on June 15, 2009. Currently in default.	10,000	-

Unsecured promissory note carries an 8% interest rate, matured on June 15, 2009. Currently in default.	10,000	-

Secured line of credit, including accrued interest, carries a variable interest rate at 2.25% above “Money Rates”. The line matured on March 17, 2009, and the debt is currently under the protection of the bankruptcy petition. The Chapter 11 Reorganization Plan has not yet been submitted for approval from the bankruptcy court therefore, the Company has not yet entered into credit arrangements with the lender. The note carries an additional 5% default rate, and is secured by a $250,000 life insurance policy on the CEO.	142,009	-

Unsecured promissory note, including accrued interest, carries an 8.5% interest rate, maturing on October 1, 2010. The debt is currently under the protection of the bankruptcy petition. The Chapter 11 Reorganization Plan has not yet been submitted for approval from the bankruptcy court therefore, the Company has not yet entered into credit arrangements with the lender.	15,686	-

Unsecured, interest free promissory note carries a 5% late fee penalty in the event the Company is more than 10 days late with monthly payments of $1,000 beginning on September 1, 2008, matured on June 6, 2009. Currently in default and under the protection of the bankruptcy petition. The Chapter 11 Reorganization Plan has not yet been submitted for approval from the bankruptcy court therefore, the Company has not yet entered into credit arrangements with the lender.	10,000	-

Related party, unsecured promissory note carries an 18% interest rate, due on demand. Interest expense of $863 and $5,133 accrued during the years ended December 31, 2009 and 2008, respectively.	-	4,500

Unsecured note payable in default to a stockholder, with interest at 8%, and monthly principal and interest payments of $683, maturing on February 23, 2011. Currently in default.	17,006	15,676
Total notes payable	236,175	20,176
Less: liabilities subject to compromise	167,695	-
Less: current portion	68,480	11,700
Notes payable, less current portion	$-	$8,476

Note 8 – Convertible Debt

Notes payable consists of the following at December 31, 2009 and 2008, respectively:

	December 31,	December 31,
	2009	2008

Unsecured convertible promissory note carries an 8.75% interest rate, matured on July 16, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.06 per share, whichever is greater. Currently in default.	$50,000	$-

Unsecured convertible promissory note carries an 8.75% interest rate, matured on December 26, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	10,000	-

Unsecured convertible promissory note carries an 8.75% interest rate, matured on December 15, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	10,000	-

Unsecured convertible promissory note carries an 8.75% interest rate, matured on December 15, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	5,000	-

Unsecured convertible promissory note carries an 8.75% interest rate, matured on May 11, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	10,000	10,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on April 30, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	5,000	5,000
Total convertible debt	90,000	15,000
Less: discount on beneficial conversion feature	-	2,630
Convertible debt	$90,000	$12,370

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

The aforementioned accounting treatment resulted in a total debt discount equal to $12,669. The discount was amortized over a six month period, from the date of issuance until the stated redemption date of the debt.

According to the terms of the Convertible Promissory Notes, the number of shares that would be received upon conversion was 3,531,401 shares at December 31, 2009.

During the year ended December 31, 2009, the Company recorded financial expenses in the amount of $11,549 attributed to the amortization of the aforementioned debt discount.

As of December 31, 2009, no shares were issued pursuant to debt conversion.

The Company recorded interest expense in the amount of $31,156 and $8,050 for the years ended December 31, 2009 and 2008, respectively.

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

Convertible Class A Preferred Stock
In consummation of the merger in Note 1, the Company repurchased 4,000,000 Class “A” preferred stock for $40,000 during 2005. Therefore, there was no outstanding Class “A” preferred stock at December 31, 2009 or 2008, respectively.

Convertible Class B Preferred Stock
We currently have 1,495,436 shares of Class B convertible preferred stock issued and outstanding which can be converted into shares of our common stock.

Convertible Class C Preferred Stock
We currently have 1,000,000 shares of Class C convertible preferred stock issued and outstanding which can be converted into shares of our common stock. All of the shares are held by one stockholder.

Common stock
On December 18, 2009 the Company sold 320,000 shares of common stock as a subscription payable to an investor in exchange for proceeds of $8,000. The shares were issued on March 12, 2010.

On November 18, 2009 the Company sold 200,000 shares of common stock to an investor in exchange for proceeds of $5,000.

On November 16, 2009 the Company sold 33,330 shares of common stock to an investor in exchange for proceeds of $1,000.

On November 14, 2009 the Company sold 150,000 shares of common stock as a subscription payable to an investor in exchange for proceeds of $3,750. The shares were issued on March 12, 2010.

On November 12, 2009 the Company sold 100,000 shares of common stock as a subscription payable to an investor in exchange for proceeds of $2,500. The shares were issued on January 15, 2010.

On October 30, 2009 the Company sold 142,857 shares of common stock as a subscription payable to an investor in exchange for proceeds of $5,000. The shares were issued on March 12, 2010.

On October 29, 2009 the Company sold 142,857 shares of common stock as a subscription payable to an investor in exchange for proceeds of $5,000. The shares were issued on March 12, 2010.

On October 29, 2009 the Company sold 400,000 shares of common stock to an investor in exchange for proceeds of $10,000.

On October 29, 2009 the Company issued 1,000,000 shares of common stock pursuant to the share exchange agreement dated April 2, 2009.

On October 27, 2009 the Company issued 250,000 free trading (S-8) shares of common stock for accounting services rendered. The fair market value of the shares was $10,000 based on the closing stock price on the grant date.

On October 16, 2009 the Company sold 17,857 shares of common stock as a subscription payable to an investor in exchange for proceeds of $625. The shares were issued on March 12, 2010.

On October 15, 2009 the Company sold 25,000 shares of common stock to an investor in exchange for proceeds of $1,000.

On October 13, 2009 the Company sold 75,000 shares of common stock to an investor in exchange for proceeds of $9,300.

On September 18, 2009 the Company sold 510,564 shares of common stock to an investor in exchange for proceeds of $25,528.

On September 18, 2009 the Company sold 100,000 shares of common stock to an investor in exchange for proceeds of $5,000.

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

On August 21, 2009 the Company sold 20,000 shares of common stock to an investor in exchange for proceeds of $1,000.

On August 21, 2009 the Company sold 20,000 shares of common stock to an investor in exchange for proceeds of $1,000.

On August 17, 2009 the Company sold 100,000 shares of common stock to an investor in exchange for proceeds of $5,000

On August 14, 2009 the Company sold 40,000 shares of common stock to an investor in exchange for proceeds of $2,000.

On August 14, 2009 the Company sold 60,000 shares of common stock to an investor in exchange for proceeds of $3,000.

On August 13, 2009 the Company sold 100,000 shares of common stock to an investor in exchange for proceeds of $5,000.

On August 10, 2009 the Company sold 160,000 shares of common stock to an investor in exchange for proceeds of $8,000.

On August 4, 2009 the Company sold 100,000 shares of common stock to an investor in exchange for proceeds of $5,000.

On July 29, 2009 the Company sold 150,000 shares of common stock to an investor in exchange for proceeds of $6,000.

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

On April 12, 2009 the Company sold 124,000 shares of common stock to an investor in exchange for proceeds of $6,200.

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

On various dates between December 10, 2008 and December 19, 2008, CCI received a total of $99,014 in exchange for 1,980,280 shares of its $.001 par value common stock from five different individual investors. As of December 31, 2008 the shares had not yet been issued and were recorded as subscriptions payable.

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

On December 15, 2005, the Company granted employees and directors options to purchase 6,672,000 shares of common stock exercisable at $0.10 with a ten-year life.  Because the Company stock was not trading at the grant date, and the Company issued all shares at $.10 in 2005, which was equal to the exercise price.  No further options were granted during 2009 and 2008.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.10	6,672,000	10	$0.10	6,672,000	$0.10

The following is a summary of activity of outstanding stock options under the 2005 Stock Option Plan:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price

Balance, December 31, 2007	6,672,000	$0.10
Options cancelled	-	-
Options granted	-	-
Options exercised	-	-
Balance, December 31, 2008	6,672,000	$0.10
Options cancelled	-	-
Options granted	-	-
Options exercised	-	-
Balance, December 31, 2009	6,672,000	$0.10

Exercisable, December 31, 2009	6,672,000	$0.10

Note 11 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended December 31, 2009 and 2008, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2009, the Company had approximately $4,987,000 of federal and state net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

The components of the Company’s deferred tax asset are as follows:

	As of December 31,	As of December 31,
	2009	2008
Deferred tax assets:
Net operating loss carry forwards	$1,745,500	$1,594,250
Total deferred tax assets	1,745,500	1,594,250

Net deferred tax assets before valuation allowance	1,745,500	1,594,250
Less: Valuation allowance	(1,745,500)	(1,594,250)
Net deferred tax assets	$-0-	$-0-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2009 and 2008.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	2009	2008

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)
	-0-	-0-

Note 12 – Fair Value of Financial Instruments

The Company adopted FASB ASC 820-10 on January 1, 2008. Under FASB ASC 820-10-5, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following table provides a summary of the fair values of assets and liabilities:

	Carrying Value		Fair Value Measurements at
	December 31,		December 31, 2009
	2009	Level 1	Level 2	Level 3
Assets:
Cash	$10,133	$10,133	$-	$-

Liabilities:
Notes payable	$68,480	$-	$-	$68,480
Long term debt	90,000			90,000
Total	$168,613	$10,133	$-	$158,480

The Company believes that the market rate of interest as at December 31, 2009 was not materially different to the rate of interest at which the debts were issued. Accordingly, the Company believes that the fair value of the debt approximated their carrying value at December 31, 2009.

Note 13 – Subsequent Events

On January 11, 2010 the Company sold 300,000 shares of common stock to an investor in exchange for proceeds of $4,500.

On January 12, 2010 the Company acquired Voice Vision, Inc. (“VVI”), a voice over internet protocol (“VOIP”) company organized under the laws of the State of California, through a share exchange agreement consisting of the acquisition of one hundred percent (100%) of the outstanding capital stock, or ownership interest of VVI, in exchange for a total of 10,000,000 shares of common stock of Competitive Companies, Inc. valued at $300,000 based on the fair market value of the Company’s common stock.

On January 13, 2010 the Company sold 333,333 shares of common stock to an investor in exchange for proceeds of $5,000.

On January 13, 2010 the Company sold 350,000 shares of common stock to an investor in exchange for proceeds of $5,250.

On January 15, 2010 the Company issued 100,000 shares of common stock to an individual investor that had purchased the Company’s common stock during the year ended December 31, 2009, which was previously recorded as stock subscriptions payable in the amount of $2,500.

On January 19, 2010 the Company sold 500,000 shares of common stock to an investor in exchange for proceeds of $10,000.

On January 21, 2010 the Company sold 333,333 shares of common stock to an investor in exchange for proceeds of $5,000.

On January 26, 2010 the Company sold 71,429 shares of common stock to an investor in exchange for proceeds of $2,500.

On January 28, 2010 the Company sold 142,857 shares of common stock to an investor in exchange for proceeds of $5,000.

On January 29, 2010 the Company sold 183,333 shares of common stock to an investor in exchange for proceeds of $5,500.

On February 11, 2010 the Company issued 3,000,000 shares of common stock pursuant to the share exchange agreement dated April 2, 2009. The shares were valued at $150,000 and were included in subscriptions payable at December 31, 2009.

On February 12, 2010 the Company sold 71,429 shares of common stock to an investor in exchange for proceeds of $2,500.

On February 19, 2010 the Company sold 142,857 shares of common stock to an investor in exchange for proceeds of $5,000.

On February 19, 2010 the Company sold 142,857 shares of common stock to an investor in exchange for proceeds of $5,000.

On February 25, 2010 the Company sold 71,429 shares of common stock to an investor in exchange for proceeds of $2,500.

On February 26, 2010 the Company sold 142,857 shares of common stock to an investor in exchange for proceeds of $5,000.

On March 4, 2010 the Company received $50,000 in exchange for an 8% Secured Convertible Note maturing on December 5, 2010.  The note is convertible into 58% of the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending one trading day prior to the conversion request, and is secured by 5,172,414 shares of the Company’s unissued common stock, which has been reserved in the event of default. The note converts to a 22% interest rate in the event of default.

On March 5, 2010 the Company sold 120,000 shares of common stock to an investor in exchange for proceeds of $4,200.

On March 8, 2010 the Company sold 142,857 shares of common stock to an investor in exchange for proceeds of $5,000.

On March 10, 2010 the Company sold 142,857 shares of common stock to an investor in exchange for proceeds of $5,000.

On March 11, 2010 the Company sold 200,000 shares of common stock to an investor in exchange for proceeds of $7,000. The shares remain unissued as of April 15, 2010.

On March 12, 2010 the Company issued a total of 773,571 shares of common stock to five individual investors that had purchased the Company’s common stock during the year ended December 31, 2009, which was previously recorded as stock subscriptions payable in the total amount of $22,375.

On March 19, 2010 the Company sold 333,332 shares of common stock to an investor in exchange for proceeds of $10,000.

On April 2, 2010 the Company sold 142,857 shares of common stock to an investor in exchange for proceeds of $5,000.

On April 2, 2010, the Company cancelled 100,000 shares of its common stock formerly held by a related party.

In accordance with ASC 855-10, all subsequent events have been reported through the filing date of April 15, 2010.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On April 21, 2009, Lawrence Scharfman & Co., CPA P.C. (“Scharfman”) resigned as the principal independent accountants for the Company.

On August 11, 2009, the PCAOB revoked the registration of Scharfman because of deficiencies in the conduct of certain of its audits and its procedures, none of which pertain to the Registrant.

Scharfman had been the Company’s principal independent accountants and had reported on the financial statements for the years ended December 31, 2008 and December 31, 2007. Except as described below, the audit report of Scharfman on the consolidated financial statements of the Company as of and for the year ended December 31, 2008, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to audit scope or accounting principles.  Scharfman’s 2008 audit report relating to the audit of the Company’s financial statements for the year ended December 31, 2008, included an emphasis paragraph relating to an uncertainty as to the Company’s ability to continue as a going concern in light of their lack of revenues and history of losses.

In connection with the audits of the Registrant’s consolidated financial statements for the years ended December 31, 2008, and through April 21, 2009, there were: (1) no disagreements between the Company and Scharfman on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Scharfman, would have caused Scharfman to make reference to the subject matter of the disagreement in their report on the Company’s consolidated financial statements for such year, and (2) no reportable events within the meaning set forth in Item 304 of Regulation S-K.

Item 9A(T).  Controls and Procedures.

Our Chief Executive Officer and Principal Financial Officer during the year ended December 31, 2009, William Gray, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on that evaluation, Mr. Gray concluded that our disclosure controls and procedures are not effective, which are discussed below in more detail, in timely alerting him to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2009 for the following reasons.

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

Item 9B.  Other Information.

On October 27, 2009, Henry Hornby submitted his resignation of his position on the Company’s Board of Directors.  Mr. Hornby’s resignation was not a result of any disagreement with management, or the Board of Directors.  Currently, Mr. Hornby’s position on the Board of Directors remains vacant.
During the fourth quarter of 2009, the Company sold a total of 1,317,904 shares of its common stock for proceeds of approximately $51,175 to a total of eight (8) accredited investors.  Of these sales, 873,571 shares were issued during the first quarter of 2010.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The members of the Board of Directors of the Company will serve until the next annual meeting of stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.  Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.  Information as to the directors and executive officers of the Company is as follows:

NAME	AGE	POSITION
William H. Gray (2)	59	Chief Executive Officer, Current Director
Jerald Woods (1)	61	Former Chief Executive Officer, Current Director
David Hewitt	64	Director
Larry Griffin	57	Director
Ray Powers (3)	63	Current President and Director

(1)	On February 10, 2009, Mr. Woods resigned from his position as Chief Executive Officer.

(2)	Mr. Gray was appointed as Chief Executive Officer and Principal Accounting Officer upon Mr. Woods resignation.

(3)	Dr. Ray Powers was appointed President on February 10, 2009.

Duties, Responsibilities and Experience

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires executive officers and directors, and persons who beneficially own more than ten percent of an issuer’s common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of December 31, 2009, they were not all current in their filings.

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

On December 18, 2005, we adopted a written code of ethics that governs all of our officers, and more specifically our principal executive officer, principal financial officer and principal accounting officer directors, employees and contractors. The code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote the above mentioned objectives.  Anyone can obtain a copy of the Code of Ethics by contacting the Company.  The Company will post any amendments to the Code of Ethics, as well as any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or FINRA.

Corporate Governance

Director Independence

The Board of Directors has analyzed the independence of each director and has concluded that currently Messrs. Hewitt and Griffin are considered independent directors in accordance with the director independence standards of the NYSE Amex Equities, and has determined that they have not had a material relationship with CCI that would impair their independence from management.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter.  Our Board of Directors performs some of the functions associated with a Nominating Committee.  We elected not to have a Nominating Committee during the year ended December 31, 2009, in that we had limited operations and resources.

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

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership.  Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director. During 2009, the Company received no recommendation for Directors from its stockholders.

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

Shareholder Communications

Any shareholder communications to the Board should be forwarded to the attention of the Company’s Secretary at our offices at 19206 Huebner Rd., Suite 202, San Antonio, TX, 78258.  Our Secretary will review any communication received from a stockholder, and all material communications from stockholders will be forwarded to the Chairman of the Board, the Board of Directors, or other individual directors as appropriate.

Item 11.  Executive Compensation.

The following table sets forth the compensation of our executive officers for the years ended December 31, 2009 and 2008 respectively:

Summary Compensation Table
Name and Principal Position	Year	Salary	Stock Awards (4)	All Other Compensation	Total

William Gray, CEO and/or Principal Executive Officer, Director (1)	2009 2008	$79,099 $-0-	$-0- $-0-	$-0- $-0-	$79,099 $-0-

Jerald Woods, Former Chief Executive Officer, Director (2)	2009 2008	$-0- $-0-	$-0- $-0-	$11,006 $-0-	$11,006 $-0-

Ray Powers, President, Director (3)	2009 2008	$-0- S-0-	$-0- $-0-	$19,500 $-0-	$19,500 $-0-

(1)	On February 10, 2009, Mr. Woods resigned from his position as Chief Executive Officer.

(2)	Mr. Gray was appointed as Chief Executive Officer and Principal Accounting Officer upon Mr. Woods resignation.

(3)	Dr. Ray Powers was appointed President on February 10, 2009.

(4)	On October 29, 2009, Mr. Ray Powers received 1,000,000 shares of common stock pursuant to the acquisition on April 2, 2009. The shares were not issued as compensation expense.

(5)
Mr. Gray was granted 6,734,858 shares of common stock pursuant to the acquisition on April 2, 2009.  On February 11, 2010 there were 3,000,000 shares issued, of which Mr. Gray subsequently exchanged 500,000 shares in a private transaction. The remaining 3,734,858 shares have not yet been issued.  The shares were not issued as compensation expense.

Employment Agreement

During the year ended December 31, 2009, we did not have any employment agreements or understandings in place with our executive officers.

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

Equity Awards

During the year ended December 31, 2009, we did not grant any equity awards to our officers and/or directors.

Director Compensation and Other Arrangements

As a result of having limited resources during most of 2009, we did not provide compensation to our board of directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on December 31, 2009, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership for the following table is based on 98,745,813 shares of common stock outstanding as of December 31, 2009.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after December 31, 2009, through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Officer or Director (1)	Number of Common Shares	Percent Beneficially Owned (2)
Henri R. Hornby, Former Chief Executive Officer and Former Director (6)	10,266,666	10%
Jerald Woods, Former Chief Executive Officer, Current Director (3)	7,198,886	7%
William Gray, Current Chief Executive Officer and Director (4)	6,234,858	6%
Ray Powers (5)	1,000,000	1%
David Hewitt	1,000,000	1%
Larry Griffin	0	0%
Michael Benbow	0	0%
All Officers and Directors as a Group	25,700,410	24%

** Denotes less than 1%.

(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).  The address of each person is in the care of the Company.

(2)	Figures are rounded to the nearest percent.
(3)	On February 10, 2009, Mr. Woods resigned from his position as Chief Executive Officer.
(4)
On February 10, 2009, Mr. Gray was appointed the Company’s Chief Executive Officer upon Mr. Woods’ resignation.  Innovation Capital Management, Inc. purchased 100,000 shares pursuant to a private placement.  Mr. William Gray has the authority to exercise dispositive and voting power over the shares of common stock for Innovation Capital Management, Inc. Mr. Gray cancelled the shares and returned them to treasury on April 2, 2010.  Mr. Gray was also granted 6,734,858 shares of common stock pursuant to the acquisition on April 2, 2009, of these, 3,000,000 shares were issued on February 11, 2010, of which Mr. Gray subsequently exchanged 500,000 shares in a private transaction. The remaining 3,734,858 shares have not yet been issued.

(5)
Dr. Ray Powers was appointed as the Company’s President on February 10, 2009.  On October 29, 2009, Mr. Ray Powers received 1,000,000 shares of common stock pursuant to the acquisition on April 2, 2009.

(6)	Mr. Hornby resigned as the Company’s Chief Executive Officer on November 12, 2007, and as Director on October 27, 2009.
(7)
Mr. Gray was granted 6,734,858 shares of common stock pursuant to the acquisition on April 2, 2009.  On February 11, 2010 there were 3,000,000 shares issued, of which Mr. Gray subsequently exchanged 500,000 shares in a private transaction. The remaining 3,734,858 shares have not yet been issued.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

From time to time we have received loans from our Chief Executive Officer, William H. Gray.  These unsecured, interest free loans are due on demand.  The balance due was $1,474 as of December 31, 2009.

CCI’s former Chief Executive Officer, Mr. Woods, loaned the Company $4,500 and $25,000 during the 2008 and 2007 years, respectively.  As of December 31, 2009, the Company has repaid all outstanding notes payable, and related accrued interest, at a rate of 18% per annum in full. The Company recorded interest expense to Mr. Woods in the amount of $-0- and $5,133 for the years ended December 31, 2009 and 2008. Mr. Woods is also owed a total of $4,325 for unreimbursed expenses as included in accounts payable at December 31, 2009.

On April 2, 2009 we consummated an acquisition of four companies under common control by our CEO, William H. Gray. The following companies became wholly owned subsidiaries of Competitive Companies, Inc. and are consolidated in these financial statements:

DiscoverNet, Inc.	ICM, Inc.
ICM, LLC	DiscoverNet, LLC

As a result of the shares exchanged in this transaction, Mr. Gray was granted 6,734,858 shares of common stock, of these, 3,000,000 shares were issued on February 11, 2010, of which Mr. Gray subsequently exchanged 500,000 shares in a private transaction. The remaining 3,734,858 shares have not yet been issued.  In addition, on October 29, 2009 the Company’s President and Director, Mr. Ray Powers, was issued a total of 1,000,000 shares as a result of these acquisitions.

Item 14.  Principal Accounting Fees and Services.

(1) Audit Fees

The aggregate fees billed for professional services rendered by M&K CPAs, PLLC for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2009 and 2008 were $37,500 and $-0-, respectively.

The aggregate fees billed for professional services rendered by Lawrence Scharfman & Co., CPA P.C., for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2009 and 2008 were $15,000 and $27,500, respectively.

(2) Audit-Related Fees

The aggregate fees billed by M&K CPAs, PLLC for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements for the fiscal years 2009 and 2008 were $-0- and $-0-, respectively.

The aggregate fees billed by Lawrence Scharfman & Co., CPA P.C., for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements for the fiscal years 2009 and 2008 were $-0- and $-0-, respectively.

(3) Tax Fees

The aggregate fees billed by M&K CPAs, PLLC for professional services rendered by the principal accountant for the fiscal years 2009 and 2008 were $-0- and $-0-, respectively.

The aggregate fees billed by Lawrence Scharfman & Co., CPA P.C. for professional services rendered by the principal accountant for the fiscal years 2009 and 2008 were $-0- and $-0-, respectively.

(4) All Other Fees

There were no other fees to be billed by M&K CPAs, PLLC for the fiscal years 2009 and 2008 other than the fees described above.

There were no other fees to be billed by Lawrence Scharfman & Co., CPA P.C. for the fiscal years 2009 and 2008 other than the fees described above.

(5) Audit Committee Policies and Procedures

We do not have an audit committee.

(6) If greater than 50%, disclose the percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

Not applicable.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this report of Form 10-K:

1.	The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report.
2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits included or incorporated herein: See index to Exhibits.

(b) Exhibits

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2		2	01/11/02

2.2	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2/A		2.2	08/02/02

2.3	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2/A		2.2	04/24/03

2.4	Plan and agreement of reorganization between Competitive Companies, Inc. and CCI Acquisition Corp		8-K		10.1	05/09/05

3(i)	Articles of Competitive Companies, as amended		SB-2		3(I)	01/11/02

3(ii)	Bylaws of Competitive Companies		SB-2		3(II)	01/11/02

4	Rights and Preferences of Preferred Stock		SB-2		4	01/11/02

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPETITIVE COMPANIES, INC.

Date: April 15, 2010	By:	/s/ William Gray
William Gray
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Gray	Chief Executive Officer, Principal	April 15, 2010
William Gray	Accounting Officer and Director

/s/ Ray Powers	Current President, Director	April 15, 2010
Ray Powers

/s/ Jerald Woods	Director	April 15, 2010
Jerald Woods

/s/ Larry Griffin	Director	April 15, 2010
Larry Griffin

/s/ David Hewitt	Director	April 15, 2010
David Hewitt