Form 10-Q
period 2010-03-31
COMPETITIVE COMPANIES INC
filed 2010-05-20
CIK 1161706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 333-76630

Competitive Companies, Inc.
(Exact Name of registrant as specified in its charter)

Nevada	65-1146821
(State or other jurisdiction of	(IRS Employer I.D. No.)
incorporation)

19206 Huebner Rd., Suite 202
San Antonio, TX 78258
 (Address of principal executive offices and Zip Code)

(210) 233-8980
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑

As of May 19, 2010, there were 107,029,858 shares outstanding of the registrant’s common stock.

COMPETITIVE COMPANIES, INC.

FORM 10-Q

March 31, 2010

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Competitive Companies, Inc.
(Debtor-in-Possession)
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
Assets	(Unaudited)

Current assets:
Cash	$42,131	$10,133
Accounts receivable, net of allowance of $16,000 and $18,000	14,048	13,611
Prepaid expenses	2,850	2,850
Total current assets	59,029	26,594

Property and equipment, net	26,109	29,745

Other assets:
Deposits	-	1,366

Total assets	$85,138	$57,705

Liabilities and Stockholders' Equity (Deficit)

Liabilities Not Subject to Compromise
Current liabilities:
Accounts payable and accrued expenses	$695,468	$538,975
Deferred revenues	39,040	38,552
Short term notes payable	70,480	68,480
Convertible debt, net of discounts of $32,665 and $-0- at
March 31, 2010 and December 31, 2009, respectively	107,335	90,000
Total current liabilities	912,323	736,007

Liabilities Subject to Compromise (a)	380,114	390,075

Total liabilities	1,292,437	1,126,082

Stockholders' (deficit):
Preferred stock, $0.001 par value 10,000,000 shares authorized:
Class A convertible, no shares issued and
outstanding with no liquidation value	-	-
Class B convertible, 1,495,436 shares issued and
outstanding with no liquidation value	1,495	1,495
Class C convertible, 1,000,000 shares issued and
outstanding with no liquidation value	1,000	1,000
Common stock, $0.001 par value, 500,000,000 shares authorized,
105,810,812 and 98,745,813 shares issued and outstanding
at March 31, 2010 and December 31, 2009, respectively	105,811	98,746
Additional paid-in capital	2,991,548	2,710,583
Subscription payable, 14,854,267 and 8,194,506 shares
at March 31, 2010 and December 31, 2009, respectively	533,047	390,921
Accumulated (deficit)	(4,840,200)	(4,271,122)
Total stockholders' (deficit)	(1,207,299)	(1,068,377)

Total liabilities and stockholders' (deficit)	$85,138	$57,705

(a) Liabilities subject to compromise consist of the following:
secured by a $250,000 life insurance policy	$140,145	$142,009
Subordinated debentures, 8.5%	15,686	15,686
Subordinated debentures, 5%	10,000	10,000
Trade payables and other miscellaneous claims	214,283	222,380
	$380,114	$390,075

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc.
(Debtor-in-Possession)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	March 31,
	2010	2009

Revenue	$55,027	$90,300
Cost of sales	62,320	81,498

Gross profit (loss)	(7,293)	8,802

Expenses:
General and administrative	156,079	102,865
Salaries and wages	26,821	47,209
Consulting fees	-	10,448
Depreciation	3,636	7,855
Bad debts (recoveries)	(2,000)	(1,140)
Total operating expenses	184,536	167,237

Net operating loss	(191,829)	(158,435)

Other income (expenses):
Impairment of goodwill	(373,018)	-
Interest expense	(11,353)	(3,207)
Total other income (expenses)	(384,371)	(3,207)

Net loss before reorganization items	(576,200)	(161,642)
Forgiveness of Chapter 11 debt	8,097	-
Professional fees	(975)	-

Net (loss)	$(569,078)	$(161,642)

Weighted average number of common shares
outstanding - basic and fully diluted	102,804,559	65,102,944

Net (loss) per share - basic and fully diluted	$(0.01)	$-

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc.
(Debtor-in-Possession)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	March 31,
	2010	2009

Cash flows from operating activities
Net (loss) before reorganization items	$(568,103)	$(161,642)
Adjustments to reconcile net (loss) to
net cash (used in) operating activities:
Provision for bad debts (recoveries)	(2,000)	(1,140)
Depreciation	3,636	7,855
Impairment of goodwill	373,018	-
Amortization of beneficial conversion feature	3,542	1,854
Decrease (increase) in assets:
Accounts receivable	1,563	8,709
Prepaid expenses	-	308
Deposits	1,366	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	69,017	36,798
Deferred revenues	488	-
Net cash used in operating activities
before reorganization items	(117,473)	(107,258)
Debt forgiveness on prepetition liabilities	8,097	-
Professional fees paid for services rendered in
connection with the Chapter 11 proceeding	(975)	-
Net cash used in operating activities	(110,351)	(107,258)

Cash flows from investing activities
Purchase of equipment	-	(9,987)
Net cash (used in) investing activities	-	(9,987)

Cash flows from financing activities
Proceeds from short term and convertible debt	52,000	27,025
Principal payments on short term debt	-	(21,247)
Proceeds from sale of common stock	93,949	104,774
Principal payments on prepetition debt	(3,600)	-
Net cash provided by financing activities	142,349	110,552

Net increase (decrease) in cash	31,998	(6,693)
Cash - beginning	10,133	23,340
Cash - ending	$42,131	$16,647

Supplemental disclosures:
Interest paid	$1,736	$6,298
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Value of shares issued for subscriptions payable	$174,874	$104,014
Beneficial conversion feature on short term debt	$36,207	$-
Value of shares payable for the acquisition of Voice Vision, Inc.	$(300,000)	$-

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc
Notes to Financial Statements
(Unaudited)

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto included in the Company's Form 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

The Company is in the telecommunications industry with operations in San Antonio, Texas and Wisconsin. The Company’s Wisconsin operations consist of providing Dial-up, Wireless and DSL Internet services to businesses and residents within various markets throughout Wisconsin, the United States and Puerto Rico. The Company is focused on serving a wide array of customers as a general broadband internet service provider with a concentrated focus on fixed wireless for its broadband delivery. The Company terminated its internet service contracts to residential apartment complexes in September of 2009 and does not plan to include this in its future business model.

Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Recent Accounting Pronouncements
In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements.  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements.  Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated.  This ASU is effective upon the issuance of this ASU.  The adoption of this ASU did not have a material impact on our financial statements.

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”).  Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors.  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively.  Early adoption is permitted.  We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

Note 2 – Going Concern

Our condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $4,840,200 and a working capital deficit of $853,294 at March 31, 2010, and have reported negative cash flows from operations over the last five years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

Our condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 3 – Petition for Relief under Chapter 11

On May 5, 2009, DiscoverNet, Inc., a wholly owned subsidiary of the Company, (the "Debtor") filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Western District of Wisconsin. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. These claims are reflected in the March 31, 2010, balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's property, plant, and equipment.

The Debtor has received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including employee wages and product warranties. The Debtor has determined that there is insufficient collateral to cover the interest portion of scheduled payments on its prepetition debt obligations. Contractual interest on those obligations amounts to $3,564, which is $1,829 in excess of reported interest expense; therefore, the debtor has discontinued accruing interest on these obligations. Refer to Note 7 for a discussion of the credit arrangements entered into subsequent to the Chapter 11 filings. A plan of reorganization has not yet been developed and accepted by the bankruptcy court.

As such, the Company has presented the financial statements and disclosures as a Debtor-in-Possession in accordance with FASB ASC 852-10-15, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”.

Note 4 – Business Combinations

Acquisition – January 12, 2010
On January 12, 2010, the Company entered into a share exchange agreement and plan of merger whereby the Company acquired 100% of the outstanding interest of Voice Vision, Inc., a California corporation in the Voice over internet Protocol business (“VoiP”). Pursuant to the share exchange agreement, Competitive Companies, Inc. (“CCI”) acquired 100% of the equity of Voice Vision, Inc. (“VVI”) in exchange for ten million (“10,000,000”) shares of common stock on a 1.91245 to 1 basis.  The fair market value of the shares was $300,000 based on the closing stock price on January 12, 2010, the date of grant.

The merger provides CCI with valuable VoiP video technology that CCI expects to be able to market to its existing customers, and ultimately, to a wider array of consumers.

The Company has recognized the identifiable assets acquired and liabilities assumed as follows:

January 12, 2010
Consideration:
Equity instruments (10,000,000 shares issued of CCI1)	$300,000
Fair value of total consideration exchanged	$300,000

Recognized amounts of identifiable assets
acquired and liabilities assumed:
Cash	$-
Accounts payable and accrued expenses	(73,018)
Consideration paid in excess of fair value2	373,018
Total identifiable net assets	$300,000
1 The fair value of the 10,000,000 shares of common stock issued as consideration paid for 100% of VVI was determined on the basis of the closing market price of CCI’s common shares on the grant date of January 12, 2010.

2 The consideration paid in excess of the fair value of assets acquired and liabilities assumed has been recorded as goodwill and expensed due to impairment.

Management believes the sales and development team, and technology acquired from Voice Vision will enable the Company to enhance their business model and increase their revenue stream while keeping pace with the rapidly changing technology through the video phone product developed by VVI.

Acquisitions - April 2, 2009
On April 2, 2009, the Company entered into a share exchange agreement and plan of merger whereby the Company acquired 100% of the outstanding interest of four private companies under common control by the CEO of Competitive Companies, Inc. Pursuant to the share exchange agreement, Competitive Companies, Inc. (CCI) acquired 100% of the combined equity of DiscoverNet, Inc. (DNI), Innovation Capital Management, Inc. (ICMI), Innovation Capital Management, LLC (ICML), and DiscoverNet, LLC (DNL) in exchange for stock on a 10 to 1 basis, resulting in the issuance of 31,102,740 shares.  The fair market value of the shares was $1,555,137 based on the closing stock price on April 2, 2009, the date of grant.

The merger provides CCI with valuable assets, sound management and a solid investor base that is an integral part of our business.

The Company has recognized the identifiable assets acquired and liabilities assumed as follows:

April 2, 2009
Consideration:
Equity instruments (31,102,740 shares issued of CCI1)	$1,555,137
Fair value of total consideration exchanged	$1,555,137

Recognized amounts of identifiable assets
acquired and liabilities assumed:
Cash	$25,273
Accounts receivable and intercompany loans	40,328
Equipment	44,746
Other current assets	2,804
Accounts payable and accrued expenses	(249,964)
Long term debt	(198,290)
Consideration paid in excess of fair value2	1,890,240
Total identifiable net assets	$1,555,137
1 The fair value of the 31,102,740 common shares issued as consideration paid for 100% of DNI, ICMI, ICML & DNL was determined on the basis of the closing market price of CCI’s common shares on the grant date of April 2, 2009.

2 The consideration paid in excess of the fair value of assets acquired and liabilities assumed has been allocated towards additional paid in capital due to the related party nature of the companies acquired (under common management by the Company’s CEO, Bill Gray).

The unaudited supplemental pro forma results of operations of the combined entity had the date of the acquisitions been January 1, 2010 or January 1, 2009 are as follows:

	Combined Pro Forma:
	For the three months ended March 31, 2010	For the three months ended March 31, 2009

Expenses:
Revenue	$55,027	$206,668
Cost of sales	62,320	164,407
Gross profit	(7,293)	42,261

Operating expenses	184,536	299,870

Net operating (loss)	(191,829)	(257,609)

Other income (expense)	(377,249)	(15,088)

Net (loss)	$(569,078)	$(272,697)

Weighted average number of common shares
Outstanding – basic and fully diluted	104,171,225	91,884,752

Net (loss) per share – basic and fully diluted	$(0.01)	$-

Management believes the communications network, management team and other assets acquired will enable the Company to enhance their business model and enable the Company to take advantage of opportunities in the fast changing telecommunications industry.

Note 5 – Related Party

On February 11, 2010, CCI issued 3,000,000 shares to the Company’s CEO, William H. Gray, in partial satisfaction of the April 2, 2009 acquisition of four entities under Mr. Gray’s control. The Company intends to issue an additional 3,734,858 shares to Mr. Gray as part of the acquisition in the near term.

From time to time the Company has received loans from the Officer, Bill Gray. The total of the unsecured, interest free, demand notes was $3,474 and $1,474 at March 31, 2010 and December 31, 2009, respectively.

Note 6 – Property and equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2010	2009

Telecommunication equipment and computers	$29,666	$29,666
Furniture and fixtures	47,383	47,383
Software	3,200	19,647
	80,249	96,696

Less accumulated depreciation	(54,140)	(66,951)
	$26,109	$29,745

Depreciation expense totaled $3,636 and $7,855 for the three months ending March 31, 2010 and 2009, respectively. During the three months ending March 31, 2010 the Company disposed of $16,447 of fully depreciated assets that were no longer in service. No gain or loss resulted from the disposal.

Note 7 – Short Term Debt

Short term debt consists of the following at March 31, 2010 and December 31, 2009, respectively:

	March 31,	December 31,
	2010	2009

Related party, unsecured promissory note, interest free, due on demand.	$3,474	$1,474

Unsecured promissory note carries an 8% interest rate, matured on March 2, 2010. Currently in default.	30,000	30,000

Unsecured promissory note carries an 8% interest rate, matured on June 15, 2009. Currently in default.	10,000	10,000

Unsecured promissory note carries an 8% interest rate, matured on June 15, 2009. Currently in default.	10,000	10,000

Secured line of credit, including accrued interest, carries a variable interest rate at 2.25% above “Money Rates”. The line matured on March 17, 2009, and the debt is currently under the protection of the bankruptcy petition. The Chapter 11 Reorganization Plan has not yet been submitted for approval from the bankruptcy court therefore, the Company has not yet entered into credit arrangements with the lender. The note carries an additional 5% default rate, and is secured by a $250,000 life insurance policy on the CEO.	140,145	142,009

Unsecured promissory note, including accrued interest, carries an 8.5% interest rate, maturing on October 1, 2010. The debt is currently under the protection of the bankruptcy petition. The Chapter 11 Reorganization Plan has not yet been submitted for approval from the bankruptcy court therefore, the Company has not yet entered into credit arrangements with the lender.	15,686	15,686

Unsecured, interest free promissory note carries a 5% late fee penalty in the event the Company is more than 10 days late with monthly payments of $1,000 beginning on September 1, 2008, matured on June 6, 2009. Currently in default and under the protection of the bankruptcy petition. The Chapter 11 Reorganization Plan has not yet been submitted for approval from the bankruptcy court therefore, the Company has not yet entered into credit arrangements with the lender.	10,000	10,000

Unsecured note payable in default to a stockholder, with interest at 8%, and monthly principal and interest payments of $683, maturing on February 23, 2011. Currently in default.	17,006	17,006
Total notes payable	236,311	236,175
Less: liabilities subject to compromise	165,831	167,695
Less: current portion	70,480	68,480
Notes payable, less current portion	$-	$-

Note 8 – Convertible Debt

Convertible debt consists of the following at March 31, 2010 and December 31, 2009, respectively:

	March 31,	December 31,
	2010	2009

Unsecured convertible promissory note carries an 8.75% interest rate, matured on July 16, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.06 per share, whichever is greater. Currently in default.	$50,000	$50,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on December 26, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	10,000	10,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on December 15, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	10,000	10,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on December 15, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	5,000	5,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on May 11, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	10,000	10,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on April 30, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	5,000	5,000

Secured convertible promissory note carries an 8.00% interest rate, matures on December 5, 2010. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty eight percent (58%) of the average of the three lowest bid prices of the Company’s common stock over the ten (10) trading days prior to the conversion notice, as limited by the number of authorized shares available. The note is secured by a reserve of authorized and issuable shares of three times the number of shares that is actually issuable upon full conversion of the note. At March 31, 2010 the Company had 5,172,414 shares reserved. The note carries a twenty two percent (22%) interest rate in the event of default.
	50,000	-
Total convertible debt	140,000	90,000
Less: discount on beneficial conversion feature	32,665	-
Convertible debt	$107,335	$90,000

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

The aforementioned accounting treatment resulted in a total debt discount equal to $36,207. The discount is amortized over a nine month period, from the date of issuance until the stated redemption date of the debt.

According to the terms of the Convertible Promissory Notes, the number of shares that would be received upon conversion was 3,125,859 shares at March 31, 2010.

During the three months ended March 31, 2010, the Company recorded financial expenses in the amount of $3,542 attributed to the amortization of the aforementioned debt discount.

As of March 31, 2010, no shares were issued pursuant to debt conversion.

The Company recorded interest expense in the amount of $11,353 and $3,207 for the three months ended March 31, 2010 and 2009, respectively.

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

Common stock
During the three months ending March 31, 2010 the Company issued a total of 873,571 shares of common stock to six individual investors that had purchased the Company’s common stock prior to December 31, 2009, which was previously recorded as stock subscriptions payable in the total amount of $24,875.

During the three months ending March 31, 2010, CCI received $76,949 in exchange for a total of 3,191,428 shares of its $.001 par value common stock from a total of twenty one individual investors.

During the three months ending March 31, 2010, CCI received subscriptions payable of $17,000 from a total of two individual investors in exchange for a total of 533,332 shares of its $.001 par value common stock. The shares were subsequently issued in April of 2010.

On February 11, 2010, CCI issued 3,000,000 shares to the Company’s CEO, William H. Gray, in partial satisfaction of the April 2, 2009 acquisition of four entities under Mr. Gray’s control. The Company intends to issue an additional 3,734,858 shares to Mr. Gray as part of the acquisition in the near term.

 On January 12, 2010, CCI issued a subscription payable for 10,000,000 shares as payment on the acquisition of Voice Vision, Inc. The fair market value of the shares totaled $300,000 based on the closing stock price on the date of grant. The shares will be issued to shareholders of record as the certificates are submitted for exchange. No shares have been issued as of the date of this report.

Note 10 – Subsequent Events

Common stock

On April 1, 2010, CCI issued 333,332 shares of its $.001 par value common stock previously outstanding as a subscription payable.

On April 1, 2010, CCI sold 142,857 shares of its $.001 par value common stock for proceeds of $5,000 to an individual investor.

On April 2, 2010, CCI sold 100,000 shares of its $.001 par value common stock for proceeds of $5,000 to an individual investor.

On April 3, 2010, CCI sold 100,000 shares of its $.001 par value common stock for proceeds of $5,000 to an individual investor.

On April 8, 2010, CCI cancelled and returned to treasury 100,000 shares of its $.001 par value common stock previously held by a related party.

On April 19, 2010, CCI sold 100,000 shares of its $.001 par value common stock for proceeds of $5,000 to an individual investor.

On April 19, 2010, CCI sold 142,857 shares of its $.001 par value common stock for proceeds of $5,000 to an individual investor.

On April 20, 2010, CCI sold 100,000 shares of its $.001 par value common stock for proceeds of $5,000 to an individual investor.

On April 27, 2010, CCI sold 100,000 shares of its $.001 par value common stock for proceeds of $5,000 to an individual investor.

On May 17, 2010, CCI issued 200,000 shares of its $.001 par value common stock previously outstanding as a subscription payable.

In accordance with ASC 855-10, all subsequent events have been reported through the filing date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and plan of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report.  Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements”. Forward-looking statements may also be made in Competitive Companies’ other reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”) and in other documents. In addition, from time to time, Competitive Companies through its management may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Competitive Companies, Inc. (“CCI”)  undertakes no obligation to update or revise any forward-looking statements.

Business

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

On April 2, 2009, we entered into an acquisition agreement and plan of merger whereby the Company acquired 100% of the outstanding interest of four private companies under common control by the CEO of Competitive Companies, Inc. Pursuant to the share exchange agreement, Competitive Companies, Inc. (CCI) acquired 100% of the combined equity of DiscoverNet, Inc. (DNI), ICM, Inc. (ICMI), ICM, LLC (ICML), and DiscoverNet, LLC (DNL).

On January 12, 2010 we acquired Voice Vision, Inc. (“VVI”) in an effort to expand our voice over internet protocol (“VoIP”) services.  The acquisition is expected to enable us to expand our services to our existing customers and compete in a rapidly changing technological market place.  VVI has developed a video VoIP product that we expect to be able to bring to market in the near term.

These mergers provide us with valuable assets, sound management and a solid investor base that is an integral part of our business.

Management believes the communications network, management team and other assets acquired will enable the Company to enhance our business model and enable us to take advantage of opportunities in the fast changing telecommunications industry.

Results of Operations for the Three Months Ended March 31, 2010

The following table summarizes selected items from the statement of operations for the period ended March 31, 2010 compared to March 31, 2009.

INCOME:

	Three Months Ended March 31,		Increase/(Decrease)
	2010	2009	$	%

Revenue	$55,027	$90,300	$(35,273)	(39%)

Cost of Sales	62,320	81,498	(19,178)	(24%)

Gross Profit (Loss)	$(7,293)	$8,802	$(16,095)	(183%)

Gross Profit Percentage of Sales	(13%)	10%	-	(23%)

Revenues

Revenues for the three months ended March 31, 2010 were $55,027 compared to revenues of $90,300 for the three months ended March 31, 2009.  This resulted in a decrease in revenues of $35,273 or 39% when compared to the same period one year earlier. Regulations governed by the Federal Communications Commission were changed that allowed direct competitors to our telephone and cable services to compete with our customers in the apartment complexes that we service. As a result, we were unable to remain competitive with larger competitors and some of our customers switched providers and ultimately, we had to discontinue service to the apartment complexes during the third quarter of 2009 and rely on revenues solely from our newly acquired entities.

Cost of sales

Our cost of sales for the three months ended March 31, 2010 and 2009 was $62,320 and $81,498, a decrease of $19,178 or24% from $62,320. The decrease in our cost of sales during the three months ended March 31, 2010 compared to the same period in 2009, is a result of the cancellation of our California contracts with our apartment complex customers. We are continuing to eliminate underutilized circuits and have made continued efforts to continually manage and reduce costs, where applicable.

Gross profit percentage of revenue

As of the three months ended March 31, 2010, gross profit margins decreased by 23% from the prior year due to our inability to reduce cost of sales on a pro rata basis with our reduction in revenues. Our fixed costs supporting the infrastructure of our telephone and cable services could not be reduced  significantly . In addition, the expanded operations from California to Wisconsin as adopted with our acquisitions added significant costs of revenues. We expect to generate future revenues to compensate for the additional costs as we expand our operations.

EXPENSES:

	Three Months Ended March 31,		Increase/(Decrease)
	2010	2009	$	%
Expenses:
General and administrative	156,079	102,865	53,214	52%
Salaries and wages	26,821	47,209	(20,388)	(43%)
Consulting fees	-	10,448	(10,448)	(100%)
Depreciation	3,636	7,855	(4,219)	(54%)
Bad debt (recoveries)	(2,000)	(1,140)	860	75%
Total Expenses	184,536	167,237	17,299	10%

Net operating (loss)	(191,829)	(158,435)	33,394	21%

Impairment of goodwill	(373,018)	-	373,018	100%
Interest expense	(11,353)	(3,207)	8,146	254%
Forgiveness of Chapter 11 debt	8,097	-	8,097	100%
Professional fees on reorganization items	(975)	-	975	100%
Total other income (expenses)	(377,249)	(3,207)	374,042	11,663%

Net (loss)	(569,078)	(161,642)	(407,436)	252%

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2010 and 2009 were $156,079 and $102,865, an increase of $53,214, or 52%. The increase in our general and administrative expenses was a result of the additional costs incurred to support our additional offices acquired with our expanded operations.

Salaries and wages

Salaries and wages for the three and nine months ended March 31, 2010 and 2009 were $26,821 and $47,209, a decrease of $20,388, or 43%. The idecrease in salary expenses during the three months in 2010 was a result of the closure of our California offices and termination of the employees therein.

Consulting fees

Consulting fees for the three months ended March 31, 2010 and 2009 were $-0- and $10,448, a decrease of $10,448, or 100%. The decrease in consulting fees was a result of using less outsourced professional services as our revenues declined.

Depreciation

Depreciation expenses for the three months ended March 31, 2010 and 2009 were $3,636 and $7,855, an decrease of $4,219, or 54%.  The decrease is due to the disposal of assets no longer in service during the fourth quarter of 2009.

Bad debt

Bad debt expenses (recoveries) for the three months ended March 31, 2010 and 2009 were $(2,000) and $(1,140), an increase of $860, or 75%.  Our increase in bad debt (recoveries) during the three months in 2010 is a result of our increase in our allowance for doubtful accounts. As our accounts receivable aging increased and collectability became uncertain, we increased our allowance for doubtful accounts.

 Net operating (loss)

The net operating loss for the three months ended March 31, 2010 and 2009 was $(191,829) and $(158,435), an increase of $33,394, or 21%. Our increased loss was due to a significant decrease in revenues and additional costs associated with the expanded operations acquired in our mergers.

Other income (expense)

Other income (expense) for the three months ended March 31, 2010 and 2009 was $(365,896) and $-0-.  The amount of other income (expense) in the three months ended 2010 was due to a $975 bankruptcy filing charge and debt forgiveness income of $8,097 with regard to our recently acquired subsidiary, DiscoverNet, Inc, not present in the comparative three month period in 2009, as well as impairment of goodwill resulting from our 2010 acquistion of Voice Vision, Inc.

Interest expense

Interest expense for the three months ended March 31, 2010 and 2009 was $11,353 and $3,207. Our interest expense in 2010 was higher because of an increase in loans requiring interest payments and interest expense.

Net (loss)

Our net loss for the three months ended March 31, 2010 was $(569,078) and $(161,642), an increase of $407,436, or 252%. We continue to have a net loss and believe the loss will be reduced and profitability will be attained in the future as we bring our products to market. Our net loss was significantly greater during the three months ended March 31, 2010 compared to the same period in 2009 due to our one time goodwill impairment charges of $373,018 associated with our acquisition of Voice Vision, Inc. and the decline of revenues due to the cancellation of our services to apartment complexes within California.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2010 compared to December 31, 2009.

	March 31, 2010	December 31, 2009	Increase / (Decrease)
			$	%

Current Assets	59,029	26,594	32,435	122%

Current Liabilities	912,323	736,007	176,316	24%

Working (Deficit)	(853,294)	(709,413)	143,881	20%

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources. As of March 31, 2010, we had a working capital deficit of $(853,294). Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.

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

As of March 31, 2010, our cash balance was $42,131. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $(4,840,200) and a working capital deficit of $(853,294) at March 31, 2010, and have reported negative cash flows from operations over the last five years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of March 31, 2010, we had four full-time employees. Currently, there are no organized labor agreements or union agreements between us and our employees.

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

Recently Issued Accounting Standards

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements.  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements.  Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated.  This ASU is effective upon the issuance of this ASU.  The adoption of this ASU did not have a material impact on our financial statements.

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”).  Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors.  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively.  Early adoption is permitted.  We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

This item in not applicable as we are currently considered a smaller reporting company.

Item 4. Controls and Procedures.

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

Our net losses for the three months ended March 31, 2010 and 2009 were $(569,078) and $(161,642). As of March 31, 2010, we had $42,131 in cash available to finance our operations and a working capital deficit of $(853,294). Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of securities and recent loans from an officer to satisfy working capital requirements. We will continue to be dependent upon the proceeds of future private or public offerings to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy. There can be no assurance that we will be able to raise the necessary capital to continue operations.

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

We will require additional funds to expand our operations and believe the current cash on hand and the other sources of liquidity will not be sufficient enough to fund our operations through fiscal 2010. We anticipate that we will require approximately $1,000,000 to $2,000,000 to fund our continued operations for fiscal 2010 as well as be able to close on the intended acquisitions, depending on revenue from operations.

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

We may consider acquisitions of assets or other business. Any acquisition involves a number of risks that could fail to meet our expectations and adversely affect our profitability. For example:

●	The acquired assets or business may not achieve expected results;

●	We may incur substantial, unanticipated costs, delays or other operational or financial problems when integrating the acquired assets;

●	We may not be able to retain key personnel of an acquired business;

●	Our management’s attention may be diverted; or

●	Our management may not be able to manage the acquired assets or combined entity effectively or to make acquisitions and grow our business internally at the same time.

If these problems arise we may not realize the expected benefits of an acquisition.

Without realization of additional capital, it would be unlikely for us to continue as a going concern.

As a result of our deficiency in working capital at March 31, 2010 and other factors, our independent auditors have indicated that there is substantial doubt about our ability to continue as a going concern over the next twelve months. The financial statements do not include any adjustments as a result of this uncertainty. The going concern qualification may adversely impact our ability to raise the capital necessary for the continuation of operations.

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

Since our common stock is a “penny stock,” as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment of our common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

●	Deliver to the customer, and obtain a written receipt for, a disclosure document;

●	Disclose certain price information about the stock;

●	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

●	Send monthly statements to customers with market and price information about the penny stock; and

●	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

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

Item 2. Unregistered Sales of Equity Securities.

During the three months ending March 31, 2010 the Company issued a total of 873,571 shares of common stock to six individual investors that had purchased the Company’s common stock prior to December 31, 2009, which was previously recorded as stock subscriptions payable in the total amount of $24,875.

During the three months ending March 31, 2010, CCI received $76,949 in exchange for a total of 3,191,428 shares of its $.001 par value common stock from a total of twenty one individual investors.

During the three months ending March 31, 2010, CCI received subscriptions payable of $17,000 from a total of two individual investors in exchange for a total of 533,332 shares of its $.001 par value common stock. The shares were subsequently issued in April of 2010.

On February 11, 2010, CCI issued 3,000,000 shares to the Company’s CEO, William H. Gray, in partial satisfaction of the April 2, 2009 acquisition of four entities under Mr. Gray’s control. The Company intends to issue an additional 3,734,858 shares to Mr. Gray as part of the acquisition in the near term.

All of these shares were issued in reliance upon an exemption from the securities registration afforded by the provisions of Section 4(2) and/or Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended March 31, 2010.

Item 4. (Remove and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant toSection 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPETITIVE COMPANIES, INC.

By: /S/ William Gray
      William Gray,
      Chief Executive Officer

Date: May 20, 2010