Form 10-Q/A
period 2010-03-31
COMPETITIVE COMPANIES INC
filed 2010-07-09
CIK 1161706

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

/_/     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
         ACT OF 1934

                        COMMISSION FILE NUMBER 333-76630

                           COMPETITIVE COMPANIES, INC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                                     65-1146821
--------------------------------          --------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

      19206 HUEBNER ROAD, SUITE 202
          SAN ANTONIO, TEXAS                                 78258
-------------------------------------------   ----------------------------------
(Address of principal executive offices)                   (Zip Code)

                                 (210) 233-8980
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           Yes /X/    No /_/

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                                           Yes /_/    No /_/

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Ruble 12b-2 of the Exchange Act.

Large accelerated filer  /_/                    Accelerated filer  /_/

Non-accelerated filer  /_/                      Smaller reporting company  /X/
(Do not check if a smaller
 reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                           Yes  /_/   No  /X/

The number of shares of Common Stock, $0.001 par value, outstanding on May 19, 2010, was 107,029,858 shares.

                           COMPETITIVE COMPANIES, INC.
                                   FORM 10-Q/A
                                 March 31, 2010
                                      INDEX



ITEM 6.  EXHIBITS                                                            1

ITEM 6. EXHIBITS.

EXHIBIT        DESCRIPTION
   NO.
----------     -----------------------------------------------------------------
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

         COMPETITIVE COMPANIES, INC.
-------------------------------------------------
                 (Registrant)



By: /s/ William Gray
-------------------------------------------------
      William Gray,
      Chief Executive Officer (On behalf of
      the registrant and as principal accounting
      officer)

Date: July 1, 2010