Form 10-Q
period 2010-06-30
COMPETITIVE COMPANIES INC
filed 2010-08-20
CIK 1161706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 20, 2010, there were 119,921,008 shares outstanding of the registrant’s common stock.

COMPETITIVE COMPANIES, INC.

FORM 10-Q

June 30, 2010

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Competitive Companies, Inc.
(Debtor-in-Possession)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
Assets	(Unaudited)

Current assets:
Cash	$10,087	$10,133
Accounts receivable, net of allowance of $15,000 and $9,000 at
June 30, 2010 and December 31, 2009, respectively	7,981	13,611
Prepaid expenses	2,850	2,850
Total current assets	20,918	26,594

Property and equipment, net	22,667	29,745

Other assets:
Deposits	-	1,366

Total assets	$43,585	$57,705

Liabilities and Stockholders' (Deficit)

Liabilities Not Subject to Compromise
Current liabilities:
Accounts payable and accrued expenses	$740,631	$538,975
Deferred revenues	25,922	38,552
Short term notes payable	68,480	68,480
Convertible debt, net of discounts of $41,198 and $-0- at
June 30, 2010 and December 31, 2009, respectively	123,802	90,000
Total current liabilities	958,835	736,007

Liabilities Subject to Compromise (a)	380,421	390,075

Total liabilities	1,339,256	1,126,082

Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized:
Class A convertible, no shares issued and
outstanding with no liquidation value	-	-
Class B convertible, 1,495,436 shares issued and
outstanding with no liquidation value	1,495	1,495
Class C convertible, 1,000,000 shares issued and
outstanding with no liquidation value	1,000	1,000
Common stock, $0.001 par value, 500,000,000 shares authorized,
112,047,578 and 98,745,813 shares issued and outstanding
at June 30, 2010 and December 31, 2009, respectively	112,048	98,746
Additional paid-in capital	3,315,697	2,710,583
Subscription payable, 10,240,715 and 8,194,506 shares
at June 30, 2010 and December 31, 2009, respectively	311,161	390,921
Accumulated (deficit)	(5,037,072)	(4,271,122)
Total stockholders' (deficit)	(1,295,671)	(1,068,377)

Total liabilities and stockholders' (deficit)	$43,585	$57,705

(a) Liabilities subject to compromise consist of the following:
Line of credit secured by a $250,000 life insurance policy	$140,457	$142,009
Subordinated debentures, 8.5%	15,686	15,686
Subordinated debentures, 5%	10,000	10,000
Trade payables and other miscellaneous claims	214,278	222,380
	$380,421	$390,075

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc.
(Debtor-in-Possession)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	$53,003	$69,240	$108,030	$159,540
Cost of sales	58,918	148,073	121,238	229,571

Gross profit (loss)	(5,915)	(78,833)	(13,208)	(70,031)

Expenses:
General and administrative	135,215	105,801	291,294	208,666
Salaries and wages	27,115	106,618	53,936	153,827
Consulting fees	-	379	-	10,827
Depreciation	3,442	12,820	7,078	20,675
Bad debts (recoveries)	(1,000)	48,530	(3,000)	47,390
Total operating expenses	164,772	274,148	349,308	441,385

Net operating loss	(170,687)	(352,981)	(362,516)	(511,416)

Other income (expenses):
Impairment of goodwill	-	-	(373,018)	-
Other income	-	4,196	-	4,196
Interest expense	(25,535)	(4,864)	(36,888)	(8,071)
Total other income (expenses)	(25,535)	(668)	(409,906)	(3,875)

Net loss before reorganization items	(196,222)	(353,649)	(772,422)	(515,291)
Forgiveness of chapter 11 debt	-	-	8,097	-
Professional fees	(650)	-	(1,625)	-

Net (loss)	$(196,872)	$(353,649)	$(765,950)	$(515,291)

Weighted average number of common shares
outstanding - basic and fully diluted	107,381,387	82,853,908	105,105,616	74,027,462

Net (loss) per share - basic and fully diluted	$-	$-	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc.
(Debtor-in-Possession)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended
	June 30,
	2010	2009

Cash flows from operating activities
Net (loss) before reorganization items	$(772,422)	$(515,291)
Adjustments to reconcile net (loss) to
net cash (used in) operating activities:
Provision for bad debts (recoveries)	(3,000)	47,390
Depreciation	7,078	20,675
Impairment of goodwill	373,018	-
Amortization of beneficial conversion feature	20,009	3,228
Common stock issued for services	15,000	-
Decrease (increase) in assets:
Accounts receivable	8,630	40,596
Prepaid expenses	-	(1,075)
Deposits	1,366	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	123,784	223,701
Deferred revenues	(12,630)	-
Net cash used in operating activities
before reorganization items	(239,167)	(180,776)
Debt forgiveness on prepetition liabilities	8,097	-
Professional fees paid for services rendered in
connection with the Chapter 11 proceeding	(1,625)	-
Net cash used in operating activities	(232,695)	(180,776)

Cash flows from investing activities
Purchase of equipment	-	(9,987)
Cash acquired in merger	-	25,273
Net cash provided by investing activities	-	15,286

Cash flows from financing activities
Proceeds from short term and convertible debt	77,000	55,000
Principal payments on short term debt	(2,000)	(4,500)
Proceeds from sale of common stock	162,449	110,974
Principal payments on prepetition debt	(4,800)	-
Net cash provided by financing activities	232,649	161,474

Net increase (decrease) in cash	(46)	(4,016)
Cash - beginning	10,133	23,340
Cash - ending	$10,087	$19,324

Supplemental disclosures:
Interest paid	$3,248	$6,298
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Value of shares issued for subscriptions payable	$388,260	$114,014
Beneficial conversion feature on short term debt	$61,207	$-
Value of shares payable for the acquisition of Voice Vision, Inc.	$300,000	$-
Cancellation of common stock	$100	$-

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

Note 2 – Going Concern

Our condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $5,037,072 and a working capital deficit of $937,917 at June 30, 2010, and have reported negative cash flows from operations over the last five years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

Competitive Companies, Inc
Notes to Financial Statements
(Unaudited)

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

Note 3 – Petition for Relief under Chapter 11 (Involuntarily transferred to a case under Chapter 7 on July 9, 2010)

On May 5, 2009, DiscoverNet, Inc., a wholly owned subsidiary of the Company, (the "Debtor") filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Western District of Wisconsin, which was subsequently converted to a case under Chapter 7 on July 9, 2010. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. These claims are reflected in the June 30, 2010, balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's property, plant, and equipment.

The Debtor has received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including employee wages and product warranties. The Debtor has determined that there is insufficient collateral to cover the interest portion of scheduled payments on its prepetition debt obligations. Contractual interest on those obligations amounts to $5,992, which is $2,744 in excess of reported interest expense; therefore, the debtor has discontinued accruing interest on these obligations. Refer to Note 7 for a discussion of the credit arrangements entered into subsequent to the Chapter 11 filings. A plan of reorganization has not yet been developed and accepted by the bankruptcy court.

As such, the Company has presented the financial statements and disclosures as a Debtor-in-Possession in accordance with FASB ASC 852-10-15, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”.

Competitive Companies, Inc
Notes to Financial Statements
(Unaudited)

Note 4 – Business Combinations

Acquisition – January 12, 2010
On January 12, 2010, the Company entered into a share exchange agreement and plan of merger whereby the Company acquired 100% of the outstanding interest of Voice Vision, Inc., a California corporation in the Voice over internet Protocol business (“VoiP”). Pursuant to the share exchange agreement, Competitive Companies, Inc. (“CCI”) acquired 100% of the outstanding equity of Voice Vision, Inc. (“VVI”) in exchange for ten million (“10,000,000”) shares of CCI’s common stock on a 1.91245 to 1 basis (i.e. one share of CCI common stock for every 1.91245 outstanding shares of VVI’s common stock).  The fair market value of the CCI shares was $300,000 based on the closing stock price on January 12, 2010, the date of grant.

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

1The fair value of the 10,000,000 shares of common stock issued as consideration paid for 100% of VVI was determined on the basis of the closing market price of CCI’s common shares on the grant date of January 12, 2010.

2The consideration paid in excess of the fair value of assets acquired and liabilities assumed has been recorded as goodwill and expensed due to impairment.

Management believes that the sales and development team, and technology acquired from Voice Vision will enable the Company to enhance its business model and increase its revenue stream while keeping pace with the rapidly changing technology through the video phone product developed by VVI.

Acquisitions - April 2, 2009
On April 2, 2009, the Company entered into a share exchange agreement and plan of merger whereby the Company acquired 100% of the outstanding interest of four private companies under common control by the CEO of Competitive Companies, Inc. Pursuant to the share exchange agreement, Competitive Companies, Inc. (CCI) acquired 100% of the combined equity of DiscoverNet, Inc. (DNI), Innovation Capital Management, Inc. (ICMI), Innovation Capital Management, LLC (ICML), and DiscoverNet, LLC (DNL) in exchange for stock on a 10 to 1 basis, resulting in the issuance of 31,102,740 shares of CCI’s common stock.  The fair market value of the shares was $1,555,137 based on the closing stock price on April 2, 2009, the date of grant.

Competitive Companies, Inc
Notes to Financial Statements
(Unaudited)

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

1The fair value of the 31,102,740 common shares issued as consideration paid for 100% of DNI, ICMI, ICML & DNL was determined on the basis of the closing market price of CCI’s common shares on the grant date of April 2, 2009.

2The consideration paid in excess of the fair value of assets acquired and liabilities assumed has been allocated towards additional paid in capital due to the related party nature of the companies acquired (under common management by the Company’s CEO, William Gray).

The unaudited supplemental pro forma results of operations of the combined entity had the date of the acquisitions been January 1, 2010 or January 1, 2009 are as follows:

	Combined Pro Forma:
	For the six months ended June 30, 2010	For the six months ended June 30, 2009

Expenses:
Revenue	$108,030	$274,390
Cost of sales	121,238	244,856
Gross profit (loss)	(13,208)	29,534

Operating expenses	349,308	669,400

Net operating (loss)	(362,516)	(639,866)

Other income (expense)	(403,434)	(22,050)

Net (loss)	$(765,950)	$(661,916)

Weighted average number of common shares
Outstanding – basic and fully diluted	105,785,174	94,987,013

Net (loss) per share – basic and fully diluted	$(0.01)	$(0.01)

Competitive Companies, Inc
Notes to Financial Statements
(Unaudited)

Management believes the communications network, management team and other assets acquired will enable the Company to enhance its business model and enable the Company to take advantage of opportunities in the fast changing telecommunications industry.

Note 5 – Related Party

On June 30, 2010, CCI issued 3,734,858 shares to the Company’s CEO, William H. Gray, in satisfaction of the remaining outstanding shares owed to Mr. Gray in accordance with the April 2, 2009 acquisition of four entities under Mr. Gray’s control.

On April 8, 2010, CCI cancelled and returned to treasury 100,000 shares of its $.001 par value common stock previously held by a wholly owned subsidiary.

On February 11, 2010, CCI issued 3,000,000 shares to the Company’s CEO, William H. Gray, in partial satisfaction of the April 2, 2009 acquisition of four entities under Mr. Gray’s control.

From time to time the Company has received loans from its Chief Executive Officer, William Gray. The total of the unsecured, interest free, demand notes was $1,474 and $1,474 at June 30, 2010 and December 31, 2009, respectively.

Note 6 – Property and equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2010	2009

Telecommunication equipment and computers	$29,666	$29,666
Furniture and fixtures	47,383	47,383
Software	3,200	19,647
	80,249	96,696

Less accumulated depreciation	(57,582)	(66,951)
	$22,667	$29,745

Depreciation expense totaled $7,078 and $20,675 for the six months ending June 30, 2010 and 2009, respectively. On March 31, 2010 the Company disposed of $16,447 of fully depreciated assets that were no longer in service. No gain or loss resulted from the disposal.

Note 7 – Short Term Debt

Short term debt consists of the following at June 30, 2010 and December 31, 2009, respectively:

Competitive Companies, Inc
Notes to Financial Statements
(Unaudited)

	June 30,	December 31,
	2010	2009

Related party, unsecured promissory note, interest free, due on demand.	$1,474	$1,474

Unsecured promissory note carries an 8% interest rate, matured on March 2, 2010. Currently in default.	30,000	30,000

Unsecured promissory note carries an 8% interest rate, matured on June 15, 2009. Currently in default.	10,000	10,000

Unsecured promissory note carries an 8% interest rate, matured on June 15, 2009. Currently in default.	10,000	10,000

Secured line of credit, including accrued interest, carries a variable interest rate at 2.25% above “Money Rates”. The line matured on March 17, 2009, and the debt is currently under the protection of the bankruptcy petition. The Chapter 11 Reorganization Plan was converted to a case under Chapter 7 on July 9, 2010. The note carries an additional 5% default rate, and is secured by a $250,000 life insurance policy on the CEO.	140,457	142,009

Unsecured promissory note, including accrued interest, carries an 8.5% interest rate, maturing on October 1, 2010. The debt is currently under the protection of the bankruptcy petition. The Chapter 11 Reorganization Plan was converted to a case under Chapter 7 on July 9, 2010.	15,686	15,686

Unsecured, interest free promissory note carries a 5% late fee penalty in the event the Company is more than 10 days late with monthly payments of $1,000 beginning on September 1, 2008, matured on June 6, 2009. Currently in default and under the protection of the bankruptcy petition. The Chapter 11 Reorganization Plan was converted to a case under Chapter 7 on July 9, 2010.	10,000	10,000

Unsecured note payable in default to a stockholder, with interest at 8%, and monthly principal and interest payments of $683, maturing on February 23, 2011. Currently in default.	17,006	17,006
Total notes payable	234,623	236,175
Less: liabilities subject to compromise	166,143	167,695
Less: current portion	68,480	68,480
Notes payable, less current portion	$-	$-

Competitive Companies, Inc
Notes to Financial Statements
(Unaudited)

Note 8 – Convertible Debt

Convertible debt consists of the following at June 30, 2010 and December 31, 2009, respectively:

	June 30,	December 31,
	2010	2009

Unsecured convertible promissory note carries an 8.75% interest rate, matured on July 16, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.06 per share, whichever is greater. Currently in default.	$50,000	$50,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on December 26, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	10,000	10,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on December 15, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	10,000	10,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on December 15, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	5,000	5,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on May 11, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	10,000	10,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on April 30, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	5,000	5,000

Secured convertible promissory note carries an 8.00% interest rate, matures on December 5, 2010. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty eight percent (58%) of the average of the three lowest bid prices of the Company’s common stock over the ten (10) trading days prior to the conversion notice, or the greater of $0.0001 per share. The note is secured by a reserve of authorized and issuable shares of three times the number of shares that is actually issuable upon full conversion of the note. At June 30, 2010 the Company had 5,172,414 shares reserved. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares.
	50,000	-

Secured convertible promissory note carries an 8.00% interest rate, matures on February 11, 2010. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty eight percent (50%) of the average of the three lowest bid prices of the Company’s common stock over the ten (10) trading days prior to the conversion notice, or the greater of $0.0001 per share. The note is secured by a reserve of authorized and issuable shares of three times the number of shares that is actually issuable upon full conversion of the note. At June 30, 2010 the Company had 24,999,999 shares reserved. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares.
	25,000	-
Total convertible debt	165,000	90,000
Less: unamortized discount on beneficial conversion feature	41,198	-
Convertible debt	$123,802	$90,000

Competitive Companies, Inc
Notes to Financial Statements
(Unaudited)

In addition, the Company recognized and measured the embedded beneficial conversion feature present in the convertible debts by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital. The intrinsic value of the feature was calculated on the commitment date using the effective conversion price of the convertible debt. This intrinsic value is limited to the portion of the proceeds allocated to the convertible debt.

The aforementioned accounting treatment resulted in a total debt discount equal to $61,207. The discount is amortized over a nine month period, from the date of issuance until the stated redemption date of the debt.

The two convertible notes, totaling $75,000 that created the beneficial conversion feature carry default provisions that place a (”maximum share amount”) on the note holders. The maximum share amount that can be owned as a result of the conversions to common stock by the note holders is 4.99% of the issued and outstanding shares of CCI. In the event that the lenders’ holdings exceed that threshold, the borrower shall pay to the note holder, within fifteen (15) business days an amount equal to 150% of the sum of (a) the then outstanding principal amount of the note, plus (b) accrued and unpaid interest, and (c) accrued and unpaid default interest.

According to the terms of the Convertible Promissory Notes, the number of shares that would be received upon conversion was 11,149,189 shares at June 30, 2010.

During the six months ended June 30, 2010, the Company recorded financial expenses in the amount of $20,009 attributed to the amortization of the aforementioned debt discount.

As of June 30, 2010, no shares were issued pursuant to debt conversion.

The Company recorded interest expense in the amount of $36,888 and $8,071 for the six months ended June 30, 2010 and 2009, respectively.

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

Common stock
On June 30, 2010, CCI issued 3,734,858 shares to the Company’s CEO, William H. Gray, in satisfaction of the remaining outstanding shares owed to Mr. Gray in accordance with the April 2, 2009 acquisition of four entities under Mr. Gray’s control that had been outstanding as subscriptions payable.

Competitive Companies, Inc
Notes to Financial Statements
(Unaudited)

On June 30, 2010, CCI issued a total of 532,862 shares to three individuals in accordance with the April 2, 2009 acquisition of four entities under Mr. Gray’s control that had been outstanding as subscriptions payable.

During the three months ending June 30, 2010, CCI received subscriptions payable of $8,500 from a total of two individual investors in exchange for a total of 187,500 shares of its $.001 par value common stock. The shares were subsequently issued in August of 2010.

During the three months ending June 30, 2010, CCI received $60,000 in exchange for a total of 1,285,714 shares of its $.001 par value common stock from a total of eight individual investors.

During the three months ending June 30, 2010 the Company issued a total of 533,332 shares of common stock to two individual investors that had purchased the Company’s common stock prior to March 31, 2010, which was previously recorded as stock subscriptions payable in the total amount of $17,000.

On April 8, 2010, CCI cancelled and returned to treasury 100,000 shares of its $.001 par value common stock previously held by a wholly owned subsidiary.

On April 1, 2010 the Company issued 250,000 shares of restricted common stock to a consultant for business development services provided. The total fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant.

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

On February 11, 2010, CCI issued 3,000,000 shares to the Company’s CEO, William H. Gray, in partial satisfaction of the April 2, 2009 acquisition of four entities under Mr. Gray’s control. The Company issued the remaining 3,734,858 shares to Mr. Gray on June 30, 2010 as part of the acquisition.

On January 12, 2010, CCI issued a subscription payable for 10,000,000 shares as payment on the acquisition of Voice Vision, Inc. The fair market value of the shares totaled $300,000 based on the closing stock price on the date of grant. The shares will be issued to shareholders of record as the certificates are submitted for exchange. No shares have been issued as of the date of this report.

Competitive Companies, Inc
Notes to Financial Statements
(Unaudited)

Note 10 – Subsequent Events

Common stock
On July 6, 2010, CCI sold 400,000 shares of its $.001 par value common stock for proceeds of $20,000 to an individual investor.

On July 6, 2010, CCI sold 500,000 shares of its $.001 par value common stock for proceeds of $25,000 to an individual investor.

On July 6, 2010, CCI sold 500,000 shares of its $.001 par value common stock for proceeds of $25,000 to an individual investor.

On July 7, 2010, CCI sold 400,000 shares of its $.001 par value common stock for proceeds of $20,000 to an individual investor.

On July 7, 2010, the Company issued 285,715 shares of free trading common stock to the Company’s securities counsel for legal services rendered. The total fair value of the common stock was $31,429 based on the closing price of the Company’s common stock on the date of grant.

On July 8, 2010, CCI sold 80,000 shares of its $.001 par value common stock for proceeds of $5,000 to an individual investor.

On July 26, 2010, CCI sold 92,000 shares of its $.001 par value common stock for proceeds of $5,000 to an individual investor.

On August 1, 2010, CCI issued 87,500 shares of its $.001 par value common stock previously outstanding as a subscription payable in the amount of $5,000.

On August 16, 2010, CCI issued 53,215 shares to an individual in accordance with the April 2, 2009 acquisition of four entities under Mr. Gray’s control that had been outstanding as subscriptions payable. All unissued shares pursuant to the acquisition have now been issued with this final issuance.

On August 16, 2010, CCI issued 100,000 shares of its $.001 par value common stock previously outstanding as a subscription payable in the amount of $3,500.

On August 16, 2010 the Company issued 5,250,000 shares of restricted common stock to a former CEO for business development services provided. The total fair value of the common stock was $577,500 based on the closing price of the Company’s common stock on the date of grant.

On August 16, 2010, CCI sold 125,000 shares of its $.001 par value common stock for proceeds of $5,000 to an individual investor.

Debt financing
On July 9, 2010, the Company issued a secured convertible promissory note that carries an 8.00% interest rate, maturing on March 28, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at the greater of fifty percent (50%) of the average of the three lowest bid prices of the Company’s common stock over the ten (10) trading days prior to the conversion notice, or $0.0001 per share. The note is secured by a reserve of authorized and issuable shares of three times the number of shares that is actually issuable upon full conversion of the note. Accordingly, the Company reserved 75,000,000 shares upon execution of the agreement. The note carries a twenty two percent (22%) interest rate in the event of default.

Competitive Companies, Inc
Notes to Financial Statements
(Unaudited)

On July 1, 2010, the Company issued a promissory note in the amount of $30,155.28 in satisfaction of outstanding accounts payable owed to Graham Riverside, LLC for unpaid rental payments.  The promissory note carries an 8.00% interest rate, maturing on December 1, 2010, with five (5) monthly principal payments of $1,363.84, and a final lump sum payment of $24,263.21 due upon maturity at December 1, 2010.

Employment agreements
On August 1, 2010, CCI entered into a three year employment agreement with the Company’s CEO, William Gray. The terms of the agreement include a fixed annual salary of $120,000, payable bi-monthly, with annual increases of 7%, effective on January 1st of each year. In addition, Mr. Gray was granted a monthly automobile allowance of $500. The Company may elect to satisfy payment in shares of common stock in lieu of cash on a monthly basis using the average closing price for the 20 consecutive trading days immediately preceding the end of the month.

On July 1, 2010, CCI entered into an employment agreement with the Company’s President, Dr. Raymond Powers. The terms of the agreement include a fixed annual salary of $60,000, payable bi-monthly. Dr. Powers’ employment is “at will” and is terminable by either party upon notice. The Company may elect to satisfy payment in shares of common stock in lieu of cash on a monthly basis using the average closing price for the 20 consecutive trading days immediately preceding the end of the month.

On July 1, 2010, CCI entered into an employment agreement with the Company’s Sr. Manager of Operations and Business Development, Larry Willes. The terms of the agreement include a fixed annual salary of $90,000, payable bi-monthly. Mr. Willes’ employment is “at will” and is terminable by either party upon notice. The Company may elect to satisfy payment in shares of common stock in lieu of cash on a monthly basis using the average closing price for the 20 consecutive trading days immediately preceding the end of the month.

Subsidiary formation
On July 23, 2010, the Board of Directors approved the formation of a wholly owned subsidiary of Competitive Companies, Inc. under the laws of the State of Wisconsin. The entity, named “Wireless Wisconsin LLC”, was formed to extend wireless internet services to rural Wisconsin residents.

Board of director resignation
On July 21, 2010, the former CEO, Jerald L. Woods, resigned from the Board of Directors. No replacement has been identified as of the date of this filing.

Chapter 7 – DiscoverNet, Inc.
On July 9, 2010, DiscoverNet, Inc, a wholly owned subsidiary of Competitive Companies, Inc. had their Chapter 11 bankruptcy modified to an involuntary case under Chapter 7 of the bankruptcy laws within the State of Wisconsin. Specific details on the liquidation process have not yet been determined.

In accordance with ASC 855-10, all subsequent events have been reported through the filing date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and plan of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report.  Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements”. Forward-looking statements may also be made in Competitive Companies, Inc.’s other reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”) and in other documents. In addition, from time to time, Competitive Companies, Inc. through its management may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Competitive Companies, Inc. (“CCI” or the “Company”) undertakes no obligation to update or revise any forward-looking statements.

Business

CCI is a Nevada corporation that acts as a holding company for its operating subsidiaries, as follows: (a) Competitive Communications, Inc. (“Competitive Communications”), which is an approved and regulated local and long distance telephone company, (b) CCI Residential Services Inc. (“CCI Residential”), which is a non-regulated telephone company providing local and long distance telephone, high-speed Internet, and cable television service to large apartment complexes, (c) DiscoverNet, Inc. (“DiscoverNet”), a company providing web hosting, dial-up, wireless and DSL Internet services to businesses and residents within various markets throughout Wisconsin, the United States and Puerto Rico, (d) DiscoverNet of Wisconsin, LLC (“DiscoverNet, LLC”), a dormant entity available for future projects, (e) Innovation Capital Management, Inc. (“ICM, Inc.”), a company that focuses on raising capital and developing joint ventures and acquisitions, and (f) Innovation Capital Management, LLC (“ICM, LLC”), a company that maintains management office operations.

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

Due to increased competition and our customers’ expanded use of cellular telephones as their primary home telephone, we discontinued servicing apartment complexes in California and Alabama during 2009.  As a result, we closed our office in California and moved our headquarters to San Antonio, Texas.  The transition has enabled us to shift our focus to more contemporary revenue sources, such as web hosting, dial-up, wireless and DSL Internet services.

On April 2, 2009, we entered into an acquisition agreement and plan of merger whereby the Company acquired 100% of the outstanding interest of four private companies under common control by the Chief Executive Officer of CCI.  Pursuant to the share exchange agreement, CCI acquired 100% of the combined equity of DiscoverNet, Inc., ICM, Inc., ICM, LLC and DiscoverNet, LLC.

On January 12, 2010 we acquired Voice Vision, Inc. (“VVI”) in an effort to expand our voice over internet protocol (“VoIP”) services.  The acquisition is expected to enable us to expand our services to our existing customers and compete in a rapidly changing technological market place.  VVI has developed a video VoIP product that we expect to be able to bring to market in the future.

Management believes that these mergers provide us with valuable assets, sound management and a solid investor base that is an integral part of our business.

Management believes the communications network, management team and other assets acquired will enable the Company to enhance our business model and enable us to take advantage of opportunities in the fast changing telecommunications industry.

Results of Operations for the Three and Six Months Ended June 30, 2010 Compared to the Three and Six Months Ended June 30, 2009.

INCOME:

	For the Three		For the Six
	Months Ended		Months Ended		Increase / (Decrease)
	June 30,		June 30,		2010 Compared to 2009
	2010	2009	2010	2009	Three Months		Six Months

Revenue	$53,003	$69,240	$108,030	$159,540	$(16,237)	(23%)	$(51,510)	(32%)
Cost of sales	58,918	148,073	121,238	229,571	(89,155)	(60%)	(108,333)	(47%)

Gross profit (loss)	$(5,915)	$(78,833)	$(13,208)	$(70,031)	$(72,918)	(92%)	$(56,823)	(81%)

Percentage of revenue	(11%)	(114%)	(12%)	(44%)	-	103%	-	32%

Revenues

Revenues for the three and six months ended June 30, 2010 were $53,003 and $108,030 compared to revenues of $69,240 and $159,540 for the three and six months ended June 30, 2009.  This resulted in a decrease in revenues of $16,237 or 23% for the three months ended June 30, 2010 compared to the same period in 2009, and a decrease in revenues of $51,510 or 32% for the six months ended June 30, 2010 compared to the same period in 2009.  Regulations governed by the Federal Communications Commission were changed that allowed direct competitors to our telephone and cable services to compete with our customers in the apartment complexes that we service.  As a result, we were unable to remain competitive with larger competitors and some of our customers have switched providers and ultimately, we had to discontinue service to the apartment complexes during the third quarter of 2009 and rely on revenues solely from entities acquired in April of 2009.  We are continuing to seek out expansion opportunities through technological growth, as well as acquisition targets.

Cost of sales

Our cost of sales for the three and six months ended June 30, 2010 was $58,918 and $121,238, respectively, compared to $148,073 and $229,571 for the three and six months ended June 30, 2009, respectively, a decrease of $89,155 or 60% and $108,333 or 47% for the three and six month periods, respectively.  The decrease in our cost of sales is a result of our acquisitions and shift to their service providers.  We are continuing to eliminate underutilized circuits and have made continued efforts to continually manage and reduce costs, where applicable.

Gross profit percentage of revenue

As of the six months ended June 30, 2010, gross profit margins improved by 103% from the prior year due to our ability to reduce cost of sales on more than a pro rata basis with our reduction in revenues.  Our fixed costs supporting the infrastructure of our telephone and cable services were reduced by completely cutting off services to our apartment complexes in California.  In addition, the expanded operations from California to Wisconsin, as adopted with our acquisitions, have enabled us to operate at better margins than we were able to obtain in California.  Overall our gross profit has improved as a result of being able to better manage our cost of sales in relation to our decrease in revenues.

EXPENSES:

For the Three	For the Six
Months Ended	Months Ended	Increase / (Decrease)
June 30,	June 30,	2010 Compared to 2009
2010	2009	2010	2009	Three Months	Six months
Expenses:
General and administrative	$135,215	$105,801	$291,294	$208,666	$29,414	28%	$82,628	40%
Salaries and wages	27,115	106,618	53,936	153,827	(79,503)	(75%)	(99,891)	(65%)
Consulting fees	-	379	-	10,827	(379)	(100%)	(10,827)	(100%)
Depreciation	3,442	12,820	7,078	20,675	9,378	(73%)	(13,597)	(66%)
Bad debts (recoveries)	(1,000)	48,530	(3,000)	47,390	(49,530)	(102%)	(50,390)	(106%)
Total operating expenses	164,772	274,148	349,308	441,385	(109,376)	(40%)	(92,077)	(21%)

Net operating (loss)	(170,687)	(352,981)	(362,516)	(511,416)	(182,294)	(52%)	(148,900)	(29%)

Other income (expenses):
Impairment of goodwill	-	-	(373,018)	-	-	-	(373,018)	(100%)
Other income	-	4,196	-	4,196	(4,196)	(100%)	(4,196)
Interest expense	(25,535)	(4,864)	(36,888)	(8,071)	(20,671)	425	%-	(28,817)	357%
Forgiveness of
Chapter 11 debt	-	-	8,097	-	-	-	8,097	100%
Professional fees	(650)	-	(1,625)	-	(650)	100%	(1,625)	100%
Total other income (expenses)	(26,185)	(668)	(403,434)	(3,875)	(25,517)	(3,820%)	(399,559)	10,311%

Net (loss)	$(196,872)	$(353,649)	$(765,950)	$(515,291)	$(156,777)	(44%)	$250,659	49%

General and administrative expenses

General and administrative expenses for the three and six months ended June 30, 2010, respectively, were $135,215 and $291,294, respectively, an increase of $29,414, or 28%, from $105,801 for the three months ended June 30, 2009 and an increase of $82,628, or 40%, from $208,666 for the six months ended June 30, 2009.  The increase in our general and administrative expenses was a result of the additional costs incurred to support our additional offices acquired with our expanded operations, including increased legal and professional fees necessary to support our expansion.

Salaries and wages

Salaries and wages for the three and six months ended June 30, 2010 were $27,115 and $53,936, respectively, a decrease of $79,503, or 75%, from $106,618 for the three months ended June 30, 2009 and a decrease of $99,891, or 65%, from $153,827 for the six months ended June 30, 2009.  The decrease in salary expense was a result of reductions in office personnel and foregone management wages.  On July 1, 2010 we entered into employment agreements with our management team.  We previously paid management salaries as funds were available with no right to future remuneration.

Consulting fees

Consulting fees for the three and six months ended June 30, 2010 were $-0- and $-0-, respectively, a decrease of $379, or 100%, from $379 for the three months ended June 30, 2009 and a decrease of $10,827, or 100%, from $10,827 for the six months ended June 30, 2009.  The significant decrease in consulting fees was a result of the absence of professional services in the pursuit of finding financing and merger & acquisition candidates that was incurred in prior periods during 2009.

Depreciation

Depreciation expenses for the three and six months ended June 30, 2010 were $3,442 and $7,078, respectively, a decrease of $9,378, or 73%, from $12,820 for the three months ended June 30, 2009 and a decrease of $13,597, or 66%, from $20,675 for the six months ended June 30, 2009.  The decreases are principally due to certain assets reaching the end of their depreciable life cycle. We anticipate the replacement of these assets in the near future as funds become available.

Bad debt

Bad debt expenses (recoveries) for the three and six months ended June 30, 2010 were $(1,000) and $(3,000), respectively, a decrease of $49,530, or 102%, from $48,530 for the three months ended June 30, 2009 and a decrease of $50,390, or 106%, from $47,390 for the six months ended June 30, 2009.  Our decrease in bad debts expense is a result of our discontinued support of our residential DSL and Cable services in 2009. As a result, our collectability became uncertain and we significantly wrote down our accounts receivable in the previous period.  The current period bad debts (recoveries) are due to changes in our provision for doubtful accounts.

Net operating (loss)

The net operating loss for the three and six months ended June 30, 2010 was $170,687 and $362,516, respectively, a decrease of $182,294, or 52%, from $352,981 for the three months ended June 30, 2009 and a decrease of $148,900, or 29%, from $511,416 for the six months ended June 30, 2009.  Our improved net loss was primarily due to our ability to control our costs of sales in relation to our decreased revenues, along with reductions in salaries and wages in the current year.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2010 compared to December 31, 2009.

			Increase/(Decrease)
	June 30, 2010	December 31, 2009	$	%

Current Assets	$20,918	$26,594	$(5,676)	21%

Current Liabilities	$958,835	$736,007	$222,828	30%

Working Capital (Deficit)	$(937,917)	$(709,413)	$228,504	32%

Satisfaction of our cash obligations for the next 12 months.

As of June 30, 2010, our cash balance was $10,087. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $5,037,072 and a working capital deficit of $937,917 at June 30, 2010, and have reported negative cash flows from operations over the last five years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature of the industry in which we operate.

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

As of June 30, 2010, we had three full-time employees, and expanded to five on July 1, 2010. Currently, there are no organized labor agreements or union agreements between us and our employees.

Assuming we are able to pursue additional revenue through acquisitions and/or strategic alliances with other companies, including those with which we have executed Letters of Intent, we anticipate an increase of personnel and may need to hire additional employees.  In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate. We believe the use of third-party service providers may enhance our ability to control general and administrative expenses and operate efficiently.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Accounting Officer, William Gray, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on the evaluation, Mr. Gray concluded that our disclosure controls and procedures are not effective in timely alerting him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

●	The Company does not have an independent board of directors or audit committee or adequate segregation of duties.

●	All of our financial reporting is generated by our financial consultant.

●	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On May 5, 2009, DiscoverNet, Inc., a wholly owned subsidiary of the Company (the “Debtor”), filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Western District of Wisconsin (the “Bankruptcy Court”). Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. These claims are reflected in the December 31, 2009, balance sheet as “liabilities subject to compromise.” Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of Executor contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor’s assets (“secured claims”) also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor’s property, plant, and equipment.

The Debtor had received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including employee wages and product warranties. The Debtor had determined that as of Jun e30, 2010 there was insufficient collateral to cover the interest portion of scheduled payments on its prepetition debt obligations. Contractual interest on those obligations amounts to $6,549, which is $1,096 in excess of reported interest expense.  Therefore, the Debtor has discontinued accruing interest on these obligations. Refer to Note 7 of the notes to the financial statements for a discussion of the credit arrangements entered into subsequent to the Chapter 11 filings. On July 9, 2010 the bankruptcy court modified the Chapter 11 bankruptcy to a case under Chapter 7 of the bankruptcy laws within the State of Wisconsin. Specific details on the liquidation process have not yet been determined.

Item 1A. Risk Factors.

Risks Relating to Our Business and Marketplace

We have incurred losses since inception and expect to incur losses for the foreseeable future. In addition, our poor financial condition raises substantial doubt about our ability to continue as a going concern.

Our net losses for the three months ended June 30, 2010 and 2009 were $765,950 and $515,291, respectively. As of June 30, 2010, we had $10,087 in cash available to finance our operations and a working capital deficit of $937,917. Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of securities and recent loans from an officer to satisfy working capital requirements. We will continue to be dependent upon the proceeds of future private or public offerings to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy. There can be no assurance that we will be able to raise the necessary capital to continue operations.

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

We will require additional funds to expand our operations and believe the current cash on hand and the other sources of liquidity will not be sufficient to fund our operations through fiscal 2010. We anticipate that we will require approximately $1,000,000 to $2,000,000 to fund our continued operations for fiscal 2010 as well as be able to close on the intended acquisitions, depending on revenue from operations.  Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing stockholders.

We may acquire assets or other businesses in the future.

We may consider acquisitions of assets or other businesses. Any acquisition involves a number of risks that could cause the acquired business to fail to meet our expectations and adversely affect our prospects for profitability. For example:

●	The acquired assets or business may not achieve expected results;

●	We may incur substantial unanticipated costs, delays or other operational or financial problems when integrating the acquired assets;

●	We may not be able to retain key personnel of an acquired business;

●	Our management’s attention may be diverted; and

●	Our management may not be able to manage the acquired assets or combined entity effectively or to make acquisitions and grow our business internally at the same time.

If these problems arise we may not realize the expected benefits of an acquisition.

Without realization of additional capital, it would be unlikely for us to continue as a going concern.

As a result of our deficiency in working capital at June 30, 2010 and other factors, our independent auditors have indicated that there is substantial doubt about our ability to continue as a going concern over the next twelve months. The financial statements do not include any adjustments as a result of this uncertainty. The going concern qualification may adversely impact our ability to raise the capital necessary for the continuation of operations.

Our limited resources may prevent us from retaining key employees or inhibit our ability to hire and train a sufficient number of qualified management, professional, technical and regulatory personnel.

Our success may also depend on our ability to attract and retain other qualified management and personnel familiar with the telecommunications industry. Currently, we have a limited number of personnel that are required to perform various roles and duties as a result of our limited financial resources. We intend to use the services of independent consultants and contractors to perform various professional services, when appropriate, to help conserve our capital.  If and when we determine to hire additional personnel, we will compete for such persons with other companies and other organizations, some of which have substantially greater capital resources than we do. We cannot give you any assurance that we will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable us to conduct our business.

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

Many competitive carriers, including us, have experienced difficulties in working with traditional carriers with respect to initiating, connecting, and implementing the systems used by these competitive carriers to order and receive network and wholesale services and locating equipment in the offices of the traditional carriers.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period, or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board for one year.  We have had one late filing and have once been removed from the OTC Bulletin Board in the last two years.  Therefore, we must not have two more late filings or have our securities removed from the OTC Bulletin Board, within the two year period, otherwise we will be in jeopardy of being dequoted from the OTC Bulletin Board for a one year period.  If our common stock is removed from the OTC Bulletin Board, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to trade our securities and the ability of stockholders to trade their securities in the secondary market.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  It includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Item 2. Unregistered Sales of Equity Securities.

During the three months ending June 30, 2010 the Company issued a total of 1,285,714 shares of common stock to seven (7) individual investors for total capital of $70,000, and another 533,332 shares to a total of two (2) shareholders for a total of $17,000 in subscriptions payable outstanding at March 31, 2010.

During the six months ending June 30, 2010, CCI received $153,949 in exchange for a total of 5,010,474 shares of its common stock from a total of thirty (30) individual investors.

During the three months ending June 30, 2010, CCI received subscriptions payable of $8,500 from a total of two (2) individual investors in exchange for a total of 187,500 shares of its common stock. The shares were subsequently issued in August of 2010.

On June 30, 2010, CCI issued 3,734,858 shares to the Company’s CEO, William H. Gray, as a balance of the shares owed to him in consideration for the April 2, 2009 acquisition of four entities under Mr. Gray’s control.

All of these shares were issued in reliance upon an exemption from the securities registration afforded by the provisions of Section 4(2) and/or Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

There were no defaults on senior securities during the period ended June 30, 2010.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPETITIVE COMPANIES, INC.

By:	William H. Gray
William H. Gray
Chief Executive Officer

Date: August 20, 2010