Form 10-Q
period 2010-09-30
COMPETITIVE COMPANIES INC
filed 2010-11-22
CIK 1161706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2010

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
Yes ☐ No ☒

As of November 22, 2010, there were 128,486,651 shares outstanding of the registrant’s common stock.

COMPETITIVE COMPANIES, INC.

FORM 10-Q

September 30, 2010

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Competitive Companies, Inc.
(Debtor-in-Possession)
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2010	2009
Assets	(Unaudited)

Current assets:
Cash	$21,582	$10,133
Accounts receivable, net of allowance of $5,000 and $9,000 at	5,414	13,611
September 30, 2010 and December 31, 2009, respectively
Prepaid expenses	2,850	2,850
Total current assets	29,846	26,594

Property and equipment, net	23,926	29,745

Other assets:
Deposits	3,003	1,366

Total assets	$56,775	$57,705

Liabilities and Stockholders' (Deficit)

Liabilities Not Subject to Compromise
Current liabilities:
Accounts payable and accrued expenses	$509,337	$538,975
Deferred revenues	13,312	38,552
Short term notes payable	67,007	68,480
Convertible debt, net of discounts of $37,876 and $-0- at
September 30, 2010 and December 31, 2009, respectively	134,124	90,000
Total current liabilities	723,780	736,007

Liabilities Subject to Compromise (a)	650,786	390,075

Total liabilities	1,374,566	1,126,082

Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized:
Class A convertible, no shares issued and
outstanding with no liquidation value	-	-
Class B convertible, 1,495,436 shares issued and
outstanding with no liquidation value	1,495	1,495
Class C convertible, 1,000,000 shares issued and
outstanding with no liquidation value	1,000	1,000
Common stock, $0.001 par value, 500,000,000 shares authorized,
122,797,291 and 98,745,813 shares issued and outstanding
at September 30, 2010 and December 31, 2009, respectively	122,798	98,746
Additional paid-in capital	4,128,037	2,710,583
Subscription payable, 10,000,000 and 8,194,506 shares
at September 30, 2010 and December 31, 2009, respectively	300,000	390,921
Accumulated (deficit)	(5,871,121)	(4,271,122)
Total stockholders' (deficit)	(1,317,791)	(1,068,377)

Total liabilities and stockholders' (deficit)	$56,775	$57,705

(a) Liabilities subject to compromise consist of the following:
Line of credit secured by a $250,000 life insurance policy	$140,457	$142,009
Subordinated debentures, 8.5%	15,686	15,686
Subordinated debentures, 5%	10,000	10,000
Trade payables and other miscellaneous claims	484,643	222,380
	$650,786	$390,075

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc.
(Debtor-in-Possession)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue	$39,935	$69,504	$147,965	$233,240
Cost of sales	44,715	69,215	165,953	298,786

Gross profit (loss)	(4,780)	289	(17,988)	(65,546)

Expenses:
General and administrative	782,135	244,895	1,073,429	453,561
Salaries and wages	9,024	38,311	62,960	192,138
Consulting fees	-	140	-	10,967
Depreciation	3,352	11,646	10,430	32,321
Bad debts (recoveries)	(2,417)	(361)	(5,417)	47,029
Total operating expenses	792,094	294,631	1,141,402	736,016

Net operating loss	(796,874)	(294,342)	(1,159,390)	(801,562)

Other income (expenses):
Impairment of goodwill	-	-	(373,018)	-
Other expense	-	(975)	-	(975)
Interest expense	(36,525)	(6,159)	(73,413)	(14,230)
Total other income (expenses)	(36,525)	(7,134)	(446,431)	(15,205)

Net loss before reorganization items	(833,399)	(301,476)	(1,605,821)	(816,767)
Forgiveness of chapter 11 debt	-	-	8,097	-
Professional fees	(650)	-	(2,275)	-

Net (loss)	$(834,049)	$(301,476)	$(1,599,999)	$(816,767)

Weighted average number of common shares
outstanding - basic and fully diluted	117,500,976	93,491,430	109,999,536	80,586,748

Net (loss) per share - basic and fully diluted	$(0.01)	$-	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

Competitive Companies, Inc.
(Debtor-in-Possession)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended
	September 30,
	2010	2009

Cash flows from operating activities
Net (loss) before reorganization items	$(1,605,821)	$(816,767)
Adjustments to reconcile net (loss) to
net cash (used in) operating activities:
Provision for bad debts (recoveries)	(5,417)	47,029
Depreciation	10,430	32,321
Impairment of goodwill	373,018	-
Amortization of beneficial conversion feature	48,331	8,310
Common stock issued for services	623,929	118,664
Decrease (increase) in assets:
Accounts receivable	13,614	40,775
Prepaid expenses	-	(1,120)
Deposits	(1,637)	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	162,855	267,170
Deferred revenues	(25,240)	-
Net cash used in operating activities
before reorganization items	(405,938)	(303,618)
Debt forgiveness on prepetition liabilities	8,097	-
Professional fees paid for services rendered in
connection with the Chapter 11 proceeding	(2,275)	-
Net cash used in operating activities	(400,116)	(303,618)

Cash flows from investing activities
Purchase of equipment	(4,611)	(9,987)
Cash acquired in merger	-	25,273
Net cash provided by investing activities	(4,611)	15,286

Cash flows from financing activities
Proceeds from short term and convertible debt	102,000	81,277
Principal payments on short term debt	(3,473)	(14,650)
Proceeds from sale of common stock	322,449	254,924
Principal payments on prepetition debt	(4,800)	-
Net cash provided by financing activities	416,176	321,551

Net increase (decrease) in cash	11,449	33,219
Cash - beginning	10,133	23,340
Cash - ending	$21,582	$56,559

Supplemental disclosures:
Interest paid	$3,248	$6,826
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Value of shares issued for subscriptions payable	$388,260	$116,514
Beneficial conversion feature on short term debt	$86,207	$-
Value of shares payable for the acquisition of Voice Vision, Inc.	$(300,000)	$-
Cancellation of common stock	$(100)	$-
Value of shares issued for conversion of debt	$18,000	$-

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

Note 2 – Going Concern

Our condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $5,871,121 and a working capital deficit of $693,934 at September 30, 2010, and have reported negative cash flows from operations over the last five years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

Note 3 – Petition for Relief under Chapter 11 (Involuntarily transferred to a case under Chapter 7 on July 9, 2010)

On May 5, 2009, DiscoverNet, Inc., a wholly owned subsidiary of the Company, (the "Debtor") filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Western District of Wisconsin, which was subsequently converted to a case under Chapter 7 on July 9, 2010, at which time the wholly-owned subsidiary, DiscoverNet, LLC was also included in the bankruptcy proceedings. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. These claims are reflected in the September 30, 2010, balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. The extension of the bankruptcy petition from Chapter 11 to Chapter 7 has resulted in all of the subsidiaries’ liabilities being subject to compromise, not just those prior to the initial petition filing on May 5, 2009. As a result all liabilities of the two entities have been reflected in the balance sheet as “liabilities subject to compromise.” Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's property, plant, and equipment.

The Debtor has determined that there is insufficient collateral to cover the interest portion of scheduled payments on its prepetition debt obligations. Contractual interest on those obligations amounts to $7,137, which is $3,889 in excess of reported interest expense; therefore, the debtor has discontinued accruing interest on these obligations. Refer to Note 7 for a discussion of the credit arrangements entered into subsequent to the bankruptcy filings. The bankruptcy court has taken possession of the subsidiaries assets and not yet settled the claims of the entities’ debtors.

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

2 The consideration paid in excess of the fair value of assets acquired and liabilities assumed has been allocated towards additional paid in capital due to the related party nature of the companies acquired (under common management by the Company’s CEO, William H. Gray).

The unaudited supplemental pro forma results of operations of the combined entity had the date of the acquisitions been January 1, 2010 or January 1, 2009 are as follows:

	Combined Pro Forma:
	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009

Expenses:
Revenue	$147,965	$346,035
Cost of sales	165,953	395,025
Gross profit (loss)	(17,988)	(48,990)

Operating expenses	1,141,402	1,011,795

Net operating (loss)	(1,159,390)	(1,060,785)

Other income (expense)	(440,609)	(20,102)

Net (loss)	$(1,599,999)	$(1,080,887)

Weighted average number of common shares
Outstanding – basic and fully diluted	108,626,048	90,192,455

Net (loss) per share – basic and fully diluted	$(0.01)	$(0.01)

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

From time to time the Company has received loans from its Chief Executive Officer, William H. Gray. The total of the unsecured, interest free, demand notes was $-0- and $1,474 at September 30, 2010 and December 31, 2009, respectively.

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

Note 6 – Property and equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2010	2009

Telecommunication equipment and computers	$30,909	$29,666
Furniture and fixtures	50,751	47,383
Software	3,200	19,647
	84,860	96,696

Less accumulated depreciation	(60,934)	(66,951)
	$23,926	$29,745

Depreciation expense totaled $10,430 and $32,321 for the nine months ending September 30, 2010 and 2009, respectively. On March 31, 2010 the Company disposed of $16,447 of fully depreciated assets that were no longer in service. No gain or loss resulted from the disposal.

Note 7 – Short Term Debt

Short term debt consists of the following at September 30, 2010 and December 31, 2009, respectively:

	September 30,	December 31,
	2010	2009

Related party, unsecured promissory note, interest free, due on demand.	$-	$1,474

Unsecured promissory note carries an 8% interest rate, matured on March 2, 2010. Currently in default.	30,000	30,000

Unsecured promissory note carries an 8% interest rate, matured on June 15, 2009. Currently in default.	10,000	10,000

Unsecured promissory note carries an 8% interest rate, matured on June 15, 2009. Currently in default.	10,000	10,000

Secured line of credit, including accrued interest, carries a variable interest rate at 2.25% above “Money Rates”. The line matured on March 17, 2009, and the debt is currently under the protection of the bankruptcy petition. The Chapter 11 Reorganization Plan was converted to a case under Chapter 7 on July 9, 2010. The note carries an additional 5% default rate, and is secured by a $250,000 life insurance policy on the CEO.	140,457	142,009

Unsecured promissory note, including accrued interest, carries an 8.5% interest rate, maturing on October 1, 2010. The debt is currently under the protection of the bankruptcy petition. The Chapter 11 Reorganization Plan was converted to a case under Chapter 7 on July 9, 2010.	15,686	15,686

Unsecured, interest free promissory note carries a 5% late fee penalty in the event the Company is more than 10 days late with monthly payments of $1,000 beginning on September 1, 2008, matured on June 6, 2009. Currently in default and under the protection of the bankruptcy petition. The Chapter 11 Reorganization Plan was converted to a case under Chapter 7 on July 9, 2010.	10,000	10,000

Unsecured note payable in default to a stockholder, with interest at 8%, and monthly principal and interest payments of $683, maturing on February 23, 2011. Currently in default.	17,007	17,006
Total notes payable	233,150	236,175
Less: liabilities subject to compromise	166,143	167,695
Less: current portion	67,007	68,480
Notes payable, less current portion	$-	$-

Note 8 – Convertible Debt

Convertible debt consists of the following at September 30, 2010 and December 31, 2009, respectively:

	September 30,	December 31,
	2010	2009

Unsecured convertible promissory note carries an 8.75% interest rate, matured on July 16, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.06 per share, whichever is greater. Currently in default.	$50,000	$50,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on December 26, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	10,000	10,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on December 15, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	10,000	10,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on December 15, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	5,000	5,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on May 11, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	10,000	10,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on April 30, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	5,000	5,000

Secured convertible promissory note carries an 8.00% interest rate, matures on December 5, 2010. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty eight percent (58%) of the average of the three lowest bid prices of the Company’s common stock over the ten (10) trading days prior to the conversion notice, or the greater of $0.0001 per share. The note is secured by a reserve of authorized and issuable shares of three times the number of shares that is actually issuable upon full conversion of the note. At September 30, 2010 the Company had 3,176,658 shares reserved. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The lender converted $18,000 of the convertible debt into 1,285,713 shares of common stock during the three months ended September 30, 2010.
	32,000	-

Secured convertible promissory note carries an 8.00% interest rate, matures on February 11, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three lowest bid prices of the Company’s common stock over the ten (10) trading days prior to the conversion notice, or the greater of $0.0001 per share. The note is secured by a reserve of authorized and issuable shares of three times the number of shares that is actually issuable upon full conversion of the note. At September 30, 2010 the Company had 24,999,999 shares reserved. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares.
	25,000	-

Secured convertible promissory note carries an 8.00% interest rate, matures on March 28, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the three lowest bid prices of the Company’s common stock over the ten (10) trading days prior to the conversion notice, or the greater of $0.001 per share. The note is secured by a reserve of authorized and issuable shares of three times the number of shares that is actually issuable upon full conversion of the note. Accordingly, the Company reserved 75,000,000 shares upon execution of the agreement. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares.
	25,000	-
Total convertible debt	172,000	90,000
Less: unamortized discount on beneficial conversion feature	37,876	-
Convertible debt	$134,124	$90,000

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

The aforementioned accounting treatment resulted in a total debt discount equal to $76,207. The discount is amortized over a nine month period, from the date of issuance until the stated redemption date of the debt.

The three convertible notes, totaling $100,000 that created the beneficial conversion feature carry default provisions that place a (”maximum share amount”) on the note holders. The maximum share amount that can be owned as a result of the conversions to common stock by the note holders is 4.99% of the issued and outstanding shares of CCI. In the event that the lenders’ holdings exceed that threshold, the borrower shall pay to the note holder, within fifteen (15) business days an amount equal to 150% of the sum of (a) the then outstanding principal amount of the note, plus (b) accrued and unpaid interest, and (c) accrued and unpaid default interest.

According to the terms of the Convertible Promissory Notes, the number of shares that would be received upon conversion was 8,084,925 shares at September 30, 2010.

During the nine months ended September 30, 2010, the Company recorded financial expenses in the amount of $48,331 attributed to the amortization of the aforementioned debt discount.

As of September 30, 2010, 1,285,713 shares were issued pursuant to debt conversion in settlement of $18,000 of outstanding principal.

The Company recorded interest expense in the amount of $73,413 and $14,230 for the nine months ended September 30, 2010 and 2009, respectively.

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

Common stock
On September 24, 2010, CCI sold 950,570 shares of its $.001 par value common stock for proceeds of $25,000 to an individual investor.

On September 20, 2010, CCI issued 428,571 shares of its $.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $6,000.

On September 16, 2010, CCI issued 428,571 shares of its $.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $6,000.

On September 13, 2010, CCI issued 428,571 shares of its $.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $6,000.

On August 25, 2010, CCI sold 125,000 shares of its $.001 par value common stock for proceeds of $5,000 to an individual investor.

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

On August 9, 2010, CCI sold 100,000 shares of its $.001 par value common stock for proceeds of $5,000 to an individual investor.

On August 5, 2010, CCI sold 100,000 shares of its $.001 par value common stock for proceeds of $5,000 to an individual investor.

On August 1, 2010, CCI issued 87,500 shares of its $.001 par value common stock previously outstanding as a subscription payable in the amount of $5,000.

On July 30, 2010, CCI sold 100,000 shares of its $.001 par value common stock for proceeds of $5,000 to an individual investor.

On July 30, 2010, CCI sold 125,000 shares of its $.001 par value common stock for proceeds of $5,000 to an individual investor.

On July 26, 2010, CCI sold 92,000 shares of its $.001 par value common stock for proceeds of $4,600 to an individual investor.

On July 22, 2010, CCI sold 90,000 shares of its $.001 par value common stock for proceeds of $5,400 to an individual investor.

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

Note 10 – Subsequent Events

Common stock

On November 10, 2010, CCI issued 1,138,614 shares of its $.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $11,500, which consisted of $9,500 of principal and $2,000 of accrued interest.

On November 5, 2010, CCI sold 1,250,000 shares of its $.001 par value common stock for proceeds of $25,000 to an individual investor.

On October 29, 2010, CCI issued 646,552 shares of its $.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $7,500.

On October 21, 2010, the Company issued 1,071,500 shares of restricted common stock to a financial services firm for legal services rendered. The total fair value of the common stock was $21,430 based on the closing price of the Company’s common stock on the date of grant.

On October 18, 2010, CCI issued 539,568 shares of its $.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $7,500.

On October 13, 2010, CCI sold 446,428 shares of its $.001 par value common stock for proceeds of $10,000 to an individual investor.

On October 6, 2010, CCI issued 471,698 shares of its $.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $7,500.

On October 1, 2010, CCI sold 125,000 shares of its $.001 par value common stock for proceeds of $5,000 to an individual investor.

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

Results of Operations for the Three and Nine Months Ended September 30, 2010 Compared to the Three and Nine Months Ended September 30, 2009.

INCOME:

	For the Three		For the Nine
	Months Ended		Months Ended		Increase / (Decrease)
	September 30,		September 30,		2010 Compared to 2009
	2010	2009	2010	2009	Three Months		Nine Months

Revenue	$39,935	$69,504	$147,965	$233,240	$(29,569)	(43%)	$(85,275)	(37%)
Cost of sales	44,715	69,215	165,953	298,786	(24,500)	(35%)	(132,833)	(44%)

Gross profit (loss)	$(4,780)	$289	$(17,988)	$(65,546)	$(5,069)	(1,754%)	$(47,558)	(73%)

Percentage of revenue	(12%)	-	(12%)	(28%)	-	(12%)	-	(16%)

Revenues

Revenues for the three and nine months ended September 30, 2010 were $39,935 and $147,965 compared to revenues of $69,504 and $233,240 for the three and nine months ended September 30, 2009.  This resulted in a decrease in revenues of $29,569 or 43% for the three months ended September 30, 2010 compared to the same period in 2009, and a decrease in revenues of $85,275 or 37% for the nine months ended September 30, 2010 compared to the same period in 2009.  Regulations governed by the Federal Communications Commission were changed that allowed direct competitors to our telephone and cable services to compete with our customers in the apartment complexes that we service.  As a result, we were unable to remain competitive with larger competitors and some of our customers have switched providers and ultimately, we had to discontinue service to the apartment complexes during the third quarter of 2009 and rely on revenues solely from entities acquired in April of 2009.  We are continuing to seek out expansion opportunities through technological growth, as well as acquisition targets.

Cost of sales

Our cost of sales for the three and nine months ended September 30, 2010 was $44,715 and $165,953, respectively, compared to $69,215 and $298,786 for the three and nine months ended September 30, 2009, respectively, a decrease of $24,500 or 35% and $132,833 or 44% for the three and nine month periods, respectively.  The decrease in our cost of sales is a result of our acquisitions and shift to their service providers.  We are continuing to eliminate underutilized circuits and have made continued efforts to continually manage and reduce costs, where applicable.

Gross profit percentage of revenue

As of the nine months ended September 30, 2010, gross profit margins improved by 16% from the prior year due to our ability to reduce cost of sales on more than a pro rata basis with our reduction in revenues.  Our fixed costs supporting the infrastructure of our telephone and cable services were reduced by completely cutting off services to our apartment complexes in California.  In addition, the expanded operations from California to Wisconsin, as adopted with our acquisitions, have enabled us to operate at better margins than we were able to obtain in California.  Overall our gross profit has improved as a result of being able to better manage our cost of sales in relation to our decrease in revenues.

EXPENSES:

For the Three	For the Nine
Months Ended	Months Ended	Increase / (Decrease)
September 30,	September 30,	2010 Compared to 2009
2010	2009	2010	2009	Three Months	Nine months
Expenses:
General and administrative	$782,135	$244,895	$1,073,429	$453,561	$537,240	219%	$619,868	137%
Salaries and wages	9,024	38,311	62,960	192,138	(29,287)	(76%)	(129,178)	(67%)
Consulting fees	-	140	-	10,967	(140)	(100%)	(10,967)	(100%)
Depreciation	3,352	11,646	10,430	32,321	(8,294)	(71%)	(21,891)	(68%)
Bad debts (recoveries)	(2,417)	(361)	(5,417)	47,029	(2,056)	570%	(52,446)	(112%)
Total operating expenses	792,094	294,631	1,141,402	736,016	(497,463)	169%	(405,386)	(55%)

Net operating (loss)	(796,874)	(294,342)	(1,159,390)	(801,562)	(502,532)	171%	(357,828)	(45%)

Other income (expenses):
Impairment of goodwill	-	-	(373,018)	-	-	-	(373,018)	100%
Other income	-	(975)	-	(975)	975	(100%)	(975)	(100%)
Interest expense	(36,525)	(6,159)	(73,413)	(14,230)	(30,366)	493	%-	(59,183)	416%
Forgiveness of
Chapter 11 debt	-	-	8,097	-	-	-	8,097	100%
Professional fees	(650)	-	(2,275)	-	(650)	100%	(2,275)	100%
Total other income (expenses)	(37,175)	(7,134)	(440,609)	(15,205)	(30,041)	421%	(425,404)	2,798%

Net (loss)	$(834,049)	$(301,476)	$(1,599,999)	$(816,767)	$(532,573)	177%	$(783,232)	96%

General and administrative expenses

General and administrative expenses for the three and nine months ended September 30, 2010, respectively, were $782,135 and $1,073,429, respectively, an increase of $537,240, or 219%, from $244,895 for the three months ended September 30, 2009 and an increase of $619,868, or 137%, from $453,561 for the nine months ended September 30, 2009.  The increase in our general and administrative expenses was largely a result of the additional costs incurred to promote our business through the dissemination of information to our shareholders, which was paid for with the issuance of 5,250,000 shares of common stock valued at $577,500 based on the fair market value of the common stock on the grant date.

Salaries and wages

Salaries and wages for the three and nine months ended September 30, 2010 were $9,024 and $62,960, respectively, a decrease of $29,287, or 76%, from $38,311 for the three months ended September 30, 2009 and a decrease of $129,178, or 67%, from $192,178 for the nine months ended September 30, 2009.  The decrease in salary expense was a result of reductions in office personnel and foregone management wages.  On July 1, and August 1, 2010 we entered into employment agreements with our management team.  We previously paid management salaries as funds were available with no right to future remuneration.

Consulting fees

Consulting fees for the three and nine months ended September 30, 2010 were $-0- and $-0-, respectively, a decrease of $140, or 100%, from $140 for the three months ended September 30, 2009 and a decrease of $10,967, or 100%, from $10,967 for the nine months ended September 30, 2009.  The significant decrease in consulting fees was a result of the absence of professional services in the pursuit of finding financing and merger & acquisition candidates that was incurred in prior periods during 2009.

Depreciation

Depreciation expenses for the three and nine months ended September 30, 2010 were $3,352 and $10,430 respectively, a decrease of $8,294, or 71%, from $11,646 for the three months ended September 30, 2009 and a decrease of $21,891, or 68%, from $32,321 for the nine months ended September 30, 2009.  The decreases are principally due to certain assets reaching the end of their depreciable life cycle. We anticipate the replacement of these assets in the near future as funds become available.

Bad debt

Bad debt expenses (recoveries) for the three and nine months ended September 30, 2010 were $(2,417) and $(5,417), respectively, an increase of $(2,056), or 570%, from $(361) for the three months ended September 30, 2009 and a decrease of $52,446, or 112%, from $47,029 for the nine months ended September 30, 2009.  Our decrease in bad debts expense for the nine months ended September 30, 2010 is a result of our discontinued support of our residential DSL and Cable services in 2009. As a result, our collectability became uncertain and we significantly wrote down our accounts receivable in the previous period.  The increase in bad debts (recoveries) for the three months ended September 30, 2010 and three months ended September 30, 2009 are due to collections from previously written off doubtful accounts.

Net operating (loss)

The net operating loss for the three and nine months ended September 30, 2010 was $796,874 and $1,159,390, respectively, an increase of $502,532, or 171%, from $294,342 for the three months ended September 30, 2009 and an increase of $357,828, or 45%, from $801,562 for the nine months ended September 30, 2009.  Our increased net loss was largely a result of the additional costs incurred to promote our stock.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2010 compared to December 31, 2009.

			Increase/(Decrease)
	September 30, 2010	December 31, 2009	$	%

Current Assets	$29,846	$26,594	$3,252	12%

Current Liabilities	$723,780	$736,007	$(12,227)	(2%)

Working Capital (Deficit)	$(693,934)	$(709,413)	$15,479	2%

Satisfaction of our cash obligations for the next 12 months.

As of September 30, 2010, our cash balance was $21,582. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $5,871,121 and a working capital deficit of $693,934 at September 30, 2010, and have reported negative cash flows from operations over the last five years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature of the industry in which we operate.

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

As of September 30, 2010, we had four full-time employees.  Currently, there are no organized labor agreements or union agreements between us and our employees.

Assuming we are able to pursue additional revenue through acquisitions and/or strategic alliances with other companies we anticipate an increase of personnel and may need to hire additional employees.  In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate. We believe the use of third-party service providers may enhance our ability to control general and administrative expenses and operate efficiently.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Accounting Officer, William Gray, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on the evaluation, Mr. Gray concluded that our disclosure controls and procedures are not effective in timely alerting him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

·	The Company does not have an independent board of directors or audit committee or adequate segregation of duties.

·	All of our financial reporting is generated by our financial consultant.

·	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

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

Our net losses for the three months ended September 30, 2010 and 2009 were $834,049 and $301,476, respectively. As of September 30, 2010, we had $21,582 in cash available to finance our operations and a working capital deficit of $693,934. Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of securities and recent loans from an officer to satisfy working capital requirements. We will continue to be dependent upon the proceeds of future private or public offerings to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy. There can be no assurance that we will be able to raise the necessary capital to continue operations.

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

As a result of our deficiency in working capital at September 30, 2010 and other factors, our independent auditors have indicated that there is substantial doubt about our ability to continue as a going concern over the next twelve months. The financial statements do not include any adjustments as a result of this uncertainty. The going concern qualification may adversely impact our ability to raise the capital necessary for the continuation of operations.

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

Item 2. Unregistered Sales of Equity Securities.

During the three months ending September 30, 2010 the Company sold a total of 3,973,285 shares of common stock to twelve (12) individual investors for total capital of $160,000, and another 240,715 shares to a total of three (3) shareholders for a total of $11,161 in subscriptions payable outstanding at June 30, 2010, as well as 5,250,000 shares issued for promotional services, valued at $577,500, based on the fair market value of the common stock on the date of grant.

During the three months ended September 30, 2010, CCI issued a total of 1,285,713 shares in consideration of the conversion of $18,000 of principal on the outstanding convertible notes.

All of these shares were issued in reliance upon an exemption from the securities registration afforded by the provisions of Section 4(2) and/or Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

There were no defaults on senior securities during the period ended September 30, 2010.

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

COMPETITIVE COMPANIES, INC.

By:	/S/ William H. Gray
William H. Gray,
Chief Executive Officer

Date: November 22, 2010