Form 10-K
period 2010-12-31
COMPETITIVE COMPANIES INC
filed 2011-05-02
CIK 1161706

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☑

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2010, based on a closing price of $0.08 was approximately $6,907,773.44 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by OTC Bulletin Board).

The number of shares of common stock, $0.001 par value, outstanding on May 2, was 136,319,475 shares.

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

COMPETITIVE COMPANIES, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2010

PART I

Item 1.  Business.

General Business Development

Competitive Companies, Inc. (“CCI”) was originally incorporated in the state of Nevada in March 1998.  CCI currently acts as a holding company for its operating subsidiaries, Competitive Communications, Inc. (“Competitive Communications”), an approved and regulated local and long distance telephone company, CCI Residential Services Inc. (“CCI Residential”), a non-regulated telephone company providing local and long distance telephone service, high-speed Internet and cable television service, DiscoverNet, Inc. (“DiscoverNet”), a company providing web hosting, dial-up, wireless and digital subscriber line (“DSL”) internet services to businesses and residents within various markets throughout Wisconsin, the United States and Puerto Rico, DiscoverNet of Wisconsin, LLC, (“DiscoverNet, LLC”), a dormant entity available for future projects, Innovation Capital Management, Inc., (“ICM, Inc.”), an investment company that focuses on raising capital and developing joint ventures and acquisitions, and Innovation Capital Management, LLC (“ICM, LLC”), a company that maintains management office operations.  CCI and its subsidiaries (collectively referred to as the “Company,” “we,” or “us”) provide telephone, cable television, long distance/inter-exchange, wireless, dial up and high-speed internet connections, and e-mail services.

On April 2, 2009, the Company entered into an acquisition agreement and plan of merger whereby the Company acquired 100% of the outstanding interest of four private companies under common control by the chief executive officer of Competitive Companies, Inc.  Pursuant to the share exchange agreement, Competitive Companies, Inc. acquired 100% of the combined equity of DiscoverNet, ICM, Inc., ICM, LLC, and DiscoverNet, LLC in exchange for stock on a 10 to 1 basis, resulting in the issuance of 31,102,740 shares.  The fair market value of the shares was $1,555,137 based on the closing stock price on April 2, 2009, the date of issuance.

On May 5, 2009, DiscoverNet filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The Company attempted to file a reorganization plan that included the right to sell debtor notes. The Trustee reviewed the Plan and subsequently denied the Plan and on April 21, 2010 the U.S. Trustee filed a motion to convert the Chapter 11 to Chapter 7. DiscoverNet accepted the motion to convert and allowed an orderly dissolution of the Company’s assets. It was determined that Associated Bank essentially had first lien on all assets and was able to recover the assets under the Chapter 7 liquidation rule. The final decree of liquidation of DiscoverNet, Inc. and DiscoverNet of Wisconsin, LLC under Chapter 7 of the federal bankruptcy laws in the United States Bankruptcy Court for the Western District of Wisconsin was effective on October 21, 2010.

Current Business Operations

During the year ended December 31, 2009, we provided telecommunications products and services that included primarily broadband internet services to residents in rural communities, as well as, dial-up internet services to businesses and residents within various markets throughout rural Wisconsin, the United States, and Puerto Rico.  We operate in both a regulated and non-regulated environment.  It is our intention in the future to provide bundled services to our customers and expand our revenue sources in the telecommunications industry.  During 2009, we discontinued our services provided exclusively to apartment complexes.

Principal Products and Services

During the years ended December 31, 2010 and 2009, CCI’s principal products and services included dial-up, DSL, and wireless broadband internet in the rural markets of Western Wisconsin..  CCI plans to expand its footprint of DSL and wireless internet services throughout North America utilizing funding resources generated through its wholly owned subsidiary, Innovation Capital Management (“ICM”). Essentially ICM was developed to organize capital resources utilizing its parent public status and applying for various government funding programs established by the Rural Utility Services under the Department of Agriculture. The Company has developed a proprietary software program designed to expedite the application process in order to reduce cost and generate multiple applications simultaneously.

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

CCI Residential Internet Services

CCI, through its wholly owned subsidiary, Wireless Wisconsin LLC, currently provides residential customers in Western Wisconsin dial-up, DSL, and wireless broadband services.  Both DSL and dial-up internet are provided via a wholesale relationship with Ikano Wholesale.  This wholesale relationship provides multiple territory access to many markets throughout North America and allows CCI to expand its coverage nationwide.  The Company’s local broadband wireless services are currently restricted to area located in Western Wisconsin with plans to expand through strategic acquisitions planned in 2011.

Wireless Wisconsin LLC

Wireless Wisconsin LLC currently provides web hosting, dial-up, wireless and DSL internet services to businesses and residents within various markets throughout Wisconsin, the United States and Puerto Rico. The Company operates primarily in rural markets, however, through its wholesale relationship with Ikano Wholesale, the Company can now offer DSL and dial-up internet services throughout much of North America.  Ikano Wholesale has five (5) networks available to us for DSL and dial-up services.

•
Network #1: AT&T/SBC.  Subscriptions in Network #1 are available to clients in select areas of California (including the greater Los Angeles, San Francisco, San Diego and Sacramento areas) and Texas (including the greater San Antonio area). Clients must have local phone service through SBC to qualify for one of these subscriptions.  Network #1 covers LATAs: 722, 730, 732, and 726

•
Network #2: AT&T TAS.  Subscriptions in Network #2 are available to clients in all areas that have local phone service provided by SBC. This includes clients in (Arkansas, Missouri, California, Nevada, Ohio, Illinois, Oklahoma, Indiana, Texas, Kansas, Wisconsin and Michigan.) Clients must have local phone service through SBC to qualify for one of these subscriptions.  Network #2 covers LATAs: 320, 322, 324, 325, 326, 328, 330, 332, 334, 336, 338, 340, 342, 344, 346, 348, 350, 352, 354, 356, 358, 360, 362, 364, 366, 368, 370, 374, 376, 462, 520, 521, 522, 524, 526, 528, 530, 532, 534, 536, 538, 540, 542, 544, 546, 548, 550, 552, 554, 556, 558, 560, 562, 564, 566, 568, 570, 720, 721, 724, 728, 734, 736, 738, 740, 922, 923, 937, 938, 961, 973, 976, 977, 978, and 726.

•
Network #3: Verizon.  Subscriptions in Network #3 are available to clients in specific areas of California serviced by Verizon. Clients must have local phone service through Verizon to qualify for one of these subscriptions.  Network # 3 covers LATAs: 730, 740, and 973.

•
Network #8:  Verizon TAS.  Subscriptions in Network #8 are available to clients in specific areas of Arkansas, Washington DC, Delaware, Florida, Idaho, Illinois, Indiana, Massachusetts, Maryland, Maine, Michigan, Minnesota, North Carolina, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, Texas, Virginia, Vermont, Washington, Wisconsin and West Virginia serviced by Verizon. Clients must have local phone service through Verizon to qualify for one of these subscriptions.  Network #8 covers LATAs: 226, 236, 250, 254, 332, 334, 336, 348, 350, 354, 366, 426, 552, 558, 570, 672, 674, 676, 924, 938, 952, 961, 126, 128, 130, 133, 134, 136, 138, 140, 220, 222, 224, 228, 230, 232, 234, 238, 242, 244, 246, 248, 252, 256, 132, 240, 254, 320, 324, 325, 326, 328, 338, 340, 344, 356, 360, 362, 364, 368, 376, 420, 432, 560, 670, 720, 728, 738, 922, 923, 927, 932, 937, 960, 978, 722, 730, 740, 973, 120, 124, and 122.

•
Network #11: Qwest/COVAD.  Subscriptions in Network #11 are available nationwide by Covad.  Network #11 covers LATAs: 120, 122, 124, 126, 128, 130, 132, 133, 134, 136, 138, 140, 220, 222, 224, 226, 228, 230, 232, 234, 236, 238, 240, 242, 244, 246, 248, 250, 252, 254, 256, 320, 322, 324, 325, 326, 328, 330, 332, 334, 336, 338, 340, 342, 344, 346, 348, 350, 352, 354, 356, 358, 360, 362, 364, 366, 368, 370, 374, 420, 422, 424, 426, 428, 430, 432, 434, 436, 438, 440, 442, 444, 446, 448, 450, 452, 454, 456, 458, 460, 462, 464, 466, 468, 470, 472, 474, 476, 477, 478, 480, 482, 486, 488, 490, 492, 520, 521, 522, 524, 526, 528, 530, 532, 534, 536, 538, 540, 542, 544, 546, 548, 550, 552, 554, 556, 558, 560, 562, 564, 566, 568, 570, 620, 624, 626, 628, 630, 632, 634, 635, 636, 638, 640, 644, 646, 648, 650, 652, 654, 656, 658, 660, 664, 666, 668, 670, 672, 674, 676, 720, 721, 722, 724, 726, 728, 730, 732, 734, 736, 738, 740, 820, 832, 834, 920, 922, 923, 924, 927, 928, 929, 932, 937, 938, 939, 949, 951, 952, 953, 956, 958, 960, 961, 974, 976, 977, and 978.

Additionally, we are able to set up both AT&T Networks to cover the listed subscription areas.  The Verizon Networks are not yet set up and we would need to test our capabilities on the Verizon Networks.  The Qwest/Covad network requires different equipment on the customer's end and we would need to develop support for this setup.  This network would give us Nationwide Covad access, which offers services in Qwest Territories.

Texting Services

GetVext.com provides mobile subscribers with access to SMS, Twitter, Group Texting, and more without typing, by voice at any time on any mobile device including BlackBerry, iPhone, Windows Mobile, Symbian, Android, and all pre-paid phones.  Subscribers compose and reply text messages all by voice - hands-free and eyes-free safely while driving, or any other time.

Currently, 50+ countries in the world that include the United States and Canada have legislation that strictly prohibits usage of cell phones while driving unless usage is “hands-free.”  In the United States, several states have already made it illegal, including but not limited to New York, New Jersey, Illinois, California, and Washington, DC.

GetVext.com is available to consumers and professionals, as well as telecommunications carriers and resellers worldwide in a number of languages including English (US & UK) and soon to come will be Spanish, Italian, and Germany.

Internet Services

CCI had been installing and offering high-speed internet service to selected apartment complex customers since May 2002.  It offered high-speed internet access services via DSL.  After accepting bids from other carriers, based on price and service quality, QWEST was selected as the carrier to provide internet service telephone lines at selected apartment complexes.

As a result of the acquisition with DiscoverNet, we have been able to integrate and expand our current internet services by providing “wireless” broadband internet services as well as web design services and network design services.  This expansion has allowed us to reach a much broader market than we previously serviced.

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

Discount Cellular Services

We have been able to expand our services to include cellular services as a result of the acquisition with DiscoverNet.  In addition, we anticipate being able to offer AT&T, Verizon and T-mobile cellular services.

Principal Suppliers

During the year ended December 31, 2009, CCI had various suppliers for its dial up and high-speed internet connections offered through Ikano Wholesale.  More specifically, it has contracts with Ikano to supply its DSL and dial-up services.

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

Customers

During the years ended December 31, 2010 and 2009, virtually all revenues were derived from the Company’s internet operations in Eau Claire, Wisconsin.

Intellectual Property

CCI, through its acquisition of Innovation Capital Management, acquired 100% of its proprietary software rights to its RUS Application Program. This program essentially automates the application process for submission to RUS funding offered through the Department of Agriculture.  To date, it has only submitted one application to RUS which was subsequently declined.  However, the Company has made modifications to the software and expects to submit new applications with better results.

Personnel

As of December 31, 2010, we had five full-time employees.  Currently, there are no organized labor agreements or union agreements between us and our employees.

Assuming we are able to pursue additional revenue through acquisitions and/or strategic alliances with those companies we have planned for 2011, we anticipate an increase of personnel and may need to hire additional employees.  In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate.  We believe the use of third-party service providers may enhance our ability to control general and administrative expenses and operate efficiently.

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

More specifically, CCI’s telecommunication services business offered during the year ended December 31, 2010, were subject to state and local regulation.  Traditionally, telephone services have been subject to extensive state regulation, while internet services have been subject to much less regulation.  VoIP has elements that resemble traditional telephone companies as well as those that resemble the internet.  Therefore, VoIP did not fit into either existing framework of regulation and until recently operated in an environment that was largely free of regulation.

However, the Federal Communications Commission, U.S. Congress, and various state regulatory bodies have begun to assert regulatory authority over VoIP providers and on a continuous basis are evaluating how VoIP will be regulated in the future.  Some of the existing regulations for VoIP are applicable to the entire industry, while other rulings are limited to specific companies and/or categories of service.  At this point in time, the application of rules to CCI and its competitors is speculative.

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

Our net operating losses for the years ended December 31, 2010 and 2009 was $1,321,696 and $1,005,927, respectively. As of December 31, 2010, we only had $20,124 in cash available to finance our operations and a working capital deficit of $642,980.  Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception.  We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of securities and recent loans to from an officer to satisfy working capital requirements.  We will continue to be dependent upon the proceeds of future offerings or public offerings to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy.  There can be no assurance that we will be able to raise the necessary capital to continue operations.

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

We will require additional funds to expand our operations and believe the current cash on hand and the other sources of liquidity will not be sufficient enough to fund our operations through fiscal 2011.  We anticipate that we will require approximately $400,000 to $500,000 to fund our continued operations for fiscal 2011 as well as be able to close on the intended acquisitions, depending on revenue from operations.

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

As a result of our deficiency in working capital at December 31, 2010, and other factors, our auditors have included an explanatory paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments as a result of this uncertainty.  The going concern qualification may adversely impact our ability to raise the capital necessary for the continuation of operations.

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

As a competitive carrier, we must coordinate with traditional carriers so that we can provide local service to customers on a timely and competitive basis.  The Telecommunications Act created incentives for regional Bell operating companies to cooperate with competitive carriers and permit access to their facilities by denying such companies the ability to provide in-region long distance services until they have satisfied statutory conditions designed to open their local markets to competition.  The regional Bell operating companies in our markets are not yet permitted by the FCC to offer long distance services. These companies may not be accommodating once they are permitted to offer long distance service.  Currently AT&T is permitted to offer both local and long distance service in some of our mutual service areas, but we have not yet noticed any impact on our markets.

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

Our internal controls are inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

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

We have a limited number of personnel that are required to perform various roles and duties. Furthermore, we have one individual, our Chief Executive Officer, who is responsible for monitoring and ensuring compliance with our internal control procedures. As a result, our internal controls are inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

One of our subsidiary’s operations is located in Eau Claire, Wisconsin, where we lease approximately 1,650 square feet of office and warehouse space for approximately $3,174 per month.  The lease expired on October 31, 2009, and has been extended on a month to month basis.

One of our subsidiary’s operations is located in Riverside, California, where we lease approximately 2,134 square feet of office and warehouse space for approximately $2,460 per month.  The lease is for five years and expires in December 2011.  Pursuant to the lease we have minimal annual rental increase for the duration of the five years, culminating at $2,945 for the last year of the lease.  The Company is in default on the lease payments, has vacated the property and is in negotiations to settle the outstanding balance of unpaid lease payments and remaining lease obligations.

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

Item 3.  Legal Proceedings.

On May 5, 2009, DiscoverNet, Inc., a wholly owned subsidiary of the Company, filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Western District of Wisconsin.  Under Chapter 11, certain claims against DiscoverNet in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while DiscoverNet continues business operations as debtor-in-possession.  These claims are reflected in the December 31, 2009, balance sheet as “liabilities subject to compromise.”  Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executor contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against DiscoverNet’s assets also are stayed, although the holders of such claims have the right to move the court for relief from the stay.  Secured claims are secured primarily by liens on DiscoverNet’s property, plant, and equipment.

DiscoverNet has received approval from the court to pay or otherwise honor certain of its prepetition obligations, including employee wages and product warranties.  DiscoverNet has determined that there is insufficient collateral to cover the interest portion of scheduled payments on its prepetition debt obligations.  Contractual interest on those obligations amounts to $6,549, which is $1,096 in excess of reported interest expense; therefore, DiscoverNet has discontinued accruing interest on these obligations.  Refer to Note 7 of the notes to the financial statements for a discussion of the credit arrangements entered into subsequent to the Chapter 11 filings.  A plan of reorganization was not adopted and DiscoverNet was subsequently converted to a Chapter 7 in September 2010 in which essentially all assets were liquidated and retrieved by Associated Bank.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

CCI’s common stock was approved for trading on the Financial Industry Regulatory Authority’s Over-the-Counter Bulletin Board market (OTC:BB) under the symbol CCOP on March 8, 2006.  Our common stock has traded infrequently on the OTC:BB, which severely limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. The range of high and low bid quotations for each fiscal quarter within the last two fiscal years was as follows:

	December 31, 2010		December 31, 2009
	High	Low	High	Low
1st Quarter	$0.120	$0.030	$0.110	$0.030
2nd Quarter	$0.120	$0.060	$0.061	$0.035
3rd Quarter	$0.120	$0.030	$0.160	$0.035
4th Quarter	$0.030	$0.010	$0.090	$0.030

The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

As of March 31, 2011, there were approximately 644 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown.  As of March 31, 2011, there were approximately 136,319,475 shares of common stock outstanding on record.

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

Any cash dividends in the future to common stockholders will be payable when, as and if declared by our board of directors, based upon the board’s assessment of:

·	our financial condition;
·	earnings;
·	need for funds;
·	capital requirements;
·	prior claims of preferred stock to the extent issued and outstanding; and
·	other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Equity Compensation Plan Information

We currently maintain a stock incentive plan in which common stock may be granted to employees, directors, and consultants.  During the year ended December 31, 2005, we cancelled 3,435,000 options which were previously outstanding as of December 31, 2004 and adopted our 2005 Stock Option Plan, whereby we then reissued 3,435,000 options plus an additional 3,237,000 options.  All of the options, totaling 6,672,000, vest immediately with an exercise price of $0.10 per share and are exercisable through December 15, 2015.  The stock option plan was adopted by our board of directors and has not been approved by our stockholders.  The following table sets forth information as of December 31, 2010, regarding outstanding options granted under the plan and options reserved for future grant under the plan.

Plan Category	Number of shares to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of shares remaining available for future issuance under equity compensation plans

Equity compensation plans approved by stockholders	-0-	-0-	-0-

Equity compensation plans not approved by stockholders	8,672,000	$0.09	1,328,000

Total	8,672,000	$0.09	1,328,000

Under our 2005 Stock Option Plan, adopted on December 2, 2005, an aggregate of 10,000,000 shares of common stock are reserved for issuance.  This plan is intended to encourage directors, officers, employees and consultants to acquire ownership of CCI’s common stock.  The opportunity is intended to foster in participants a strong incentive to put forth maximum effort for the Company’s continued success and growth, to aid in retaining individuals who put forth such effort, and to assist in attracting the best available individuals to CCI in the future.  As of December 31, 2010, 1,328,000 shares remain available for issuance under this stock option plan.

Unregistered Issuance of Equity Securities

The following is a list of the issuance of securities by us during the fiscal year ending December 31, 2010 in transactions exempt from registration that were not previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, the proceeds of which were generally used for working capital:

Number of Shares	Dollar Amount/Value of Consideration	Services or Other Consideration	Date of Sale	Exemption from Registration

200,000	$2,000	Rescission Compensation	December 31, 2010	Rule 506
810,811	$6,000	Debenture Conversion	December 31, 2010	Rule 506
810,811	$6,000	Debenture Conversion	December 21, 2010	Rule 506
1,269,841	$8,000	Debenture Conversion	December 8, 2010	Rule 506
250,000	$5,000	Cash	November 23, 2010	Rule 506
1,138,614	$11,500	Debenture Conversion	November 10, 2010	Rule 506
1,250,000	$25,000	Cash	November 5, 2010	Rule 506
646,552	$7,500	Debenture Conversion	October 29, 2010	Rule 506
1,071,500	$21,430	Services	October 21, 2010	Rule 506
539,568	$7,500	Debenture Conversion	October 18, 2010	Rule 506
446,428	$10,000	Cash	October 13, 2010	Rule 506
471,698	$7,500	Debenture Conversion	October 6, 2010	Rule 506
950,570	$25,000	Cash	September 24, 2010	Rule 506
428,571	$6,000	Debenture Conversion	September 20, 2010	Rule 506
428,571	$6,000	Debenture Conversion	September 16, 2010	Rule 506
125,000	$5,000	Cash	August 25, 2010	Rule 506
53,215	$2,500	Acquisition	August 16, 2010	Rule 506
100,000	$3,500	Cash	August 16, 2010	Rule 506
5,250,000	$577,500	Services	August 16, 2010	Rule 506
125,000	$5,000	Cash	August 16, 2010	Rule 506
100,000	$5,000	Cash	August 5, 2010	Rule 506
87,500	$5,000	Cash	August 1, 2010	Rule 506
100,000	$5,000	Cash	July 30, 2010	Rule 506
125,000	$5,000	Cash	July 30, 2010	Rule 506
92,000	$4,600	Cash	July 26, 2010	Rule 506
90,000	$5,400	Cash	July 22, 2010	Rule 506
80,000	$5,000	Cash	July 8, 2010	Rule 506
400,000	$20,000	Cash	July 7, 2010	Rule 506
285,715	$31,429	Services	July 7, 2010	Rule 506
400,000	$20,000	Cash	July 6, 2010	Rule 506
500,000	$25,000	Cash	July 6, 2010	Rule 506
500,000	$25,000	Cash	July 6, 2010	Rule 506
3,734,858	$298,788	Acquisition	June 30, 2010	Rule 506
532,862	$42,629	Acquisition	June 30, 2010	Rule 506
187,500	$8,500	Cash	September 21, 2010	Rule 506
1,285,714	$60,000	Cash	September 21, 2010	Rule 506
533,332	$17,000	Cash	September 21, 2010	Rule 506
250,000	$15,000	Services	April 1, 2010	Rule 506
3,191,428	$76,949	Cash	November 4, 2010	Rule 506
3,000,000	$30,000	Acquisition	February 11, 2010	Rule 506

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2010.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

CCI is a Nevada corporation that acts as a holding company for its operating subsidiaries, as follows: (a) Competitive Communications, Inc. (“Competitive Communications”), which is an approved and regulated local and long distance telephone company, (b) CCI Residential Services Inc. (“CCI Residential”), which is a non-regulated telephone company providing local and long distance telephone, high-speed Internet, and cable television service to large apartment complexes, (c) DiscoverNet, Inc. (“DiscoverNet”), a company that provided web hosting, dial-up, wireless and DSL Internet services prior to being discharged in bankruptcy on October 21, 2010, (d) DiscoverNet of Wisconsin, LLC (“DiscoverNet, LLC”), a dormant entity that was discharged in bankruptcy on October 21, 2010, (e) Innovation Capital Management, Inc. (“ICM, Inc.”), a company that focuses on raising capital and developing joint ventures and acquisitions, and (f) Innovation Capital Management, LLC (“ICM, LLC”), a company that maintains management office operations, and (g) Wisconsin Wireless, LLC (“WW”), a company that provides web hosting, dial-up, wireless and DSL Internet services to businesses and residents within various markets throughout Wisconsin, the United States and Puerto Rico.

The telecommunications products and services provided by us and our subsidiaries include local telephone services, domestic and international long distance services, enhanced voice, data and internet services, and cable TV service primarily to rural residential users and retail businesses.  It is our intention in the future to provide bundled services to our customers as well as expand to customers beyond apartment complexes by providing additional services and options other than our current products.

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

On April 2, 2009, we entered into an acquisition agreement and plan of merger whereby the Company acquired 100% of the outstanding interest of four private companies under common control by the Chief Executive Officer of CCI.  Pursuant to the share exchange agreement, CCI acquired 100% of the combined equity of DiscoverNet, Inc., ICM, Inc., ICM, LLC and DiscoverNet, LLC.  DiscoverNet, Inc. and DiscoverNet, LLC were subsequently discharged in bankruptcy under Chapter 7 on October 21, 2010.

On January 12, 2010 we acquired Voice Vision, Inc. (“VVI”) in an effort to expand our voice over internet protocol (“VoIP”) services.  The acquisition was mutually rescinded on December 14, 2010.

Management continues to seek out mergers that will complement our business model and help us grow.

For the years ended December 31, 2010 and 2009, we incurred net losses of $788,957 and $1,071,545, respectively.  Our accumulated deficit at the end of December 31, 2010 was $5,060,079.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Result of Operations for the Years Ended December 31, 2010 and 2009

The following income and operating expenses tables summarize selected items from the statement of operations for the year ended December 31, 2010 compared to the year ended December 31, 2009.

INCOME:

	The Year Ended December 31,		Increase/ (Decrease)
	2010	2009	$	%
Revenues	$190,408	$254,549	$(64,141)	(25%)

Cost of Sales	201,488	391,921	$(190,433)	(49%)

Gross Profit (Loss)	$(11,080)	$(137,372)	$(126,292)	(92%)

Percentage of Revenue	(6%)	(54%)	$-	(48%)

Revenues

Revenues for the year ended December 31, 2010 was $190,408 compared to revenues of $254,549 for the year ended December 31, 2009. This resulted in a decrease in revenues of $64,161, or 25%.

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

Cost of sales

Cost of sales for the year ended December 31, 2010 was $201,488, a decrease of $190,433, or 49%, from $391,921 for the year ended December 31, 2009.  We were able to reduce cost of sales significantly in 2010 with the closure of our California office, and are continuing to eliminate underutilized circuits.  We have made continued efforts to continually manage and reduce costs, where applicable.

Gross profit as a percentage of revenue

Gross profit as a percentage of revenue increased from (54%) for the year ended December 31, 2009 to (6%) for the year ended December 31, 2010.  Gross profit as a percentage of revenue increased due to our ability to reduce cost of sales on more than a pro rata basis with our reduction in revenues.  Our fixed costs supporting the infrastructure of our telephone and cable services were reduced by completely cutting off services to our apartment complexes in California.  In addition, the expanded operations from California to Wisconsin, as adopted with our acquisitions, have enabled us to operate at better margins than we were able to obtain in California.  Overall our gross profit has improved as a result of being able to better manage our cost of sales in relation to our decrease in revenues.

EXPENSES:

	For the Year Ended December 31,		Increase / Decrease 2010 Compared to 2009
Expenses:	2010	2009	$	%
General and administrative	$1,237,607	$533,031	$583,510	132%
Salaries and wages	62,960	227,376	(164,416)	(72%)
Consulting fees	-	12,590	(12,590)	(100%)
Depreciation	13,387	36,916	(23,529)	(64%)
Bad debts (recoveries)	(3,338)	58,642	(61,980)	(106%)
Total operating expenses	1,310,616	868,555	442,061	51%

Net operating (loss)	(1,321,696)	(1,005,927)	(315,769)	31%

Other income (expenses):
Other income	6,825	23,985	(17,160)	(72%)
Other expense	-	(1,950)	(1,950)	(100%)
Loss on disposal of equipment	-	(44,497)	(44,497)	(100%)
Interest expense	(128,804)	(31,156)	97,648	313%
Gain on reorganization	657,318	-	657,318	100%
Professional fees	(2,600)	(12,000)	(9,400)	(78%)
Total other income (expenses)	532,739	(65,618)	(425,404)	2,798%

Net (loss)	$(788,957)	$(1,071,545)	$(282,588)	(26%)

General and Administrative expenses

General and administrative expenses were $1,237,607 for the year ended December 31, 2010, as compared to $533,031 for the year ended December 31, 2009.  This resulted in an increase of $704,576 or 132%.  The increase in our general and administrative expenses was largely a result of the additional costs incurred to promote our business through the dissemination of information to our shareholders, which was paid for with the issuance of 5,250,000 shares of common stock valued at $577,500 based on the fair market value of the common stock on the grant date.

Salaries and Wages

Salary and wage expenses were $62,960 for the year ended December 31, 2010, versus $227,376 of salary and wage expenses for the year ended December 31, 2009, which resulted in a decrease of $164,416, or 72%.  The decrease in salary expense was a result of reductions in office personnel and foregone management wages.  On July 1, and August 1, 2010 we entered into employment agreements with our management team.  We previously paid management salaries as funds were available with no right to future remuneration.

Consulting Fees

Consulting fees were $0 for the year ended December 31, 2010, compared to $12,590 consulting fees for the year ended December 31, 2009, which resulted in a decrease of $12,590, or 100%.  The significant decrease in consulting fees was a result of stock-based compensation being paid for professional services in the pursuit of finding financing and merger & acquisition candidates during 2009, which we did not similarly experience in 2010.

Depreciation

Depreciation expenses were $13,387 for the year ended December 31, 2010, versus $36,916 for the year ended December 31, 2009, resulting in a decrease of $23,529 or 64%.  The decreases are principally due to certain assets reaching the end of their depreciable life cycle. We anticipate the replacement of these assets in the near future as funds become available.

Bad Debt (Recoveries)

Bad debt expenses for the year ended December 31, 2010 were $(3,338) as compared to $58,642 for the same period of 2009, which resulted in a decrease of $61,980.  Our decrease in bad debts expense for the year ended December 31, 2010 is a result of our discontinued support of our residential DSL and Cable services in 2009. As a result, our collectability became uncertain and we significantly wrote down our accounts receivable in the previous period.  The increase in bad debts (recoveries) for the year ended December 31, 2010 compared to the year ended December 31, 2009 are due to collections from previously written off doubtful accounts.

Net Operating (Loss)

The net operating loss for the year ended December 31, 2010 was $1,321,696, versus a net operating loss of $1,005,927 for the year ended December 31, 2009.  This resulted in a decrease of 31% when compared to the same period of 2009.  Although we had a significant decrease in our salaries and wages, consulting fees, depreciation and bad debts during the 2010 year, we were unable to decrease our overall operating loss with all our other expenses.  Our $64,141 reduction in revenues was not supported with equivalent reductions in operating costs.  We expect significant improvements in our cost reduction efforts in 2011.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2010 compared to December 31, 2009.

			Increase / (Decrease)
	December 31, 2010	December 31, 2009	$	%

Current Assets	$25,738	$26,594	$(856)	(3%)

Current Liabilities	$668,718	$736,007	$(67,289)	(9%)

Working (Deficit)	$(642,980)	$(709,413)	$66,433	(9%)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of December 31, 2010, we had a working capital deficit of $642,980.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.

On March 4, 2010 we received $50,000 in exchange for an unsecured convertible promissory note that carries an 8% interest rate, matured on December 5, 2010. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty eight percent (58%) of the average of the three lowest trading prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.0001 per share, whichever is greater.

On May 11, 2010 we received $25,000 in exchange for an unsecured convertible promissory note that carries an 8% interest rate, matured on February 11, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three lowest trading prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.0001 per share, whichever is greater.

On July 9, 2010 we received $25,000 in exchange for an unsecured convertible promissory note that carries an 8% interest rate, matured on March 28, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the three lowest trading prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.0001 per share, whichever is greater.

On November 22, 2010 we received $55,000 in exchange for an unsecured convertible promissory note that carries an 8% interest rate, matures on August 24, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the three lowest trading prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.0001 per share, whichever is greater.

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

Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $5,060,079 and a working capital deficit of $642,980 at December 31, 2010, and have reported negative cash flows from operations over the last five years.  In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Recently Issued Accounting Standards

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These changes become effective for the Company beginning January 1, 2011. The Company’s adoption of this update did not have an impact on the Company’s financial condition or results of operations.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. These changes become effective for the Company beginning January 1, 2011. The adoption of this ASU did not have a material impact on our financial statements.

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

In April 2010, the FASB issued ASU 2010-13, “Compensation—Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (A consensus of the FASB Emerging Issues Task Force)” (“ASU 2010-13”). ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This clarification of existing practice is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. The Company’s adoption of this update did not have an impact on the Company’s financial condition or results of operations.

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

Item 8.  Financial Statements and Supplementary Data.

COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Competitive Companies, Inc.

We have audited the accompanying balance sheets of Competitive Companies, Inc. as of December 31, 2010 and 2009 and the related statements of operations, changes in stockholders’ (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Competitive Companies, Inc. as of December 31, 2010 and 2009, and the results of its operations, changes in stockholders’ (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC
 www.mkacpas.com
Houston, Texas
May 2, 2011

Competitive Companies, Inc.
(Debtor-in-Possession from May 5, 2009 until October 21, 2010)
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
Assets

Current assets:
Cash	$20,124	$10,133
Accounts receivable, net of allowance of $4,500 and $18,000	2,814	13,611
Prepaid expenses	2,800	2,850
Total current assets	25,738	26,594

Property and equipment, net	8,403	29,745

Other assets:
Deposits	3,003	1,366

Total assets	$37,144	$57,705

Liabilities and Stockholders' (Deficit)

Liabilities Not Subject to Compromise
Current liabilities:
Accounts payable, including related party amounts of $1,325
and $4,325 at December 31, 2010 and 2009, respectively	$346,542	$441,078
Accrued expenses	78,011	57,984
Customer deposits	39,913	39,913
Deferred revenues	9,552	38,552
Notes payable	67,006	68,480
Convertible debentures, net of discounts of $59,306
and $-0- at December 31, 2010 and 2009, respectively	127,694	90,000
Total current liabilities	668,718	736,007

Liabilities Subject to Compromise (a)	-	390,075

Total liabilities	668,718	1,126,082

Stockholders' (deficit):
Preferred stock, $0.001 par value 100,000,000 shares authorized:
Class A convertible, no shares issued and
outstanding with no liquidation value	-	-
Class B convertible, 1,495,436 shares issued and
outstanding with no liquidation value	1,495	1,495
Class C convertible, 1,000,000 shares issued and
outstanding with no liquidation value	1,000	1,000
Common stock, $0.001 par value, 500,000,000 shares
authorized, 130,263,732 and 98,745,813 shares issued
and outstanding at December 31, 2010 and 2009, respectively	130,264	98,746
Additional paid-in capital	4,293,746	2,710,583
Subscription payable, 200,000 and 8,194,506 shares
at December 31, 2010 and 2009, respectively	2,000	390,921
Accumulated (deficit)	(5,060,079)	(4,271,122)
Total stockholders' (deficit)	(631,574)	(1,068,377)

Total liabilities and stockholders' (deficit)	$37,144	$57,705

(a) Liabilities subject to compromise consist of the following:
Secured debt, 2.25% above "Money Rates",
secured by a $250,000 life insurance policy		$142,009
Subordinated debentures, 8.5%		15,686
Subordinated debentures, 5%		10,000
Trade payables and other miscellaneous claims		222,380
		$390,075

The accompanying notes are an integral part of these financial statements

Competitive Companies, Inc.
(Debtor-in-Possession from May 5, 2009 until October 21, 2010)
Consolidated Statements of Operations

	For the years ended
	December 31,
	2010	2009

Revenue	$190,408	$254,549
Cost of sales	201,488	391,921

Gross profit (loss)	(11,080)	(137,372)

Expenses:
General and administrative	1,237,607	533,031
Salaries and wages	62,960	227,376
Consulting fees	-	12,590
Depreciation	13,387	36,916
Bad debts	(3,338)	58,642
Total operating expenses	1,310,616	868,555

Net operating loss	(1,321,696)	(1,005,927)

Other income (expense):
Other income	6,825	23,985
Other expense	-	(1,950)
Loss on disposal of fixed assets	-	(44,497)
Interest expense	(128,804)	(31,156)
Total other income (expense)	(121,979)	(53,618)

Net loss before reorganization items	(1,443,675)	(1,059,545)

Gain on reorganiztion under
Chapter 7 bankruptcy, net	649,221	-
Forgiveness of debt under Chapter 11	8,097
Professional fees	(2,600)	(12,000)

Net loss	$(788,957)	$(1,071,545)

Weighted average number of common shares
outstanding - basic and fully diluted	113,691,468	85,233,678

Net loss per share - basic and fully diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements

Competitive Companies, Inc.
(Debtor-in-Possession from May 5, 2009 until October 21, 2010)
Consolidated Statement of Stockholders' (Deficit)

			Class A		Class B		Class C					Total
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Additional	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in	Payable	(Deficit)	(Deficit)

Balance, December 31, 2008	64,187,630	$64,188	-	$-	1,495,436	$1,495	1,000,000	$1,000	$2,913,469	$114,014	$(3,199,577)	$(105,411)

Shares issued for cash	8,153,093	8,153	-	-	-	-	-	-	387,085	(89,139)	-	306,099

Shares issued for services	2,623,282	2,623	-	-	-	-	-	-	126,041	-	-	128,664

Shares issued for acquisitions	23,781,808	23,782	-	-	-	-	-	-	1,165,309	366,046	-	1,555,137

Beneficial conversion of convertible debt	-	-	-	-	-	-	-	-	8,919	-	-	8,919

Consideration paid in excess of
fair value of acquisitions	-	-	-	-	-	-	-	-	(1,890,240)	-	-	(1,890,240)

Net loss for the year ended
December 31, 2009	-	-	-	-	-	-	-	-	-	-	(1,071,545)	(1,071,545)

Balance, December 31, 2009	98,745,813	$98,746	-	$-	1,495,436	$1,495	1,000,000	$1,000	$2,710,583	$390,921	$(4,271,122)	$(1,068,377)

Shares issued for cash	11,605,543	11,606	-	-	-	-	-	-	375,718	(24,874)	-	362,450

Shares issued for acquisitions	7,320,935	7,321	-	-	-	-	-	-	358,726	(366,047)	-	-

Shares issued for conversion of debts	5,734,226	5,734	-	-	-	-	-	-	54,266	-	-	60,000

Shares issued for services	6,857,215	6,857	-	-	-	-	-	-	638,501	2,000	-	647,358

Beneficial conversion of convertible debt	-	-	-	-	-	-	-	-	141,207	-	-	141,207

Options issued as consideration
for recission of acquisitions	-	-	-	-	-	-	-	-	14,745	-	-	14,745

Net loss for the year ended
December 31, 2010	-	-	-	-	-	-	-	-	-	-	(788,957)	(788,957)

Balance, December 31, 2010	130,263,732	$130,264	-	$-	1,495,436	$1,495	1,000,000	$1,000	$4,293,746	$2,000	$(5,060,079)	$(631,574)

The accompanying notes are an integral part of these financial statements

Competitive Companies, Inc.
(Debtor-in-Possession from May 5, 2009 until October 21, 2010)
Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2010	2009

Cash flows from operating activities
Net (loss) before reorganization items	$(1,443,675)	$(1,059,545)
Adjustments to reconcile net (loss) to
net cash (used in) operating activities:
Provision for bad debts (recoveries)	(3,338)	58,642
Depreciation	13,387	36,916
Loss on disposal of fixed assets	-	44,497
Common stock issued for services	647,358	128,664
Common stock options issued for services	14,745	-
Debt forgiveness	(150,412)	-
Amortization of beneficial conversion feature	81,901	11,549
Decrease (increase) in assets:
Accounts receivable	14,135	36,700
Prepaid expenses	50	2,952
Deposits	(1,637)	-
Increase (decrease) in liabilities:
Accounts payable, including related party amounts of ($3,000)
and $-0- at December 31, 2010 and 2009, respectively	(316,916)	271,618
Accrued expenses	22,109	18,866
Customer deposits	-	(4,757)
Deferred revenues	(29,000)	38,552
Net cash (used in) operating activities
before reorganization items	(1,151,293)	(415,346)
Debt forgiveness on prepetition liabilities	8,097	-
Debt discharged in Chapter 7 bankruptcy	649,221	-
Professional fees paid for services rendered in
connection with the Chapter 7 proceeding	(2,600)	(12,000)
Net cash (used in) operating activities	(496,575)	(427,346)

Cash flows from investing activities
Purchase of equipment	(4,611)	(9,987)
Cash acquired in merger	-	25,273
Net cash provided by (used in) investing activities	(4,611)	15,286

Cash flows from financing activities
Proceeds from short term and convertible debt	157,000	112,751
Principal payments on long term debt	(3,473)	(9,197)
Proceeds from sale of common stock	362,450	306,099
Principal payments on prepetition debt	(4,800)	(10,800)
Net cash provided by financing activities	511,177	398,853

Net increase (decrease) in cash	9,991	(13,207)
Cash - beginning	10,133	23,340
Cash - ending	$20,124	$10,133

Supplemental disclosures:
Interest paid	$3,248	$12,279
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Value of shares issued for subscriptions payable	$390,922	$128,664
Beneficial conversion feature on short term debt	$141,207	$-
Cancellation of common stock	$(100)	$-
Value of shares issued for conversion of debt	$60,000	$-

The accompanying notes are an integral part of these financial statements

Competitive Companies, Inc.
Notes to Financial Statements

Note 1 – Summary of Significant Accounting Policies

Competitive Companies, Inc. (“CCI”) was originally incorporated under the laws of the state of Nevada in March 1998, and shortly thereafter acquired all of the assets and assumed all of the liabilities of Competitive Communications, Inc. (“COMM”), which was incorporated under the laws of the state of California in February 1996.  In January 2000, CCI Residential Services, Inc. (“CCIR”) was formed.  This entity, which is also a wholly owned subsidiary of CCI was formed to expand on residential services provided by COMM, while COMM focused on developing revenue streams from other services.

COMM and CCIR provided telephone, cable television, long distance/inter - exchange, and dial up and high-speed Internet connections and e-mail services, mainly to customers who lived in multi-tenant residential buildings.  The Company’s operations were located in Riverside, California and substantially all of its customers were California residents. COMM and CCIR ceased services to their California residents in 2009.

On May 5, 2005 the Company merged with CA Networks, Inc. (“CAN”), which was a development stage enterprise that was in the process of developing a business model in the same industry as Competitive. CAN was formed under the laws of the state of Wyoming on January 14, 2004. The combined companies maintained the name of CCI.  The merged company (collectively “we,” “us,” or “ours”) continued to be a provider of local telephone, long distance service and high speed internet service through Wireless Internet networks in all states it operates in, and also offered cellular service nationwide until 2006 when the assets of CAN were sold and operations were halted in Kentucky and Wyoming.

On April 2, 2009, the Company entered into an acquisition agreement and plan of merger whereby the Company acquired 100% of the outstanding interest of four private companies under common control by the CEO of Competitive Companies, Inc. Pursuant to the share exchange agreement, Competitive Companies, Inc. (“CCI”) acquired 100% of the combined equity of DiscoverNet, Inc. (“DNI”), ICM, Inc. (“ICMI”), ICM, LLC (“ICML”), and DiscoverNet, LLC (“DNL”) in exchange for stock on a 10 to 1 basis, resulting in the issuance of 31,102,740 shares.  The fair market value of the shares was $1,555,137 based on the closing stock price on April 2, 2009, the date of grant (See Note 4).

On May 5, 2009, DiscoverNet, Inc. and DiscoverNet of Wisconsin, LLC, wholly owned subsidiaries of Competitive Companies, Inc. which were acquired on April 2, 2009 as described in Note 3 below, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code., and were subsequently converted to Chapter 7. The bankruptcies were closed on October 21, 2010, and all matters relating to these entities were fully discharged.

CCI, with their remaining wholly-owned subsidiaries; COMM, CCIR, ICMI, and ICML (collectively referred to as the “Company”) provide dial up and high-speed broadband internet services, mainly to customers in rural markets throughout Wisconsin, San Antonio, TX and Puerto Rico. The Company’s operations are located in San Antonio, Texas and substantially all of its customers are Wisconsin and Texas residents.

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

Cash and Cash Equivalents
CCI maintains cash balances in interest and non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2010 and 2009.

Competitive Companies, Inc.
Notes to Financial Statements

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

Revenue Recognition
Our revenue is recognized when (1) persuasive evidence of an arrangement exists; (2) delivery of our services has occurred; (3) our price to our customer is fixed or determinable; and (4) collectability of the sales price is reasonably assured. As such, we recognize revenues in the month in which we provide services. Services provided but not billed by the end of the year are reflected as unbilled receivables in the accompanying consolidated balance sheets. The Company defers any revenue from sales for which payment has been received, but services have not been provided.

Allowance for Doubtful Accounts
We evaluate the allowance for doubtful accounts on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible. The allowance for doubtful accounts was $4,500 and $18,000 at December 31, 2010 and 2009, respectively.

Property and Equipment
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

Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the cost and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations.

Impairment of Long-Lived Assets
Long-lived assets held and used by Competitive are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. The Company did not incur any losses due to impairment of long-lived assets for the years ended December 31, 2010 and 2009.

Fair Value of Financial Instruments
Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts payable and accrued expenses reported on the balance sheets are estimated by management to approximate fair value primarily due to the short term nature of the instruments. The Company had no items that required fair value measurement on a recurring basis.

Competitive Companies, Inc.
Notes to Financial Statements

Goodwill and Other Intangible Assets
Goodwill and indefinite life intangible assets are recorded at fair value and not amortized, but are reviewed for impairment annually or more frequently if impairment indicators arise. As of December 31, 2010 and 2009 we had no goodwill or other intangible assets. The Company recognized impairment losses on goodwill of $373,018 and $-0- for the years ended December 31, 2010 and 2009, respectively, due to the fair value of the consideration paid in excess of the net assets acquired with the acquisition of Voice Vision, Inc.

Basic and Diluted Loss per Share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2010 and 2009, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception at August 13, 2009. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Stock issued for services totaled $647,358 and $128,664 for the years ended December 31, 2010 and 2009, respectively.

Advertising
We expense advertising costs as they are incurred. These expenses approximated $598,930 and $2,160 for the years ended December 31, 2010 and 2009, respectively, of which, $598,930 and $-0- consisted of stock based compensation pursuant to the issuance of a total of 6,321,500 and -0- shares, respectively.

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

Uncertain Tax Positions
In accordance with ASC 740, “Income Taxes” (“ASC 740”), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be capable of withstanding examination by the taxing authorities based on the technical merits of the position. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Various taxing authorities periodically audit the Company’s income tax returns. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. The Company has not yet undergone an examination by any taxing authorities.

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions.

Competitive Companies, Inc.
Notes to Financial Statements

Recently Issued Accounting Pronouncements
In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These changes become effective for the Company beginning January 1, 2011. The Company’s adoption of this update did not have an impact on the Company’s financial condition or results of operations.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. These changes become effective for the Company beginning January 1, 2011. The adoption of this ASU did not have a material impact on our financial statements.

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

In April 2010, the FASB issued ASU 2010-13, “Compensation—Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (A consensus of the FASB Emerging Issues Task Force)” (“ASU 2010-13”). ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This clarification of existing practice is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. The Company’s adoption of this update did not have an impact on the Company’s financial condition or results of operations.

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

Competitive Companies, Inc.
Notes to Financial Statements

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

Note 2 – Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $5,060,079 and a working capital deficit of $642,980 at December 31, 2010, and have reported negative cash flows from operations over the last seven years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

Competitive Companies, Inc.
Notes to Financial Statements

Note 3 – Discharged Bankruptcy

On October 21, 2010 DiscoverNet, Inc. & DiscoverNet of Wisconsin, LLC, wholly owned subsidiaries of the Company, (the “Debtors”) were discharged in bankruptcy under Chapter 7 of the federal bankruptcy laws in the United States Bankruptcy Court for the Western District of Wisconsin. The original petition was filed on May 5, 2009 under Chapter 11, whereby certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws were stayed while the Debtor continued business operations as a Debtor-in-Possession. These claims were reflected in the December 31, 2009, balance sheet as “liabilities subject to compromise.” Claims secured against the Debtor’s assets (“secured claims”) were discharged in full on October 21, 2010.

As such, the Company has presented the financial statements and disclosures as a Debtor-in-Possession for the period from May 5, 2009 through October 21, 2010 in accordance with FASB ASC 852-10-15, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”.

The following table summarizes the liquidation of DiscoverNet, Inc. and DiscoverNet of Wisconsin, LLC under Chapter 7 of the federal bankruptcy laws in the United States Bankruptcy Court for the Western District of Wisconsin on October 21, 2010:

	DiscoverNet of Wisconsin, LLC	DiscoverNet, Inc.	Total
Gain (loss) on reorganization under
Chapter7 bankruptcy, net	$(9,837)	$658,712	$649,221

Assets and liabilities
liquidated in bankruptcy:
Cash	$-	$(75)	$(75)
Property and equipment, net	(9,837)	(2,646)	(12,483)
Deposits	-	(50)	(50)
Accounts payable	-	495,340	495,340
Deferred revenues	346	-	346
Notes payable	-	166,143	166,143
Net (assets) and liabilities
liquidated in bankruptcy	$(9,491)	$658,712	$649,221

Note 4 – Business Combinations

Acquisition – January 12, 2010
On January 12, 2010, the Company entered into a share exchange agreement and plan of merger whereby the Company acquired 100% of the outstanding interest of Voice Vision, Inc., a California corporation in the Voice over internet Protocol business (“VoiP”). Pursuant to the share exchange agreement, Competitive Companies, Inc. (“CCI”) acquired 100% of the outstanding equity of Voice Vision, Inc. (“VVI”) in exchange for ten million (“10,000,000”) shares of CCI’s common stock on a 1.91245 to 1 basis (i.e. one share of CCI common stock for every 1.91245 outstanding shares of VVI’s common stock).  The fair market value of the CCI shares was $300,000 based on the closing stock price on the January 12, 2010 grant date, however, the acquisition was mutually rescinded on December 14, 2010 prior to the issuance of the shares.

In accordance with the rescission agreement, CCI granted to VVI 200,000 shares of common stock, which have not yet been issued and, as such, are presented as a subscription payable of $2,000 at December 31, 2010, as well as, options to purchase 2,000,000 shares of common stock. The options are exercisable until December 31, 2012 at an exercise price of $0.07 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 317% and a call option value of $0.0074, was $14,745.

Competitive Companies, Inc.
Notes to Financial Statements

The Company had recognized the identifiable assets acquired and liabilities assumed as follows:

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

The following table summarizes the deconsolidation of Voice Vision, Inc. on December 31, 2010 pursuant to the rescission agreement:

Voice Vision, Inc.
Gain on deconsolidation pursuant
to rescission agreement	$6,825

Assets and liabilities deconsolidated
in rescission:
Cash	$(25)
Accounts payable	78,032
Accrued expenses	1,836
Common stock	1,211,362
Additional paid in capital	18,532
Retained earnings	(1,302,912)
Net (assets) and liabilities
deconsolidated in rescission	$6,825

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
Notes to Financial Statements

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

The unaudited supplemental pro forma results of operations of the combined entity had the date of the acquisitions been January 1, 2009 are as follows:

Combined Pro Forma:
For the year ended December 31, 2009

Expenses:
Revenue	$367,343
Cost of sales	488,160
Gross profit (loss)	(120,817)

Operating expenses	1,156,332

Net operating (loss)	(1,227,149)

Other income (expense)	(58,517)
Chapter 7 reorganization income (expense)	-

Net (loss)	$(1,335,666)

Weighted average number of common shares
Outstanding – basic and fully diluted	96,814,862

Net (loss) per share – basic and fully diluted	$(0.01)

Competitive Companies, Inc.
Notes to Financial Statements

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

From time to time the Company has received loans from its Chief Executive Officer, William H. Gray. The total of the unsecured, interest free, demand notes was $-0- and $1,474 at December 31, 2010 and December 31, 2009, respectively.

The Company had unreimbursed expenses owed to its former Chief Executive Officer, Jerry Woods in the amounts of $4,325 and $1,325 at December 31, 2010 and December 31, 2009, respectively. The amounts due were included in accounts payable on the balance sheets.

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

Competitive Companies, Inc.
Notes to Financial Statements

On January 30, 2009, during the annual meeting of shareholders, a new CEO was elected. Mr. William Gray was elected to replace Jerald L. Woods. During the meeting a new board of directors was elected by a majority of the shareholders. The following board members were elected:

William Gray	Ray Powers
Larry Griffin	David Hewitt
Jerald Woods*	Michael Benbow***
(* Resigned July 21, 2010)	(*** Resigned June 15, 2009)
Tonni Lyn Smith-Atkins**
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

During 2009 the Company repaid loans from the former Officer and board member, Jerald L. Woods. The total of these unsecured demand loans, carrying an 18% interest rate, were $4,500 at December 31, 2008 and were repaid in full during 2009, along with accrued interest of $5,996.

During 2009 Jerald L. Woods was also repaid $6,754 for unreimbursed expenses that he previously paid on behalf of the Company. An unpaid accounts payable balance of $4,325 remains outstanding as of December 31, 2009.

Note 6 – Fair Value of Financial Instruments

Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts payable and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments. The Company had no other items that required fair value measurement on a recurring basis.

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

Competitive Companies, Inc.
Notes to Financial Statements

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following table provides a summary of the fair values of assets and liabilities as of December 31, 2010:

Fair Value Measurements at
December 31, 2010
Carrying
Value
	December 31, 2010	Level 1	Level 2	Level 3

None	$-	$-	$-	$-

The following table provides a summary of the fair values of assets and liabilities as of December 31, 2009:

Fair Value Measurements at
December 31, 2009
Carrying
Value
	December 31, 2009	Level 1	Level 2	Level 3

None	$-	$-	$-	$-

Note 7 – Property and Equipment

Property and equipment consist of the following:

	December 31,
	2010	2009

Telecommunication equipment and computers	$4,611	$29,666
Furniture and fixtures	9,150	47,383
Software	-	19,647
	13,761	96,696

Less accumulated depreciation	(5,358)	(66,951)
	$8,403	$29,745

Depreciation expense totaled $13,387 and $36,916 for 2010 and 2009, respectively. The Company disposed of $16,448 and $284,406 of fixed assets that were no longer in service during 2010 and 2009, respectively. A loss of $-0- and $44,497 resulted from the disposal as of December 31, 2010 and 2009, respectively. Total assets of $71,099 with a net book value of $12,483 were discharged with the Chapter 7 Bankruptcy on October 21, 2010. The loss of $12,483 is included in the net gain on reorganization under Chapter 7 bankruptcy as presented in the statement of operations for the year ended December 31, 2010.

Competitive Companies, Inc.
Notes to Financial Statements

Note 8 – Notes Payable

Notes payable consists of the following at December 31, 2010 and 2009, respectively:

	December 31,	December 31,
	2010	2009

Related party, unsecured promissory note, interest free, due on demand.	$-	$1,474

Unsecured promissory note carries an 8% interest rate, matured on March 2, 2010. Currently in default.	30,000	30,000

Unsecured promissory note carries an 8% interest rate, matured on June 15, 2009. Currently in default.	10,000	10,000

Unsecured promissory note carries an 8% interest rate, matured on June 15, 2009. Currently in default.	10,000	10,000

Secured line of credit, including accrued interest, carries a variable interest rate at 2.25% above “Money Rates”. The line matured on March 17, 2009, and the debt was discharged in bankruptcy under Chapter 7 on October 21, 2010. The $140,458 carrying amount of the note was discharged in bankruptcy and included in the net gain on reorganization under Chapter 7 bankruptcy as presented in the statement of operations for the year ended December 31, 2010.	-	142,009

Unsecured promissory note, including accrued interest, carries an 8.5% interest rate, matured on October 1, 2010, and the debt was discharged in bankruptcy under Chapter 7 on October 21, 2010. The $19,438 carrying amount of the note, including accrued interest of $3,752, was discharged in bankruptcy and included in the net gain on reorganization under Chapter 7 bankruptcy as presented in the statement of operations for the year ended December 31, 2010.	-	15,686

Unsecured, interest free promissory note carries a 5% late fee penalty in the event the Company is more than 10 days late with monthly payments of $1,000 beginning on September 1, 2008, matured on June 6, 2009, and the debt was discharged in bankruptcy under Chapter 7 on October 21, 2010. The $11,566 carrying amount of the note, including accrued interest of $1,566, was discharged in bankruptcy and included in the net gain on reorganization under Chapter 7 bankruptcy as presented in the statement of operations for the year ended December 31, 2010.	-	10,000

Unsecured note payable in default to a stockholder, with interest at 8%, and monthly principal and interest payments of $683, matured on February 23, 2011. Currently in default.	17,006	17,006
Total notes payable	67,006	236,175
Less: liabilities subject to compromise	-	167,695
Less: current portion	67,006	68,480
Notes payable, less current portion	$-	$-

Competitive Companies, Inc.
Notes to Financial Statements

Note 9 – Convertible Debentures

Convertible debentures consist of the following at December 31, 2010 and 2009, respectively:

	December 31,	December 31,
	2010	2009

Unsecured convertible promissory note carries an 8.75% interest rate, matured on July 16, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.06 per share, whichever is greater. Currently in default.	$50,000	$50,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on December 26, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	10,000	10,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on December 15, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	10,000	10,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on December 15, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	5,000	5,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on May 11, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	10,000	10,000

Competitive Companies, Inc.
Notes to Financial Statements
Unsecured convertible promissory note carries an 8.75% interest rate, matured on April 30, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	5,000	5,000

Unsecured convertible promissory note carries an 8% interest rate, matured on February 11, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty eight percent (55%) of the average of the three lowest trading prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.0001 per share, whichever is greater. Currently in default.	17,000	-

Unsecured convertible promissory note carries an 8% interest rate, matured on March 28, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty eight percent (50%) of the average of the three lowest trading prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.0001 per share, whichever is greater. Currently in default.	25,000	-

Unsecured convertible promissory note carries an 8% interest rate, matures on August 24, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty eight percent (50%) of the average of the three lowest trading prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.0001 per share, whichever is greater. Currently in default.	55,000	-
Total convertible debt	187,000	90,000
Less: discount on beneficial conversion feature	(59,306)	-
Convertible debentures	$127,694	$90,000

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

The aforementioned accounting treatment resulted in a total debt discount equal to $141,207. The discount was amortized over a six month period, from the date of issuance until the stated redemption date of the debt.

According to the terms of the Convertible Promissory Notes, the number of shares that would be received upon conversion was 30,212,331 shares at December 31, 2010.

The Company recorded financial expenses in the amount of $81,901 and $-0- attributed to the amortization of the aforementioned debt discount during the years ended December 31, 2010 and 2009, respectively.

Competitive Companies, Inc.
Notes to Financial Statements

During the year ended December 31, 2010, 5,734,226 shares were issued pursuant to $60,000 of debt conversions.

The Company recorded interest expense in the amount of $128,804 and $31,156 for the years ended December 31, 2010 and 2009, respectively.

Note 10 – Stockholders’ Equity

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

Convertible Class A Preferred Stock
In consummation of the May 5, 2005 merger with CA Networks as disclosed in Note 1, the Company repurchased 4,000,000 Class “A” preferred stock for $40,000. Therefore, there was no outstanding Class “A” preferred stock at December 31, 2010 or 2009, respectively.

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

Common Stock
On December 31, 2010, CCI granted 200,000 shares of its $0.001 par value common stock as compensation for the rescission of an acquisition agreement entered into on January 12, 2010. The shares have not been issued as of the date of this report and are recorded as a subscription payable in the amount of $2,000 based on the closing price of the Company’s common stock on the date of grant.

On December 21, 2010, CCI issued 810,811 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $6,000. The note was converted in accordance with the conversion terms, therefor no gain or loss has been recognized.

On December 8, 2010, CCI issued 1,269,841 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $8,000. The note was converted in accordance with the conversion terms, therefor no gain or loss has been recognized.

On November 23, 2010, CCI sold 250,000 shares of its $0.001 par value common stock for proceeds of $5,000 to an individual investor.

On November 10, 2010, CCI issued 1,138,614 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $11,500. The note was converted in accordance with the conversion terms, therefor no gain or loss has been recognized.

On November 5, 2010, CCI sold 1,250,000 shares of its $0.001 par value common stock for proceeds of $25,000 to an individual investor.

On October 29, 2010, CCI issued 646,552 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $7,500. The note was converted in accordance with the conversion terms, therefor no gain or loss has been recognized.

On October 21, 2010, the Company issued 1,071,500 shares of restricted common stock to a company for public relation services provided. The total fair value of the common stock was $21,430 based on the closing price of the Company’s common stock on the date of grant.

Competitive Companies, Inc.
Notes to Financial Statements

On October 18, 2010, CCI issued 539,568 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $7,500. The note was converted in accordance with the conversion terms, therefor no gain or loss has been recognized.

On October 13, 2010, CCI sold 446,428 shares of its $0.001 par value common stock for proceeds of $10,000 to an individual investor.

On October 6, 2010, CCI issued 471,698 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $7,500. The note was converted in accordance with the conversion terms, therefor no gain or loss has been recognized.

On September 24, 2010, CCI sold 950,570 shares of its $0.001 par value common stock for proceeds of $25,000 to an individual investor.

On September 20, 2010, CCI issued 428,571 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $6,000. The note was converted in accordance with the conversion terms, therefor no gain or loss has been recognized.

On September 16, 2010, CCI issued 428,571 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $6,000. The note was converted in accordance with the conversion terms, therefor no gain or loss has been recognized.

On August 25, 2010, CCI sold 125,000 shares of its $0.001 par value common stock for proceeds of $5,000 to an individual investor.

On August 16, 2010, CCI issued 53,215 shares to an individual in accordance with the April 2, 2009 acquisition of four entities under Mr. Gray’s control that had been outstanding as subscriptions payable. All unissued shares pursuant to the acquisition have now been issued with this final issuance.

On August 16, 2010, CCI issued 100,000 shares of its $0.001 par value common stock previously outstanding as a subscription payable in the amount of $5,000.

On August 16, 2010, the Company issued 5,250,000 shares of restricted common stock to a former CEO for business development services provided. The total fair value of the common stock was $577,500 based on the closing price of the Company’s common stock on the date of grant.

On August 16, 2010, CCI sold 125,000 shares of its $0.001 par value common stock for proceeds of $5,000 to an individual investor.

On August 9, 2010, CCI sold 100,000 shares of its $0.001 par value common stock for proceeds of $5,000 to an individual investor.

On August 5, 2010, CCI sold 100,000 shares of its $0.001 par value common stock for proceeds of $5,000 to an individual investor.

On August 1, 2010, CCI issued 87,500 shares of its $0.001 par value common stock previously outstanding as a subscription payable in the amount of $3,500.

On July 30, 2010, CCI sold 100,000 shares of its $0.001 par value common stock for proceeds of $5,000 to an individual investor.

On July 30, 2010, CCI sold 125,000 shares of its $0.001 par value common stock for proceeds of $5,000 to an individual investor.

On July 26, 2010, CCI sold 92,000 shares of its $0.001 par value common stock for proceeds of $4,600 to an individual investor.

Competitive Companies, Inc.
Notes to Financial Statements

On July 22, 2010, CCI sold 90,000 shares of its $0.001 par value common stock for proceeds of $5,400 to an individual investor.

On July 8, 2010, CCI sold 80,000 shares of its $0.001 par value common stock for proceeds of $5,000 to an individual investor.

On July 7, 2010, CCI sold 400,000 shares of its $0.001 par value common stock for proceeds of $20,000 to an individual investor.

On July 7, 2010, the Company issued 285,715 shares of free trading common stock to the Company’s securities counsel for legal services rendered. The total fair value of the common stock was $31,429 based on the closing price of the Company’s common stock on the date of grant.

On July 6, 2010, CCI sold 400,000 shares of its $0.001 par value common stock for proceeds of $20,000 to an individual investor.

On July 6, 2010, CCI sold 500,000 shares of its $0.001 par value common stock for proceeds of $25,000 to an individual investor.

On July 6, 2010, CCI sold 500,000 shares of its $0.001 par value common stock for proceeds of $25,000 to an individual investor.

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

During the three months ending June 30, 2010, CCI received subscriptions payable of $8,500 from a total of two individual investors in exchange for a total of 187,500 shares of its $0.001 par value common stock. The shares were subsequently issued in August of 2010.

During the three months ending June 30, 2010, CCI received $60,000 in exchange for a total of 1,285,714 shares of its $0.001 par value common stock from a total of eight individual investors.

During the three months ending June 30, 2010, the Company issued a total of 533,332 shares of common stock to two individual investors that had purchased the Company’s common stock prior to March 31, 2010, which was previously recorded as stock subscriptions payable in the total amount of $17,000.

On April 8, 2010, CCI cancelled and returned to treasury 100,000 shares of its $0.001 par value common stock previously held by a wholly owned subsidiary.

On April 1, 2010, the Company issued 250,000 shares of restricted common stock to a consultant for business development services provided. The total fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant.

During the three months ending March 31, 2010 the Company issued a total of 873,571 shares of common stock to six individual investors that had purchased the Company’s common stock prior to December 31, 2009, which was previously recorded as stock subscriptions payable in the total amount of $24,875.

Competitive Companies, Inc.
Notes to Financial Statements

During the three months ending March 31, 2010, CCI received $76,949 in exchange for a total of 3,191,428 shares of its $0.001 par value common stock from a total of twenty one individual investors.

During the three months ending March 31, 2010, CCI received subscriptions payable of $17,000 from a total of two individual investors in exchange for a total of 533,332 shares of its $0.001 par value common stock. The shares were subsequently issued in April of 2010.

On February 11, 2010, CCI issued 3,000,000 shares to the Company’s CEO, William H. Gray, in partial satisfaction of the April 2, 2009 acquisition of four entities under Mr. Gray’s control. The Company issued the remaining 3,734,858 shares to Mr. Gray on June 30, 2010 as part of the acquisition.

On January 12, 2010, CCI issued a subscription payable for 10,000,000 shares as payment on the acquisition of Voice Vision, Inc. The fair market value of the shares totaled $300,000 based on the closing stock price on the date of grant. The subscription payable was cancelled with the rescission of the acquisition on December 31, 2010.

On December 18, 2009, the Company sold 320,000 shares of common stock as a subscription payable to an investor in exchange for proceeds of $8,000. The shares were issued on March 12, 2010.

On November 18, 2009, the Company sold 200,000 shares of common stock to an investor in exchange for proceeds of $5,000.

On November 16, 2009, the Company sold 33,330 shares of common stock to an investor in exchange for proceeds of $1,000.

On November 14, 2009, the Company sold 150,000 shares of common stock as a subscription payable to an investor in exchange for proceeds of $3,750. The shares were issued on March 12, 2010.

On November 12, 2009, the Company sold 100,000 shares of common stock as a subscription payable to an investor in exchange for proceeds of $2,500. The shares were issued on January 15, 2010.

On October 30, 2009, the Company sold 142,857 shares of common stock as a subscription payable to an investor in exchange for proceeds of $5,000. The shares were issued on March 12, 2010.

On October 29, 2009, the Company sold 142,857 shares of common stock as a subscription payable to an investor in exchange for proceeds of $5,000. The shares were issued on March 12, 2010.

On October 29, 2009, the Company sold 400,000 shares of common stock to an investor in exchange for proceeds of $10,000.

On October 29, 2009, the Company issued 1,000,000 shares of common stock pursuant to the share exchange agreement dated April 2, 2009.

On October 27, 2009, the Company issued 250,000 free trading (S-8) shares of common stock for accounting services rendered. The fair market value of the shares was $10,000 based on the closing stock price on the grant date.

On October 16, 2009, the Company sold 17,857 shares of common stock as a subscription payable to an investor in exchange for proceeds of $625. The shares were issued on March 12, 2010.

On October 15, 2009, the Company sold 25,000 shares of common stock to an investor in exchange for proceeds of $1,000.

On October 13, 2009, the Company sold 75,000 shares of common stock to an investor in exchange for proceeds of $9,300.

On September 18, 2009, the Company sold 510,564 shares of common stock to an investor in exchange for proceeds of $25,528.

Competitive Companies, Inc.
Notes to Financial Statements

On September 18, 2009, the Company sold 100,000 shares of common stock to an investor in exchange for proceeds of $5,000.

On August 24, 2009, the Company sold 100,000 shares of common stock to an investor in exchange for proceeds of $5,000.

On August 24, 2009, the Company issued 50,000 shares of common stock to an investor that had purchased the Company’s common stock on January 19, 2009 in exchange for proceeds of $2,500.

On August 24, 2009, the Company issued 643,115 shares of common stock pursuant to the share exchange agreement dated April 2, 2009.

On August 21, 2009, the Company sold 1,048,439 shares of common stock to an investor in exchange for proceeds of $52,422.

On August 21, 2009, the Company sold 20,000 shares of common stock to an investor in exchange for proceeds of $1,000.

On August 21, 2009, the Company sold 20,000 shares of common stock to an investor in exchange for proceeds of $1,000.

On August 17, 2009, the Company sold 100,000 shares of common stock to an investor in exchange for proceeds of $5,000

On August 14, 2009, the Company sold 40,000 shares of common stock to an investor in exchange for proceeds of $2,000.

On August 14, 2009, the Company sold 60,000 shares of common stock to an investor in exchange for proceeds of $3,000.

On August 13, 2009, the Company sold 100,000 shares of common stock to an investor in exchange for proceeds of $5,000.

On August 10, 2009, the Company sold 160,000 shares of common stock to an investor in exchange for proceeds of $8,000.

On August 4, 2009, the Company sold 100,000 shares of common stock to an investor in exchange for proceeds of $5,000.

On July 29, 2009, the Company sold 150,000 shares of common stock to an investor in exchange for proceeds of $6,000.

On July 29, 2009, the Company sold 400,000 shares of common stock to an investor in exchange for proceeds of $20,000.

On July 15, 2009, the Company issued a total of 910,000 free trading (S-8) shares of common stock for accounting services rendered. The fair market value of the shares was $45,500 based on the closing stock price on the grant date.

On July 15, 2009, the Company issued a total of 1,463,282 free trading (S-8) shares of common stock for legal services rendered. The fair market value of the shares was $73,164 based on the closing stock price on the grant date.

On July 15, 2009, the Company issued 285,710 shares of common stock pursuant to the share exchange agreement dated April 2, 2009.

Competitive Companies, Inc.
Notes to Financial Statements

On May 1, 2009, the Company issued 21,852,983 of the 31,102,740 shares granted as part of the share exchange agreement on April 2, 2009.

On April 12, 2009, the Company sold 124,000 shares of common stock to an investor in exchange for proceeds of $6,200.

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

On March 31, 2009, the Company issued a total of 2,080,280 shares of common stock to seven individual investors that had purchased the Company’s common stock during the year ending December 31, 2008, which was previously recorded as stock subscriptions payable in the total amount of $104,014.

On March 25, 2009, the Company sold 100,000 shares of common stock as a subscription payable to an investor in exchange for proceeds of $5,000. The shares were issued on April 10, 2009.

On March 25, 2009, the Company sold 100,000 shares of common stock as a subscription payable to an investor in exchange for proceeds of $5,000. The shares were issued on April 10, 2009.

On March 18, 2009, the Company sold 23,480 shares of common stock as a subscription payable to an investor in exchange for proceeds of $1,174. The shares were issued on April 10, 2009.

On March 3, 2009, the Company sold 100,000 shares of common stock as a subscription payable to an investor in exchange for proceeds of $5,000. The shares were issued on April 10, 2009.

On March 3, 2009, the Company sold 70,000 shares of common stock as a subscription payable to an investor in exchange for proceeds of $3,500. The shares were issued on April 10, 2009.

On February 27, 2009, the Company sold 400,000 shares of common stock as a subscription payable to an investor in exchange for proceeds of $20,000. The shares were issued on April 10, 2009.

On February 5, 2009, the Company sold 400,000 shares of common stock to an investor in exchange for proceeds of $20,000.

On January 19, 2009, the Company sold 160,000 shares of common stock to an investor in exchange for proceeds of $8,000. On August 24, 2009 the Company issued 50,000 shares, and the remaining 110,000 shares were issued on November 16, 2009.

On January 14, 2009, the Company sold 540,000 shares of common stock to an investor in exchange for proceeds of $27,000.

On January 5, 2009, the Company sold 60,000 shares of common stock to an investor in exchange for proceeds of $3,000.

On January 5, 2009, the Company sold 120,000 shares of common stock to an investor in exchange for proceeds of $6,000.

On January 1, 2009, the Company sold 22,000 shares of common stock to an investor in exchange for proceeds of $1,100.

Competitive Companies, Inc.
Notes to Financial Statements

Note 11 – Common Stock Options

On December 31, 2010, the Company issued options to purchase 2,000,000 shares of common stock as part of the rescission agreement which rescinded the January 12, 2010 acquisition of Voice Vision, Inc. The options are exercisable until December 31, 2012 at an exercise price of $0.07 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 317% and a call option value of $0.0074, was $14,745.

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

On December 15, 2005, the Company granted employees and directors options to purchase 6,672,000 shares of common stock exercisable at $0.10 with a ten-year life. Because the Company stock was not trading at the grant date, and the Company issued all shares at $0.10 in 2005, which was equal to the exercise price. The Company granted 2,000,000 and -0- options during the years ended December 31, 2010 and 2009, respectively.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.07 - $0.10	8,672,000	4.28	$0.09	8,672,000	$0.09

The following is a summary of activity of outstanding stock options under the 2005 Stock Option Plan:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price

Balance, December 31, 2008	6,672,000	$0.10
Options cancelled	-	-
Options granted	-	-
Options exercised	-	-
Balance, December 31, 2009	6,672,000	$0.10
Options cancelled	-	-
Options granted	2,000,000	0.07
Options exercised	-	-
Balance, December 31, 2010	8,672,000	$0.10

Exercisable, December 31, 2010	8,672,000	$0.10

Competitive Companies, Inc.
Notes to Financial Statements

Note 12 – Future Minimum Lease Payments

We lease our office space and facility in Banbury Texas under a non-cancelable 1-year operating lease expiring September 30, 2011. The lease provides for minimum monthly rental payments of $770.

 Future minimum lease payments required under operating leases are as follows:

Year Ending
December 31,	Amount
2011	$6,930

Rent expense was $40,419 and $66,718 for the years ended December 31, 2010 and 2009, respectively.

Note 13 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended December 31, 2010 and 2009, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2010, the Company had approximately $5,982,700 of federal and state net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

The components of the Company’s deferred tax asset are as follows:

	December 31,	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carry forwards	$2,093,950	$1,745,000
Total deferred tax assets	2,093,920	1,745,000

Net deferred tax assets before valuation allowance	2,093,950	1,745,000
Less: Valuation allowance	(2,093,950)	(1,745,000)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2010 and 2009.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	December 31,	December 31,
	2010	2009

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

Competitive Companies, Inc.
Notes to Financial Statements

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 14 – Subsequent Events
On January 10, 2011, CCI issued 2,812,500 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $18,000.

On March 15, 2011, CCI issued 3,243,243 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $12,000.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer during the year ended December 31, 2010, William Gray, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on that evaluation, Mr. Gray concluded that our disclosure controls and procedures are not effective, which are discussed below in more detail, in timely alerting him to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2010 for the following reasons.

•	The Company does not have an independent board of directors or audit committee or adequate segregation of duties;
•	All of our financial reporting is carried out by our financial consultant; and
•	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended December 31, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2010 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Item 9B.  Other Information.

On December 14, 2010, the Company and Voice Vision, Inc. mutually rescinded the acquisition agreement pursuant to which the Company was to have acquired 100% of the outstanding equity of Voice Vision, Inc.  The closing of that transaction had not occurred.

DiscoverNet, Inc. Bankrupcty

On May 5, 2009, DiscoverNet, Inc. entered in a voluntary Chapter 11 Bankruptcy. On April 21, 2010, the Trustee issued a motion to convert the Chapter 11 to Chapter 7 liquidation. The motion was passed and DiscoverNet was ordered to liquidate its assets. Essentially all assets were encumbered by Associated Bank and claimed.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

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

NAME	AGE	POSITION
William H. Gray	60	Chief Executive Officer and Director
David Hewitt	65	Director
Larry Griffin	58	Director
Ray Powers	64	President and Director

Duties, Responsibilities, and Experience

William Gray has been a director of CCI since November 2008 and the Chief Executive Officer of CCI since February 10, 2009.  Additionally, Mr. Gray is the founder of Innovation Capital Management, Inc. (“ICM”), a Delaware Corporation formed in May 2008.  ICM is involved in managing investment securities design and development.  ICM is also the owner of ICM LLC and DiscoverNet, Inc.  DiscoverNet, Inc. is a full service Internet Service Provider currently deploying wireless broadband Internet throughout western Wisconsin and was incorporated in July 1996.  Mr. Gray has been the President and Chief Executive Officer of DiscoverNet since May of 1997 and has been chiefly responsible for the funding of DiscoverNet since inception.  Most recently, DiscoverNet has developed a proprietary propagation software capable of designing tier one wireless networks via the web.  ICM intends to offer this unique software to other Wireless Internet Service Providers as part of its planned investment and acquisition program.  Mr. Gray is highly skilled and experienced in designing investment securities, developing financial forecast, structuring mergers and acquisitions, writing business plans and drafting private placement memorandum.  Mr. Gray has managed investment securities exceeding $100 million.

Mr. Gray’s qualifications:
•	Leadership experience – Mr. Gray has been our chairman and chief executive officer since February 2009 and he is the founder of Innovation Capital Management, Inc.
•
Finance experience – Mr. Gray has designed and developed multiple securities investment products and programs as well as complex financial projection and proforma models. He has extensive knowledge with accounting systems such as QuickBooks. Additionally, he has substantial experience with Industry billing systems and financial software integration. Mr. Gray has setup and established the Company’s accounting, billing and merchant integration systems for the Company.

•	Industry experience – Mr. Gray has more than fifteen (15) years of experience and been intricately involved in the Internet Industry almost since inception starting in 1995.
•	Education experience - Mr. Gray attended Navarro Jr. College, Howard Payne University and Texas A&M University with a major in Psychology and a minor in Sociology.

David Hewitt has been a director of CCI since December 2001.  Prior to joining CCI through the merger with Huntington Telecommunications, Inc., he was the Co-Founder and President of Huntington Partners, Inc., which was a development and investment company providing capital and management for real estate and business venture investments as well as an affiliate to the general partner of Huntington Telecommunicaitons.  Currently, Mr. Hewitt is the Managing Member of Southwind Realty Group, LLC, which focuses on the acquisition and redevelopment of infill residential properties in Southern California.  From 1999 to 2005, Mr. Hewitt was a founder, Chairman, and a Director of Silverwood Investments, LLC, a real estate investment company focused on apartment property development throughout California.  From 1989 to 1992, he was Co-Founder and Managing Director of Trilateral Company, a real estate firm. He has an MBA with Distinction from Amos Tuck School of Business Administration at Dartmouth College and a BA from University of Rochester.

Larry Griffin has been a director of CCI since 2009.  Mr. Griffin is the IT Director for Diamondback Management, Inc. since 2005 and prior to that worked as an independent contractor from 1998 to 2005.  Additionally, he was the Director of Network Development O.S. for WorldCom from 1988 to 1997.  At WorldCom, Mr. Griffin was responsible for WorldCom’s redesign and development of its integrated billing systems during the Company’s accelerated telecom acquisitions in the mid 1990’s.  Mr. Griffin was the chief architect with the sub-system of the DEX (Digital Switch) switches to allow account codes to be validated against a common database from any switch in the DEX network.  He led the design and development of a switch update and CDR collection systems for the DEX network.  Mr. Griffin hopes to advise CCI on its integrated billing systems for future subscriber acquisitions.

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

Involvement in Certain Legal Proceedings

No Executive Officer or Director of the Company has been the subject of any order, judgment, or decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No current Executive Officer or Director of the Company is the subject of any pending legal proceedings.

Limitation of Liability and Indemnification of Officers and Directors

Under Nevada General Corporation Law and our articles of incorporation, our directors will have no personal liability to us or our stockholders for monetary damages incurred as the result of the breach or alleged breach by a director of his “duty of care.”  This provision does not apply to the directors’ (i) acts or omissions that involve intentional misconduct or a knowing and culpable violation of law, (ii) acts or omissions that a director believes to be contrary to the best interests of the corporation or its shareholders or that involve the absence of good faith on the part of the director, (iii) approval of any transaction from which a director derives an improper personal benefit, (iv) acts or omissions that show a reckless disregard for the director’s duty to the corporation or its shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director’s duties, of a risk of serious injury to the corporation or its shareholders, (v) acts or omissions that constituted an unexcused pattern of inattention that amounts to an abdication of the director’s duty to the corporation or its shareholders, or (vi) approval of an unlawful dividend, distribution, stock repurchase or redemption. This provision would generally absolve directors of personal liability for negligence in the performance of duties, including gross negligence.

The effect of this provision in our articles of incorporation is to eliminate the rights of CCI and our stockholders (through stockholder’s derivative suits on behalf of CCI) to recover monetary damages against a director for breach of his fiduciary duty of care as a director (including breaches resulting from negligent or grossly negligent behavior) except in the situations described in clauses (i) through (vi) above.  This provision does not limit nor eliminate the rights of CCI or any stockholder to seek non-monetary relief such as an injunction or rescission in the event of a breach of a director’s duty of care.  In addition, our Articles of Incorporation provide that if Nevada law is amended to authorize the future elimination or limitation of the liability of a director, then the liability of the directors will be eliminated or limited to the fullest extent permitted by the law, as amended.  Nevada General Corporation Law grants corporations the right to indemnify their directors, officers, employees and agents in accordance with applicable law. Our bylaws provide for indemnification of such persons to the full extent allowable under applicable law.  These provisions will not alter the liability of the directors under federal securities laws.

We intend to enter into agreements to indemnify our directors and officers, in addition to the indemnification provided for in our bylaws.  These agreements, among other things, indemnify our directors and officers for certain expenses (including attorneys’ fees), judgments, fines, and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of CCI, arising out of such person’s services as a director or officer of CCI, any subsidiary of CCI or any other company or enterprise to which the person provides services at the request of CCI.  We believe that these provisions and agreements are necessary to attract and retain qualified directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling CCI pursuant to the foregoing provisions, CCI has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Board Committees

Director Independence.  The board of directors has analyzed the independence of each director and has concluded that currently Messrs. Hewitt and Griffin are considered independent directors in accordance with the director independence standards of the NYSE Amex Equities, and has determined that they have not had a material relationship with CCI that would impair their independence from management.

Audit Committee. Currently, we do not have an audit committee.  At this time, the board of directors will perform the necessary functions of an audit committee, such as: recommending an independent registered public accounting firm to audit the annual financial statements; reviewing the independence of the independent registered public accounting firm; review of the financial statements and other required regulatory financial reporting; and reviewing management’s policies and procedures in connection with its internal control over financial reporting.

Additionally, we do not have a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive.  However, at such time the Company has the financial resources a financial expert will be hired.

Compensation Committee.  We currently do not have a compensation committee of the board of directors.  Until a formal committee is established our board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation.  The board makes all compensation decisions for the Executives and approves recommendation regarding equity awards to all elected officers of CCI. Decisions regarding the non-equity compensation of other executive officers are made by the board.

Nominating Committee.  We do not have a Nominating Committee or Nominating Committee Charter.  Our board of directors performs some of the functions associated with a Nominating Committee.  We elected not to have a Nominating Committee during the year ended December 31, 2010, in that we had limited operations and resources.

Director Nomination Procedures.  Generally, nominees for Directors are identified and suggested by the members of the board or management using their business networks.  The board has not retained any executive search firms or other third parties to identify or evaluate director candidates in the past and does not intend to in the near future.  In selecting a nominee for director, the board or management considers the following criteria:

•
whether the nominee has the personal attributes for successful service on the board, such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to the affairs of the Company;

•
whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

•
whether the nominee, by virtue of particular experience, technical expertise or specialized skills or contacts relevant to the Company’s current or future business, will add specific value as a board member; and

•	whether there are any other factors related to the ability and willingness of a new nominee to serve, or an existing board member to continue his service.

The board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for board membership.  Rather, the board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director. During 2010, the Company received no recommendation for Directors from its stockholders.

Report of the Audit Committee

Our board of directors has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2010 with senior management.  The board of directors has also discussed with M&K CPAS, PLLC, our independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from M&K required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The board of directors has discussed with M&K the independence of M&K as our auditors.  Finally, in considering whether the independent auditors provision of non-audit services to us is compatible with the auditors’ independence for M&K, our board of directors has recommended that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for filing with the United States Securities and Exchange Commission.  Our board of directors did not submit a formal report regarding its findings.

BOARD OF DIRECTORS
William H. Gray
David Hewitt
Larry Griffin
Ray Powers

Notwithstanding anything to the contrary set forth in any of our previous or future filings under the United States Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this report in future filings with the Securities and Exchange Commission, in whole or in part, the foregoing report shall not be deemed to be incorporated by reference into any such filing.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires executive officers and directors, and persons who beneficially own more than ten percent of an issuer’s common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of December 31, 2010, they were not all current in their filings.

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

Item 11.  Executive Compensation.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for our executive officers identified in the Summary Compensation Table (“Named Executive Officers”), and executive officers that we may hire in the future.  As more fully described below, our board of directors makes all decisions for the total direct compensation of our executive officers, including the Named Executive Officers.  We do not have a compensation committee, so all decisions with respect to management compensation are made by the whole board.

Compensation Program Objectives and Rewards

Our compensation philosophy is based on the premise of attracting, retaining, and motivating exceptional leaders, setting high goals, working toward the common objectives of meeting the expectations of customers and stockholders, and rewarding outstanding performance. Following this philosophy, we consider all relevant factors in determining executive compensation, including the competition for talent, our desire to link pay with performance, the use of equity to align executive interests with those of our stockholders, individual contributions, teamwork, and each executive’s total compensation package.  We strive to accomplish these objectives by compensating all executives with compensation packages consisting of a combination of competitive base salary and incentive compensation.

The compensation received by our Named Executive Officers is based primarily on the levels at which we can afford to retain them and their responsibilities and individual contributions.  Our compensation policy also reflects our strategy of minimizing general and administration expenses and utilizing independent professional consultants.  To date, we have not applied a formal compensation program to determine the compensation of the Named Executives Officers.  In the future, as we and our management team expand, our board of directors expects to form a compensation committee comprised of independent directors and apply the compensation philosophy and policies described in this section of the 10K.

The primary purpose of the compensation and benefits we consider is to attract, retain, and motivate highly talented individuals who will engage in the behavior necessary to enable us to succeed in our mission, while upholding our values in a highly competitive marketplace.  Different elements are designed to engender different behaviors, and the actual incentive amounts which may be awarded to each Named Executive Officer are subject to the annual review of our compensation committee who will make recommendations regarding compensation to our board of directors.  The following is a brief description of the key elements of our planned executive compensation structure.

•	Base salary and benefits are designed to attract and retain employees over time.
•	Incentive compensation awards are designed to focus employees on the business objectives for a particular year.
•
Equity incentive awards, such as stock options and non-vested stock, focus executives’ efforts on the behaviors within the recipients’ control that they believe are designed to ensure our long-term success as reflected in increases to our stock prices over a period of several years, growth in our profitability and other elements.

•
Severance and change in control plans are designed to facilitate a company’s ability to attract and retain executives as we compete for talented employees in a marketplace where such protections are commonly offered.  We currently have not given separation benefits to any of our Name Executive Officers.

Benchmarking

We have not yet adopted benchmarking but may do so in the future.  When making compensation decisions, our board of directors may compare each element of compensation paid to our Named Executive Officers against a report showing comparable compensation metrics from a group that includes both publicly-traded and privately-held companies.  Our board believes that while such peer group benchmarks are a point of reference for measurement, they are not necessarily a determining factor in setting executive compensation.  Each executive officer’s compensation relative to the benchmark varies based on the scope of responsibility and time in the position.  We have not yet formally established our peer group for this purpose.

The Elements of Our Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution.  Our board of directors reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise.  None of our Named Executive Officers have employment agreements with us.  Additional factors reviewed by our board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance.  For the year ended December 31, 2010, all executive officer base salary decisions were approved by the board of directors.

Our board of directors determines base salaries for the Named Executive Officers at the beginning of each fiscal year, and the board proposes new base salary amounts, if appropriate, based on its evaluation of individual performance and expected future contributions.  We do not have a 401(k) Plan, but if we adopt one in the future, base salary would be the only element of compensation that would be used in determining the amount of contributions permitted under the 401(k) Plan.

Incentive Compensation Awards

The Named Executives have not been paid bonuses and our board of directors has not yet established a formal compensation policy for the determination of bonuses.  If our revenue grows and bonuses become affordable and justifiable, we expect to use the following parameters in justifying and quantifying bonuses for our Named Executive Officers and other officers of CCI: (1) the growth in our revenue, (2) the growth in our earnings before interest, taxes, depreciation and amortization, as adjusted (“EBITDA”), and (3) our stock price.  The board has not adopted specific performance goals and target bonus amounts for any of its fiscal years, but may do so in the future.

Equity Incentive Awards

Effective December 2, 2005, our board of directors adopted our. 2005 Stock Option Plan under which a total of 10,000,000 shares of our common stock have been reserved for issuance as restricted stock or pursuant to the grant and exercise of stock options.  Our 2005 Stock Option Plan has not been approved by our shareholders.  We believe equity incentive awards motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders.  The board considers several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive’s position, his or her performance and responsibilities, and the amount of options or other awards, if any, currently held by the officer and their vesting schedule.  Our policy prohibits backdating options or granting them retroactively.

Benefits and Prerequisites

At this stage of our business we have limited benefits and no prerequisites for our employees other than health insurance and vacation benefits that are generally comparable to those offered by other small private and public companies or as may be required by applicable state employment laws.  We do not have a 401(k) Plan or any other retirement plan for our Named Executive Officers.  We may adopt these plans and confer other fringe benefits for our executive officers in the future.

Separation and Change in Control Arrangements

We do not have any employment agreements with our Named Executive Officers or any other executive officer or employee of CCI.  None of them are eligible for specific benefits or payments if their employment or engagement terminates in a separation or if there is a change of control.

Executive Officer Compensation

The following table sets forth the compensation of our executive officers for the years ended December 31, 2010 and 2009 respectively:

Summary Compensation Table
Name and Principal Position	Year	Salary	Stock Awards (4)(5)	All Other Compensation	Total

William Gray, Chief Executive Officer and Chairman (1)	2010 2009	$93,375 $79,099	$-0- $-0-	$2,500(6) $-0-	$95,875 $79,099

Jerald Woods, Former Chief Executive Officer (2)	2010 2009	$-0- $-0-	$-0- $-0-	$0- $11,006	$-0- $11,006

Ray Powers, President and Director (3)	2010 2009	$27,500 $-0-	$-0- $-0-	$-0- $19,500	$27,500 $19,500

(1)	Mr. Gray was appointed as Chief Executive Officer on February 10, 2009.

(2)	On February 10, 2009, Mr. Woods resigned from his position as Chief Executive Officer.

(3)	Dr. Ray Powers was appointed President on February 10, 2009.

(4)	On October 29, 2009, Mr. Ray Powers received 1,000,000 shares of common stock pursuant to the acquisition on April 2, 2009. The shares were not issued as compensation expense.

(5)
Mr. Gray was granted 6,734,858 shares of common stock pursuant to the acquisition on April 2, 2009.  On February 11, 2010 there were 3,000,000 shares issued, of which Mr. Gray subsequently exchanged 500,000 shares in a private transaction. The remaining 3,734,858 shares were issued on June 30, 2010.  The shares were not issued as compensation expense.

(6)	Commencing August 1, 2010, Mr. Gray receives an automobile allowance of $500 per month.

Employment Agreements

During the year ended December 31, 2010, we did not have any employment agreements or understandings in place with our executive officers.  There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person associated with the Company which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards

During the year ended December 31, 2010, we did not grant any equity awards to our officers and/or directors.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended December 31, 2010.

Director Compensation and Other Arrangements

As a result of having limited resources during most of 2010, we did not provide compensation to our board of directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 31, 2011, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership for the following table is based on 136,319,475 shares of common stock outstanding as of March 31, 2011.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 31, 2011, through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Officer or Director (1)	Number of Common Shares	Percent Beneficially Owned (2)
William Gray, Chief Executive Officer and Director	6,234,858	4.6%
Ray Powers	1,000,000	*
David Hewitt	1,000,000	*
Larry Griffin	0	0
All Officers and Directors as a Group (4 persons)	8,234,858	6.0%
Henri R. Hornby	10,266,666	7.5%
Jerald Woods	7,198,886	5.3%
_________________________
* Denotes less than 1%.

(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).  The address of each person is in the care of the Company.

(2)	Figures are rounded to the nearest percent.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

On April 2, 2009, we consummated an acquisition of four companies under common control by our CEO, William H. Gray. The following companies became wholly owned subsidiaries of Competitive Companies, Inc. and are consolidated in these financial statements:

DiscoverNet, Inc.	ICM, Inc.
ICM, LLC	DiscoverNet, LLC
As a result of the shares exchanged in this transaction, Mr. Gray was granted 6,734,858 shares of common stock, of these, 3,000,000 shares were issued on February 11, 2010, of which Mr. Gray subsequently exchanged 500,000 shares in a private transaction.  The remaining 3,734,858 shares have not yet been issued.  In addition, on October 29, 2009, the Company’s President and Director, Mr. Ray Powers, was issued a total of 1,000,000 shares as a result of these acquisitions.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by M&K CPAs, PLLC for the audit of our annual financial statements and review of the financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2010 and 2009 were $38,750 and $37,500, respectively.

Audit-Related Fees

The aggregate fees billed by M&K CPAs, PLLC for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements for the fiscal years 2010 and 2009 were $-0- and $-0-, respectively.

Tax Fees

The aggregate fees billed by M&K CPAs, PLLC for professional services rendered by the principal accountant for the fiscal years 2010 and 2009 were $-0- and $-0-, respectively.

All Other Fees

There were no other fees to be billed by M&K CPAs, PLLC for the fiscal years 2010 and 2009 other than the fees described above.

Pre-Approval Policies and Procedures of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

Until we appoint an audit committee, our board of directors’ policy in the future is to pre-approve, typically at the beginning of our fiscal year, all audit and non-audit services, other than de minimis non-audit services, to be provided by an independent registered public accounting firm.  These services may include, among others, audit services, audit-related services, tax services and other services and such services are generally subject to a specific budget.  The independent registered public accounting firm and management are required to periodically report to the full board of directors regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.  As part of the board’s review, the board will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management.  At board meetings throughout the year, the auditor and management may present subsequent services for approval.  Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

Our board of directors has considered the provision of non-audit services provided by our independent registered public accounting firm to be compatible with maintaining their independence.  Until we appoint an audit committee, our board of directors will continue to approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

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

COMPETITIVE COMPANIES, INC.

Date: May 2, 2011	By:	/s/ William Gray
William Gray, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Gray	Chief Executive Officer, Principal Accounting Officer, and Director	May 2, 2011
William Gray

/s/ Ray Powers	President and Director	May 2, 2011
Ray Powers

/s/ Larry Griffin	Director	May 2, 2011
Larry Griffin

Director
David Hewitt