Form 10-Q
period 2011-03-31
COMPETITIVE COMPANIES INC
filed 2011-05-23
CIK 1161706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2011

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

As of May 20, 2010, there were 140,819,475 shares outstanding of the registrant’s common stock.

COMPETITIVE COMPANIES, INC.

FORM 10-Q

March 31, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Competitive Companies, Inc.
(Debtor-in-Possession from May 5, 2009 until October 21, 2010)
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
Assets	(Unaudited)

Current assets:
Cash	$28,417	$20,124
Accounts receivable, net of allowance of $7,000 and $4,500	4,426	2,814
Prepaid expenses	2,800	2,800
Total current assets	35,643	25,738

Property and equipment, net	7,715	8,403

Other assets:
Deposits	3,003	3,003

Total assets	$46,361	$37,144

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable, including related party amounts of $1,325 and
$1,325 at March 31, 2011 and December 31, 2010, respectively	$350,242	$346,542
Accrued expenses	92,249	78,011
Customer deposits	39,913	39,913
Deferred revenues	9,515	9,552
Notes payable	67,006	67,006
Convertible debentures, net of discounts of $43,110 and $59,306
at March 31, 2011 and December 31, 2010, respectively	191,390	127,694
Total current liabilities	750,315	668,718

Total liabilities	750,315	668,718

Stockholders' (deficit):
Preferred stock, $0.001 par value 100,000,000 shares authorized:
Class A convertible, no shares issued and
outstanding with no liquidation value	-	-
Class B convertible, 1,495,436 shares issued and
outstanding with no liquidation value	1,495	1,495
Class C convertible, 1,000,000 shares issued and
outstanding with no liquidation value	1,000	1,000
Common stock, $0.001 par value, 500,000,000 shares authorized,
136,319,475 and 130,263,732 shares issued and outstanding
at March 31, 2011 and December 31, 2010, respectively	136,319	130,264
Additional paid-in capital	4,336,922	4,293,746
Subscription payable, 200,000 shares at March 31, 2011
and December 31, 2010, respectively	2,000	2,000
Accumulated (deficit)	(5,181,690)	(5,060,079)
Total stockholders' (deficit)	(703,954)	(631,574)

Total liabilities and stockholders' (deficit)	$46,361	$37,144

See accompanying notes to financial statements.

Competitive Companies, Inc.
(Debtor-in-Possession from May 5, 2009 until October 21, 2010)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months
	ended March 31,
	2011	2010

Revenue	$41,109	$55,027
Cost of sales	16,406	62,320

Gross profit (loss)	24,703	(7,293)

Expenses:
General and administrative	40,071	156,079
Salaries and wages	58,719	26,821
Depreciation	688	3,636
Bad debts (recoveries)	2,500	(2,000)
Total operating expenses	101,978	184,536

Net operating loss	(77,275)	(191,829)

Other income (expense):
Impairment of goodwill	-	(373,018)
Interest expense	(44,336)	(11,353)
Total other income (expense)	(44,336)	(384,371)

Net loss before reorganization items	(121,611)	(576,200)

Forgiveness of debt under Chapter 11	-	8,097
Professional fees	-	(975)

Net loss	$(121,611)	$(569,078)

Weighted average number of common shares
outstanding - basic and fully diluted	133,340,309	102,804,559

Net loss per share - basic and fully diluted	$(0.00)	$(0.01)

See accompanying notes to financial statements.

Competitive Companies, Inc.
(Debtor-in-Possession from May 5, 2009 until October 21, 2010)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months
	ended March 31,
	2011	2010

Cash flows from operating activities
Net (loss) before reorganization items	$(121,611)	$(568,103)
Adjustments to reconcile net (loss) to
net cash (used in) operating activities:
Provision for bad debts (recoveries)	2,500	(2,000)
Depreciation	688	3,636
Impairment of goodwill	-	373,018
Amortization of beneficial conversion feature	35,427	3,542
Decrease (increase) in assets:
Accounts receivable	(4,112)	1,563
Deposits	-	1,366
Increase (decrease) in liabilities:
Accounts payable	3,700	60,877
Accrued expenses	15,238	8,140
Deferred revenues	(37)	488
Net cash (used in) operating activities
before reorganization items	(68,207)	(117,473)
Debt forgiveness on prepetition liabilities	-	8,097
Professional fees paid for services rendered in
connection with the Chapter 7 proceeding	-	(975)
Net cash used in operating activities	(68,207)	(110,351)

Cash flows from financing activities
Proceeds from short term and convertible debt	76,500	52,000
Proceeds from sale of common stock	-	93,949
Principal payments on prepetition debt	-	(3,600)
Net cash provided by financing activities	76,500	142,349

Net increase (decrease) in cash	8,293	31,998
Cash - beginning	20,124	10,133
Cash - ending	$28,417	$42,131

Supplemental disclosures:
Interest paid	$-	$1,736
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Value of shares issued for subscriptions payable	$-	$174,874
Beneficial conversion feature on short term debt	$19,231	$36,207
Value of shares issued for conversion of debt	$30,000	$-

See accompanying notes to financial statements.

Competitive Companies, Inc
Notes to Condensed Consolidated Financial Statements
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto included in the Company's Form 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

The comparative financial statements for the three months ended March 31, 2010 include the former wholly owned subsidiaries of Competitive Companies, Inc., DiscoverNet, Inc. and DiscoverNet of Wisconsin, LLC, which were previously acquired on April 2, 2009. On May 5, 2009, DiscoverNet, Inc. and DiscoverNet of Wisconsin, LLC filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code., and were subsequently converted to Chapter 7 before the bankruptcies were closed on October 21, 2010, and all matters relating to these entities were fully discharged.

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

Note 2 – Going Concern

Our condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $5,181,690 and a working capital deficit of $714,672 at March 31, 2011, and have reported negative cash flows from operations over the last five years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

Competitive Companies, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Our condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 3 – Property and equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2011	2010

Telecommunication equipment and computers	$4,611	$4,611
Furniture and fixtures	9,150	9,150
	13,761	13,761

Less accumulated depreciation	(6,046)	(5,358)
	$7,715	$8,403

Depreciation expense totaled $688 and $3,636 for the three months ending March 31, 2011 and 2010, respectively.

Note 4 – Short Term Debt

Short term debt consists of the following at March 31, 2011 and December 31, 2010, respectively:

	March 31,	December 31,
	2011	2010

Unsecured promissory note carries an 8% interest rate, matured on March 2, 2010. Currently in default.	30,000	30,000

Unsecured promissory note carries an 8% interest rate, matured on June 15, 2009. Currently in default.	10,000	10,000

Unsecured promissory note carries an 8% interest rate, matured on June 15, 2009. Currently in default.	10,000	10,000

Unsecured note payable in default to a stockholder, with interest at 8%, and monthly principal and interest payments of $683, matured on February 23, 2011. Currently in default.	17,006	17,006
Total notes payable	67,006	67,006
Less: current portion	67,006	67,006
Notes payable, less current portion	$-	$-

The Company recorded interest expense on short term debt in the amount of $934 and $934 for the three months ended March 31, 2011 and 2010, respectively.

Competitive Companies, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 – Convertible Debt

Convertible debt consists of the following at March 31, 2011 and December 31, 2010, respectively:

	March 31,	December 31,
	2011	2010
Unsecured convertible promissory note carries an 8.75% interest rate, matured on July 16, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.06 per share, whichever is greater. Currently in default.	$50,000	$50,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on December 26, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	10,000	10,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on December 15, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	10,000	10,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on December 15, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	5,000	5,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on May 11, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	10,000	10,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on April 30, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	5,000	5,000

Competitive Companies, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Secured convertible promissory note carries an 8.00% interest rate, matured on February 11, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three lowest trading bid prices of the Company’s common stock over the ten (10) trading days prior to the conversion notice, or the greater of $0.0001 per share. The note is secured by a reserve of authorized and issuable shares of three times the number of shares that is actually issuable upon full conversion of the note. At September 30, 2010 the Company had 24,999,999 shares reserved. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares.
	-	17,000

Secured convertible promissory note carries an 8.00% interest rate, matured on March 28, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the three lowest trading bid prices of the Company’s common stock over the ten (10) trading days prior to the conversion notice, or the greater of $0.001 per share. The note is secured by a reserve of authorized and issuable shares of three times the number of shares that is actually issuable upon full conversion of the note. Accordingly, the Company reserved 75,000,000 shares upon execution of the agreement. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Currently in default.
	13,000	25,000

Unsecured convertible promissory note carries an 8% interest rate, matures on August 24, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.0001 per share, whichever is greater.	55,000	55,000

Unsecured convertible promissory note carries an 8% interest rate, matures on October 13, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.0001 per share, whichever is greater.	25,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on July 2, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	2,500	-

Competitive Companies, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Unsecured convertible promissory note carries a 12.5% interest rate, matures on July 3, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	10,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on July 9, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	10,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on July 19, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	10,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on September 4, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	1,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on September 17, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	10,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on September 24, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	5,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on September 26, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	3,000	-

Total convertible debt	234,500	187,000
Less: unamortized discount on beneficial conversion feature	(43,110)	(59,306)
Convertible debt	$191,390	$127,694

Competitive Companies, Inc
Notes to Condensed Consolidated Financial Statements
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

The aforementioned accounting treatment resulted in a total debt discount equal to $160,438. The discount is amortized from the dates of issuance until the stated redemption date of the debts, consisting of various periods between six and nine months.

Five of the convertible notes, totaling $180,000 that created the beneficial conversion feature carry default provisions that place a (”maximum share amount”) on the note holders. The maximum share amount that can be owned as a result of the conversions to common stock by the note holders is 4.99% of the issued and outstanding shares of CCI. In the event that the lenders’ holdings exceed that threshold, the borrower shall pay to the note holder, within fifteen (15) business days an amount equal to 150% of the sum of (a) the then outstanding principal amount of the note, plus (b) accrued and unpaid interest, and (c) accrued and unpaid default interest.

Another convertible note in the amount of $5,000 resulted in a $753 beneficial conversion feature that is being amortized over the six month term of the convertible promissory note.

According to the terms of the Convertible Promissory Notes, the number of shares that would be received upon conversion was 36,290,844 shares at March 31, 2011.

During the three months ended March 31, 2011, the Company recorded financial expenses in the amount of $35,427 attributed to the amortization of the aforementioned debt discount.

During the three months ended March 31, 2011, the Company issued 6,055,743 shares pursuant to the debt conversion in settlement of $29,000 of outstanding principal and $1,000 of accrued interest. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

The Company recorded interest expense in the amount of $43,402 and $10,419 for the three months ended March 31, 2011 and 2010, respectively related to convertible debts.

Competitive Companies, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Changes in Stockholders’ equity

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

Common Stock
On January 10, 2011, CCI issued 2,812,500 shares of its $.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $18,000, which consisted of $17,000 of principal and $1,000 of accrued interest. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On March 15, 2011, CCI issued 3,243,243 shares of its $.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $12,000, which consisted of $12,000 of principal. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

Note 7 – Subsequent Events

Common Stock
On April 28, 2011, the Company issued 500,000 shares of restricted common stock to a law firm for legal services rendered. The total fair value of the common stock was $3,500 based on the closing price of the Company’s common stock on the date of grant.

On May 2, 2011, CCI issued 4,000,000 shares of its $.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $10,000, which consisted of $10,000 of principal. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

Convertible Debt
On May 3, 2011 the Company received $35,000 in exchange for an unsecured convertible promissory note that carries an 8% interest rate and matures on October 13, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.0001 per share, whichever is greater.

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

Overview of Current Operations

Our headquarters are located in San Antonio, Texas, and we have an office in Eau Claire, Wisconsin where we provide web hosting, dial-up, wireless and DSL internet services to customers throughout rural areas in Wisconsin.

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

For the three months ended March 31, 2011 and 2010, we incurred net losses of $121,611 and $569,078, respectively.  Our accumulated deficit at the end of March 31, 2011 was $5,181,690.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Result of Operations for the Three Months Ended March 31, 2011 and 2010

The following income and operating expenses tables summarize selected items from the statement of operations for the three months ended March 31, 2011 compared to the year ended March 31, 2010.

INCOME:

	The Three Months Ended		Increase/
	March 31,		(Decrease)
	2011	2010	$	%
Revenues	$41,109	$55,027	$(13,918)	(25%)

Cost of Sales	16,406	62,320	$(45,914)	(74%)

Gross Profit (Loss)	$24,703	$(7,293)	$31,996	(439%)

Percentage of Revenue	60%	(13%)	$-	73%

Revenues

Revenues for the three months ended March 31, 2011 was $41,109 compared to revenues of $55,027 for the three months ended March 31, 2010. This resulted in a decrease in revenues of $13,918, or 25%.

Revenues decreased as satellite internet and other high speed internet services have caused our market share to diminish in rural service areas.

Due to this change in the environment of our traditional business operations, we have begun to pursue and investigate alternative revenue sources.

Cost of sales

Cost of sales for the three months ended March 31, 2011 was $16,406, a decrease of $45,914, or 74%, from $62,320 for the three months ended March 31, 2010.  We were able to reduce cost of sales significantly in 2011 with the discontinuation of our entities discharged in bankruptcy during the 4th quarter of 2010, and are continuing to eliminate underutilized circuits.  We have made continued efforts to continually manage and reduce costs, where applicable.

Gross profit as a percentage of revenue

Gross profit as a percentage of revenue increased from (13%) for the three months ended March 31, 2010 to 60% for the three months ended March 31, 2011.  Gross profit as a percentage of revenue increased due to our ability to reduce cost of sales on more than a pro rata basis with our reduction in revenues due to the discharge of unprofitable entities in bankruptcy during the fourth quarter of 2010.  Our fixed costs supporting the infrastructure of our cable services were reduced.  Overall our gross profit has improved as a result of being able to better manage our cost of sales in relation to our decrease in revenues.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2011 compared to December 31, 2010.

			Increase/(Decrease)
	March 31, 2011	December 31, 2010	$	%

Current Assets	$35,643	$25,738	$9,905	38%

Current Liabilities	$750,315	$668,718	$81,597	12%

Accumulated (deficit)	$(5,181,690)	$(5,060,079)	$121,611	2%

Working Capital (Deficit)	$(714,672)	$(642,980)	$71,692	11%

During the three months ended March 31, 2011 the Company received a total of $51,500 from a total of seven private lenders in exchange for unsecured convertible promissory notes at various dates from January 3, 2011 through March 30, 2011.  The convertible promissory notes carry a 12.5% interest rate and mature 179 days from the origination date at various dates between July 2, 2011 and September 26, 2011.  The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.

On January 11, 2011 the Company received $25,000 in exchange for an unsecured convertible promissory note that carries an 8% interest rate and matures on October 13, 2011.  The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty eight percent (50%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.0001 per share, whichever is greater.

Satisfaction of our cash obligations for the next 12 months.

As of March 31, 2011, our cash balance was $28,417.  Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred continuous losses from operations, have an accumulated deficit of $5,181,690 and a working capital deficit of $714,672 at March 31, 2011, and have reported negative cash flows from operations over the last five years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature of the industry in which we operate.

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

As of March 31, 2011, we had seven full-time employees.  Currently, there are no organized labor agreements or union agreements between us and our employees.

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

None

Item 1A. Risk Factors.

Risks Relating to Our Business and Marketplace

We have incurred losses since inception and expect to incur losses for the foreseeable future. In addition, our poor financial condition raises substantial doubt about our ability to continue as a going concern.

Our net losses for the three months ended March 31, 2011 and 2010 were $121,611 and $569,078, respectively. As of March 31, 2011, we had $28,417 in cash available to finance our operations and a working capital deficit of $714,672.  Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception.  We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of securities and recent loans from an officer to satisfy working capital requirements.  We will continue to be dependent upon the proceeds of future private or public offerings to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy.  There can be no assurance that we will be able to raise the necessary capital to continue operations.

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

We will require additional funds to expand our operations and believe the current cash on hand and the other sources of liquidity will not be sufficient to fund our operations through fiscal 2011.  We anticipate that we will require approximately $500,000 to $1,000,000 to fund our continued operations for fiscal 2011, depending on revenue from operations.  Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations.  If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.  Any additional equity financing may involve substantial dilution to our then existing stockholders.

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

As a result of our accumulated deficit and deficiency in working capital at March 31, 2011 and other factors, our independent auditors have indicated that there is substantial doubt about our ability to continue as a going concern over the next twelve months. The financial statements do not include any adjustments as a result of this uncertainty.  The going concern qualification may adversely impact our ability to raise the capital necessary for the continuation of operations.

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

Item 2. Unregistered Sales of Equity Securities.

During the three months ended March 31, 2011, CCI issued a total of 6,055,743 shares in consideration of the conversion of $29,000 of principal and $1,000 of interest on convertible notes.

All of these shares were issued in reliance upon an exemption from the securities registration afforded by the provisions of Section 4(2) and/or Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

There were no defaults on senior securities during the period ended March 31, 2011.

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

Date: May 23, 2011