Form 10-Q
period 2011-06-30
COMPETITIVE COMPANIES INC
filed 2011-08-22
CIK 1161706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2011

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
Yes ☐ No ☒

As of August 19, 2010, there were 147,998,642 shares outstanding of the registrant’s common stock.

COMPETITIVE COMPANIES, INC.

FORM 10-Q

June 30, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Competitive Companies, Inc.
 (Debtor-in-Possession from May 5, 2009 until October 21, 2010)
 Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
Assets	(Unaudited)

Current assets:
Cash	$8,381	$20,124
Accounts receivable, net of allowance of $2,400 and $4,500	2,078	2,814
Prepaid expenses	2,800	2,800
Total current assets	13,259	25,738

Property and equipment, net	7,027	8,403

Other assets:
Deposits	3,003	3,003

Total assets	$23,289	$37,144

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable, including related party amounts of $1,325 and $1,325 at June 30, 2011 and December 31, 2010, respectively	$346,765	$346,542
Accrued expenses	143,850	78,011
Customer deposits	39,913	39,913
Deferred revenues	7,567	9,552
Notes payable	67,006	67,006
Convertible debentures, net of discounts of $57,400 and $59,306 at June 30, 2011 and December 31, 2010, respectively	245,600	127,694
Total current liabilities	850,701	668,718

Total liabilities	850,701	668,718

Stockholders' (deficit):
Preferred stock, $0.001 par value 100,000,000 shares authorized:
Class A convertible, no shares issued and outstanding with no liquidation value	-	-
Class B convertible, 1,495,436 shares issued and outstanding with no liquidation value	1,495	1,495
Class C convertible, 1,000,000 shares issued and outstanding with no liquidation value	1,000	1,000
Common stock, $0.001 par value, 500,000,000 shares authorized, 147,998,642 and 130,263,732 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	147,999	130,264
Additional paid-in capital	4,400,017	4,293,746
Subscription payable, 200,000 shares at June 30, 2011 and December 31, 2010, respectively	2,000	2,000
Accumulated (deficit)	(5,374,731)	(5,060,079)
Treasury stock, at cost, 735,000 and -0- shares at June 30, 2011 and December 31, 2010, respectively	(5,192)	-
Total stockholders' (deficit)	(827,412)	(631,574)

Total liabilities and stockholders' (deficit)	$23,289	$37,144

See accompanying notes to financial statements.

Competitive Companies, Inc.
 (Debtor-in-Possession from May 5, 2009 until October 21, 2010)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Six Months
	ended June 30,		ended June 30,
	2011	2010	2011	2010

Revenue	$27,195	$53,003	$68,304	$108,030
Cost of sales	15,214	58,918	31,620	121,238

Gross profit (loss)	11,981	(5,915)	36,684	(13,208)

Expenses:
General and administrative	84,174	135,215	124,245	291,294
Salaries and wages	83,765	27,115	142,484	53,936
Depreciation	688	3,442	1,376	7,078
Bad debts (recoveries)	(4,663)	(1,000)	(2,163)	(3,000)
Total operating expenses	163,964	164,772	265,942	349,308

Net operating loss	(151,983)	(170,687)	(229,258)	(362,516)

Other income (expense):
Impairment of goodwill	-	-	-	(373,018)
Interest expense	(41,058)	(25,535)	(85,394)	(36,888)
Total other income (expense)	(41,058)	(25,535)	(85,394)	(409,906)

Net loss before reorganization items	(193,041)	(196,222)	(314,652)	(772,422)

Forgiveness of debt under Chapter 11	-	-	-	8,097
Professional fees	-	(650)	-	(1,625)

Net loss	$(193,041)	$(196,872)	$(314,652)	$(765,950)

Weighted average number of common shares outstanding - basic and fully diluted	140,977,992	107,381,387	137,180,249	105,105,616

Net loss per share - basic and fully diluted	$-	$-	$-	$(0.01)

See accompanying notes to financial statements.

Competitive Companies, Inc.
 (Debtor-in-Possession from May 5, 2009 until October 21, 2010)
 Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months
	ended June 30,
	2011	2010

Cash flows from operating activities
Net (loss) before reorganization items	$(314,652)	$(772,422)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Provision for bad debts (recoveries)	(2,163)	(3,000)
Depreciation	1,376	7,078
Impairment of goodwill	-	373,018
Amortization of beneficial conversion feature	69,212	20,009
Common stock issued for services	6,200	15,000
Decrease (increase) in assets:
Accounts receivable	2,899	8,630
Deposits	-	1,366
Increase (decrease) in liabilities:
Accounts payable	223	109,795
Accrued expenses	67,839	13,989
Deferred revenues	(1,985)	(12,630)

Net cash (used in) operating activities before reorganization items	(171,051)	(239,167)
Debt forgiveness on prepetition liabilities	-	8,097
Professional fees paid for services rendered in connection with the Chapter 7 proceeding	-	(1,625)
Net cash used in operating activities	(171,051)	(232,695)

Cash flows from financing activities
Proceeds from short term and convertible debts	164,500	77,000
Principal payments on short term debt	-	(2,000)
Proceeds from sale of common stock	-	162,449
Principal payments on prepetition debt	-	(4,800)
Purchase of treasury stock	(5,192)	-
Net cash provided by financing activities	159,308	232,649

Net increase (decrease) in cash	(11,743)	(46)
Cash - beginning	20,124	10,133
Cash - ending	$8,381	$10,087

Supplemental disclosures:
Interest paid	$2,000	$3,248
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Value of shares issued for subscriptions payable	$-	$388,260
Beneficial conversion feature on short term debt	$67,306	$61,207
Value of shares issued for conversion of debt	$50,500	$300,000
Cancellation of common stock	$-	$100

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

The comparative financial statements for the three and six months ended June 30, 2010 include the former wholly owned subsidiaries of Competitive Companies, Inc., DiscoverNet, Inc. and DiscoverNet of Wisconsin, LLC, which were previously acquired on April 2, 2009. On May 5, 2009, DiscoverNet, Inc. and DiscoverNet of Wisconsin, LLC filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, and were subsequently converted to Chapter 7 before the bankruptcies were closed on October 21, 2010, and all matters relating to these entities were fully discharged.

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

Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011.  ASU 2011-05 will become effective for the Company on January 1, 2012.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements.  This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income.  The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

Competitive Companies, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011.  This guidance amends certain accounting and disclosure requirements related to fair value measurements.  Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy.  ASU 2011-04 will become effective for the Company on January 1, 2012.  We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its consolidated financial statements.

Note 2 – Going Concern

Our condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $5,374,371 and a working capital deficit of $837,442 at June 30, 2011, and have reported negative cash flows from operations over the last five years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

Note 3 – Property and equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2011	2010

Telecommunication equipment and computers	$4,611	$4,611
Furniture and fixtures	9,150	9,150
	13,761	13,761
Less accumulated depreciation	(6,734)	(5,358)
	$7,027	$8,403

Depreciation expense totaled $1,376 and $7,078 for the six months ending June 30, 2011 and 2010, respectively.

Competitive Companies, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 – Notes Payable

Short term debt consists of the following at June 30, 2011 and December 31, 2010, respectively:

	June 30,	December 31,
	2011	2010

Unsecured promissory note carries an 8% interest rate, matured on March 2, 2010. Currently in default.	$30,000	$30,000

Unsecured promissory note carries an 8% interest rate, matured on June 15, 2009. Currently in default.	10,000	10,000

Unsecured promissory note carries an 8% interest rate, matured on June 15, 2009. Currently in default.	10,000	10,000

Unsecured note payable in default to a stockholder, with interest at 8%, and monthly principal and interest payments of $683, matured on February 23, 2011. Currently in default.	17,006	17,006
Total notes payable	67,006	67,006
Less: current portion	67,006	67,006
Notes payable, less current portion	$-	$-

The Company recorded interest expense on short term debt in the amount of $2,682 and $2,682 for the six months ended June 30, 2011 and 2010, respectively.

Note 5 – Convertible Debt

Convertible debt consists of the following at June 30, 2011 and December 31, 2010, respectively:

	June 30,	December 31,
	2011	2010
Unsecured convertible promissory note carries an 8.75% interest rate, matured on July 16, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.06 per share, whichever is greater. Currently in default.	$50,000	$50,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on December 26, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	10,000	10,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on December 15, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	10,000	10,000

Competitive Companies, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Unsecured convertible promissory note carries an 8.75% interest rate, matured on December 15, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	5,000	5,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on May 11, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	10,000	10,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on April 30, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	5,000	5,000

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

Secured convertible promissory note carries an 8.00% interest rate, matured on March 28, 2011. The principal was convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the three lowest trading bid prices of the Company’s common stock over the ten (10) trading days prior to the conversion notice, or the greater of $0.001 per share. This conversion ratio was modified and amended to thirty seven percent (37%) on May 3, 2011 with the additional funding of another convertible note in the amount of $35,000 with similar terms. The note is secured by a reserve of authorized and issuable shares of three times the number of shares that is actually issuable upon full conversion of the note. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Currently in default.
	-	25,000

Competitive Companies, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Unsecured convertible promissory note carries an 8% interest rate, matures on August 24, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.0001 per share, whichever is greater. This conversion ratio was modified and amended to thirty seven percent (37%) on May 3, 2011 with the additional funding of another convertible note in the amount of $35,000 with similar terms.
	48,500	55,000

Unsecured convertible promissory note carries an 8% interest rate, matures on October 13, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.0001 per share, whichever is greater. This conversion ratio was modified and amended to thirty seven percent (37%) on May 3, 2011 with the additional funding of another convertible note in the amount of $35,000 with similar terms.
	25,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on July 2, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	2,500	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on July 3, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	10,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on July 9, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	10,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on July 19, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	10,000	-

Competitive Companies, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Unsecured convertible promissory note carries a 12.5% interest rate, matures on September 4, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	1,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on September 17, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	10,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on September 24, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	5,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on September 26, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	3,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on September 28, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	10,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on October 12, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	2,500	-

Unsecured convertible promissory note carries an 8% interest rate, matures on February 5, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to thirty seven percent (37%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.0001 per share, whichever is greater.	35,000	-

Competitive Companies, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Unsecured convertible promissory note carries a 12.5% interest rate, matures on November 13, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	5,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on December 4, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	5,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on December 12, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	2,500	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on December 12, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	2,500	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on December 12, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	2,500	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on December 13, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	2,500	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on December 13, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	3,000	-

Competitive Companies, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Unsecured convertible promissory note carries a 12.5% interest rate, matures on December 13, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	2,500	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on December 14, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	2,500	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on December 21, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	5,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on December 28, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	2,500	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on December 29, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	5,000	-
Total convertible debt	303,000	187,000
Less unamortized discount on beneficial conversion feature	(57,400)	(59,306)
Convertible debt	$245,600	$127,694

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

The aforementioned accounting treatment resulted in a total debt discount equal to $208,513. The discount is amortized from the dates of issuance until the stated redemption date of the debts, consisting of various periods between six and nine months.

Competitive Companies, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Six of the convertible notes, totaling $215,000 that created the beneficial conversion feature carry default provisions that place a (”maximum share amount”) on the note holders. The maximum share amount that can be owned as a result of the conversions to common stock by the note holders is 4.99% of the issued and outstanding shares of CCI. In the event that the lenders’ holdings exceed that threshold, the borrower shall pay to the note holder, within fifteen (15) business days an amount equal to 150% of the sum of (a) the then outstanding principal amount of the note, plus (b) accrued and unpaid interest, and (c) accrued and unpaid default interest.

On May 3, 2011, the conversion rates on two of these convertible promissory notes in the original principal amounts of $55,000 and $25,000 were modified and amended to thirty seven percent (37%) with the additional funding of another convertible note in the amount of $35,000 with similar terms. The outstanding balance of these debts consisted of a total of $83,000 of principal and approximately $2,000 of accrued interest immediately prior to the modification. The modification of the embedded conversion option, from which the change in the fair value of the embedded conversion option, was less than 10% of the carrying amount of the original debt instrument immediately prior to the modification, as a result, no additional loss on the modification was recognized.

Another ten (10) convertible notes in the amount of $35,500 resulted in a $13,828 beneficial conversion feature that is being amortized over the six month term of the convertible promissory notes.

According to the terms of the Convertible Promissory Notes, the number of shares that would be received upon conversion was 93,718,036 shares at June 30, 2011.

During the six months ended June 30, 2011 and 2010, the Company recorded financial expenses in the amount of $69,212 and $20,009, respectively, attributed to the amortization of the aforementioned debt discount.

During the six months ended June 30, 2011, the Company issued a total of 16,784,910 shares pursuant to debt conversion in settlement of $48,500 of outstanding principal and $2,000 of accrued interest. The notes were converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

The Company recorded interest expense in the amount of $11,000 and $4,974 for the six months ended June 30, 2011 and 2010, respectively related to convertible debts.

Note 6 – Changes in Stockholders’ equity

On January 30, 2009, the shareholders of the Company voted to increase the authorized common shares of the Company from 70,000,000 authorized shares of common stock to 500,000,000 authorized shares of common stock. As of June 30, 2011, 201,199,604 shares were reserved in accordance with terms set forth in convertible notes. Additionally, the shareholders voted to increase the authorized preferred shares of the Company from 10,000,000 authorized shares of preferred stock to 100,000,000 authorized shares of preferred stock. As a result of this vote, the Company filed an amendment to its Articles of Incorporation to reflect this change.

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

On May 27, 2011, the Company issued a total of 450,000 shares of restricted common stock amongst three employees for services rendered. The total fair value of the common stock was $2,700 based on the closing price of the Company’s common stock on the date of grant.

Competitive Companies, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On June 7, 2011, CCI issued 2,666,667 shares of its $.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $4,000, which consisted of $3,000 of principal, and $1,000 of accrued interest. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On June 13, 2011, CCI issued 4,062,500 shares of its $.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $6,500, which consisted of $6,500 of principal. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

Treasury Stock
During 2011, the board of directors authorized the purchase of up to 1,000,000 shares of the Company’s common stock. During the six months ended June 30, 2011, the Company repurchased a total of 735,000 shares of common stock, at an aggregate cost of $5,192.

Note 7 – Subsequent Events

Convertible Debts
On July 1, 2011 the Company received $5,000 in exchange for an unsecured convertible promissory note that carries a 12.5% interest rate and matures on December 28, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater..

On July 5, 2011 the Company received $5,000 in exchange for an unsecured convertible promissory note that carries a 12.5% interest rate and matures on January 1, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eight five percent (85%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 115% of the average closing price as of the Closing Date of the Note, whichever is greater.

On July 7, 2011 the Company received $2,500 in exchange for an unsecured convertible promissory note that carries a 12.5% interest rate and matures on January 3, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.

On August 8, 2011 the Company received $5,000 in exchange for an unsecured convertible promissory note that carries a 12.5% interest rate and matures on February 4, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty five percent (85%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 115% of the average closing price as of the Closing Date of the Note, whichever is greater.

On August 11, 2011 the Company received $2,500 in exchange for an unsecured convertible promissory note that carries a 12.5% interest rate and matures on February 7, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.

On August 11, 2011 the Company received $10,000 in exchange for an unsecured convertible promissory note that carries a 12.5% interest rate and matures on February 7, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (80%) of the average closing price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.

On August 15, 2011 the Company received $2,500 in exchange for an unsecured convertible promissory note that carries a 12.5% interest rate and matures on February 11, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (80%) of the average closing price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.

On August 17, 2011 the Company received $10,000 in exchange for an unsecured convertible promissory note that carries a 12.5% interest rate and matures on February 13, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (80%) of the average closing price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.

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

For the six months ended June 30, 2011 and 2010, we incurred net losses of $314,652 and $765,950, respectively.  Our accumulated deficit as of June 30, 2011 was $5,374,731.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Result of Operations for the Three and Six Months Ended June 30, 2011 and 2010

The following income and operating expenses tables summarize selected items from the statement of operations for the three months ended June 30, 2011 compared to the year ended June 30, 2010.

INCOME:

	For the Three			For the Six
	Months Ended			Months Ended			Increase / (Decrease)
	June 30,			June 30,			2011 Compared to 2010
	2011	2010		2011	2010		Three Months		Six Months

Revenue	$27,195	$53,003		$68,304	$108,030		$(25,808)	(49%)	$(39,726)	(37%)
Cost of sales	15,214	58,918		31,620	121,238		(43,704)	(74%)	(89,618)	(74%)

Gross profit (loss)	$11,981	$(5,915)		$36,684	$(13,208)		$17,896	303%	$49,892	378%

Percentage of revenue	44%	(11%	)	54%	(12%	)	-	55%	-	66%

Revenues

Revenues for the three and six months ended June 30, 2011 were $27,195 and $68,304 compared to revenues of $53,003 and $108,030 for the three and six months ended June 30, 2010. This resulted in a decrease in revenues of $25,808 or 49% for the three months ended June 30, 2011 compared to the same period in 2010, and a decrease in revenues of $39,726 or 37% for the six months ended June 30, 2011 compared to the same period in 2010.

Revenues decreased as satellite internet and other high speed internet services have caused our market share to diminish in rural service areas.

Due to this change in the environment of our traditional business operations, we have begun to pursue and investigate alternative revenue sources.

Cost of sales

Our cost of sales for the three and six months ended June 30, 2011 was $15,214 and $31,620, respectively, compared to $58,918 and $121,238 for the three and six months ended June 30, 2010, respectively, a decrease of $43,704 or 74% and $89,618 or 74% for the three and six month periods, respectively.   We were able to reduce cost of sales significantly in 2011 with the discontinuation of our entities discharged in bankruptcy during the 4th quarter of 2010, and are continuing to eliminate underutilized circuits.  We have made continued efforts to continually manage and reduce costs, where applicable.

Gross profit as a percentage of revenue

As of the six months ended June 30, 2011, gross profit margins improved by 55% from the prior year due to our ability to reduce cost of sales on more than a pro rata basis with our reduction in revenues.  Gross profit as a percentage of revenue increased due to our ability to reduce cost of sales on more than a pro rata basis with our reduction in revenues due to the discharge of unprofitable entities in bankruptcy during the fourth quarter of 2010.  Our fixed costs supporting the infrastructure of our cable services were reduced.  Overall our gross profit has improved as a result of being able to better manage our cost of sales in relation to our decrease in revenues.

EXPENSES:

	For the Three		For the Six
	Months Ended		Months Ended		Increase / (Decrease)
	June 30,		June 30,		2011 Compared to 2010
	2011	2010	2011	2010	Three Months		Six months
Expenses:
General and administrative	$84,174	$135,215	$124,245	$291,294	$(51,041)	(38%)	$(167,049)	(57%)
Salaries and wages	83,765	27,115	142,484	53,936	56,650	209%	88,548	164%
Depreciation	688	3,442	1,376	7,078	(2,754)	(80%)	(5,702)	(81%)
Bad debts (recoveries)	(4,663)	(1,000)	(2,163)	(3,000)	3,663	366%	(837)	(28%)
Total operating expenses	163,964	164,772	265,942	349,308	(808)	-	(83,366)	(24%)

Net operating (loss)	(151,983)	(170,687)	(229,258)	(362,516)	(18,704)	(11%)	(133,258)	(37%)

Other income (expenses):
Impairment of goodwill	-	-	-	(373,018)	-	-	(373,018)	(100%)
Interest expense	(41,058)	(25,535)	(85,394)	(36,888)	(15,523)	(61%)	48,506	131%
Forgiveness of Chapter 11 debt	-	-	-	8,097	-	-	(8,097)	(100%)
Professional fees	-	(650)	-	(1,625)	(650)	(100%)	(1,625)	(100%)
Total other income (expenses)	(41,058)	(26,185)	(85,394)	(403,434)	14,873	57%	(318,040)	(79%)

Net (loss)	$(193,041)	$(196,872)	$(314,652)	$(765,950)	$(3,831)	(2%)	$(451,298)	(259%)

General and administrative expenses

General and administrative expenses for the three and six months ended June 30, 2011, respectively, were $84,174 and $124,245, respectively, a decrease of $51,041, or 38%, from $135,215 for the three months ended June 30, 2010 and a decrease of $167,049, or 57%, from $291,294 for the six months ended June 30, 2010.  The decrease in our general and administrative expenses was a result of the discontinuation of our entities discharged in bankruptcy during the 4th quarter of 2010.

Salaries and wages

Salaries and wages for the three and six months ended June 30, 2011 were $83,765 and $142,484, respectively, an increase of $56,650, or 209%, from $27,115 for the three months ended June 30, 2010 and an increase of $88,548, or 164%, from $53,936 for the six months ended June 30, 2010.  The increase in salary expense was a result of employment agreements we entered into with our management team on July 1, 2010.  We previously paid management salaries as funds were available with no right to future remuneration. Accrued officer compensation was $51,514 at June 30, 2011.

Depreciation

Depreciation expenses for the three and six months ended June 30, 2011 were $688 and $1,376, respectively, a decrease of $2,754, or 80%, from $3,442 for the three months ended June 30, 2010 and a decrease of $5,702, or 81%, from $7,078 for the six months ended June 30, 2010.  The decreases are principally due to certain assets reaching the end of their depreciable life cycle. We anticipate the replacement of these assets in the near future as funds become available.

Bad debts (recoveries)

Bad debt expenses (recoveries) for the three and six months ended June 30, 2011 were $(4,663) and $(2,163), respectively, an increase of $3,663, or 366%, from $(1,000) for the three months ended June 30, 2010 and a decrease of $837, or 28%, from $(3,000) for the six months ended June 30, 2010. Our increase in bad debt expense (recoveries) for the three months ended June 30, 2011 is a result of reductions in our allowance for bad debts as we improved our collection efforts. Our decrease in bad debt expense (recoveries) for the six months ended June 30, 2011 is due to changes in our provision for doubtful accounts as well.

Net operating (loss)

The net operating loss for the three and six months ended June 30, 2011 was $151,983 and $229,258, respectively, a decrease of $18,704, or 11%, from $170,687 for the three months ended June 30, 2010 and a decrease of $133,258, or 37%, from $362,516 for the six months ended June 30, 2010. Our improved net loss was primarily due to our ability to control our costs of sales in relation to our decreased revenues, along with reductions in salaries and wages in the current year.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2011 compared to December 31, 2010.

			Increase/(Decrease)
	June 30, 2011	December 31, 2010	$	%

Current Assets	$13,259	$25,738	$(12,479)	(48%)

Current Liabilities	$850,701	$668,718	$181,983	27%

Accumulated (deficit)	$(5,374,731)	$(5,060,079)	$314,652	6%

Working Capital (Deficit)	$(837,442)	$(642,980)	$194,462	30%

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for operations. As of June 30, 2011, we had a working capital (deficit) of ($837,442).

During the six months ended June 30, 2011 the Company received a total of $66,500 from a total of eleven private lenders in exchange for unsecured convertible promissory notes at various dates from January 3, 2011 through June 30, 2011.  The convertible promissory notes carry a 12.5% interest rate and mature 179 days from the origination date at various dates between July 2, 2011 and December 31, 2011.  The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.

During the six months ended June 30, 2011 the Company received a total of $20,500 from a total of seven private lenders in exchange for unsecured convertible promissory notes at various dates from June 15, 2011 through June 30, 2011.  The convertible promissory notes carry a 12.5% interest rate and mature 179 days from the origination date at various dates between December 15, 2011 and December 31, 2011.  The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.

On June 28, 2011 and June 29, 2011 the Company received a total of $7,500 from two private lenders in exchange for unsecured convertible promissory notes. The convertible promissory notes carry a 12.5% interest rate and mature 179 days from the origination date on December 25, 2011 and December 26, 2011.  The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.

On May 3, 2011 the Company received $35,000 in exchange for an unsecured convertible promissory note that carries an 8% interest rate and matures on February 5, 2012  The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to thirty seven (37%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.0001 per share, whichever is greater.

On April 1, 2011 the Company received $10,000 from a private lender in exchange for an unsecured convertible promissory note.  The convertible promissory note carries a 12.5% interest rate and matures on September 28th, 2011.  The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.

On January 11, 2011 the Company received $25,000 in exchange for an unsecured convertible promissory note that carries an 8% interest rate and matures on October 13, 2011.  The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to thirty seven percent (37%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.0001 per share, whichever is greater, as modified on May 3, 2011 from the original conversion terms of fifty percent (50%) of the average of the three lowest trading bid prices.

We anticipate that we will incur operating losses in the next twelve months. Our revenues are not expected to exceed our investment and operating costs in the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations. To address these risks, we must, among other things, seek growth opportunities through investment and acquisitions, effectively monitor and manage our claims for payments that are owed to us, implement and successfully execute our business strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Satisfaction of our cash obligations for the next 12 months.

As of June 30, 2011, our cash balance was $8,381.  Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred continuous losses from operations, have an accumulated deficit of $5,374,731 and a working capital deficit of $837,442 at June 30, 2011, and have reported negative cash flows from operations over the last five years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature of the industry in which we operate.

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

As of June 30, 2011, we had five full-time employees.  Currently, there are no organized labor agreements or union agreements between us and our employees.

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

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011.  ASU 2011-05 will become effective for the Company on January 1, 2012.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements.  This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income.  The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011.  This guidance amends certain accounting and disclosure requirements related to fair value measurements.  Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy.  ASU 2011-04 will become effective for the Company on January 1, 2012.  We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its consolidated financial statements.

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

Our net losses for the six months ended June 30, 2011 and 2010 were $314,652 and $765,950, respectively. As of June 30, 2011, we had $8,381 in cash available to finance our operations and a working capital deficit of $837,442.  Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception.  We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of securities and recent loans from an officer to satisfy working capital requirements.  We will continue to be dependent upon the proceeds of future private or public offerings to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy.  There can be no assurance that we will be able to raise the necessary capital to continue operations.

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

We will require additional funds to expand our operations and believe the current cash on hand and the other sources of liquidity will not be sufficient to fund our operations over the next twelve months.  We anticipate that we will require approximately $500,000 to $1,000,000 to fund our continued operations over the next twelve months, depending on revenue from operations.  Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations.  If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.  Any additional equity financing may involve substantial dilution to our then existing stockholders.

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

As a result of our accumulated deficit and deficiency in working capital at June 30, 2011 and other factors, our independent auditors have indicated that there is substantial doubt about our ability to continue as a going concern over the next twelve months. The financial statements do not include any adjustments as a result of this uncertainty.  The going concern qualification may adversely impact our ability to raise the capital necessary for the continuation of operations.

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

On May 27, 2011, the Company issued a total of 450,000 shares of restricted common stock amongst three employees for services rendered. The total fair value of the common stock was $2,700 based on the closing price of the Company’s common stock on the date of grant.

On June 7, 2011, CCI issued 2,666,667 shares of its $.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $4,000, which consisted of $3,000 of principal, and $1,000 of accrued interest. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On June 13, 2011, CCI issued 4,062,500 shares of its $.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $6,500, which consisted of $6,500 of principal. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

All of these shares were issued in reliance upon an exemption from the securities registration afforded by the provisions of Section 4(2) and/or Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

There were no defaults on senior securities during the period ended June 30, 2011.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002 *

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Schema Document.*

101.CAL	XBRL Calculation Linkbase Document.*

101.DEF	XBRL Definition Linkbase Document.*

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPETITIVE COMPANIES, INC.

By: /S/ William H. Gray
       William H. Gray,
       Chief Executive Officer

Date: August 22, 2011

24