Form 10-Q
period 2011-09-30
COMPETITIVE COMPANIES INC
filed 2011-11-14
CIK 1161706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2011

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
Yes ☐ No ☒

As of November 14, 2011, there were 177,281,553 shares outstanding of the registrant’s common stock.

COMPETITIVE COMPANIES, INC.
FORM 10-Q
September 30, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Competitive Companies, Inc.
(Debtor-in-Possession from May 5, 2009 until October 21, 2010)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
Assets	(Unaudited)

Current assets:
Cash	$13,795	$20,124
Accounts receivable, net of allowance of $2,800 and $4,500	1,507	2,814
Prepaid expenses	2,800	2,800
Interest receivable	55	-
Notes receivable	22,315	-
Total current assets	40,472	25,738

Property and equipment, net	6,339	8,403

Other assets:
Deposits	3,003	3,003

Total assets	$49,814	$37,144

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$350,234	$346,542
Accrued expenses	169,951	78,011
Customer deposits	39,913	39,913
Deferred revenues	7,012	9,552
Notes payable	67,006	67,006
Convertible debentures, net of discounts of $86,288 and $59,306 at September 30, 2011 and December 31, 2010, respectively	275,712	127,694
Total current liabilities	909,828	668,718

Total liabilities	909,828	668,718

Stockholders' (deficit):
Preferred stock, $0.001 par value 100,000,000 shares authorized:
Class A convertible, no shares issued and outstanding with no liquidation value	-	-
Class B convertible, 1,495,436 shares issued and outstanding with no liquidation value	1,495	1,495
Class C convertible, 1,000,000 shares issued and outstanding with no liquidation value	1,000	1,000
Common stock, $0.001 par value, 500,000,000 shares authorized, 170,173,467 and 130,263,732 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	170,174	130,264
Additional paid-in capital	4,485,596	4,293,746
Subscription payable, 6,608,086 and 200,000 shares at September 30, 2011 and December 31, 2010, respectively	38,433	2,000
Accumulated (deficit)	(5,551,520)	(5,060,079)
Treasury stock, at cost, 735,000 and -0- shares at September 30, 2011 and December 31, 2010, respectively	(5,192)	-
Total stockholders' (deficit)	(860,014)	(631,574)

Total liabilities and stockholders' (deficit)	$49,814	$37,144

See accompanying notes to financial statements.

Competitive Companies, Inc.
(Debtor-in-Possession from May 5, 2009 until October 21, 2010)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Nine Months
	ended September 30,		ended September 30,
	2011	2010	2011	2010

Revenue	$30,106	$39,935	$98,410	$147,965
Cost of sales	14,939	44,715	46,559	165,953

Gross profit (loss)	15,167	(4,780)	51,851	(17,988)

Expenses:
General and administrative	63,157	782,135	187,402	1,073,429
Salaries and wages	69,103	9,024	211,587	62,960
Depreciation	688	3,352	2,064	10,430
Bad debts (recoveries)	400	(2,417)	(1,763)	(5,417)
Total operating expenses	133,348	792,094	399,290	1,141,402

Net operating loss	(118,181)	(796,874)	(347,439)	(1,159,390)

Other income (expense):
Impairment of goodwill	-	-	-	(373,018)
Interest income	55	-	55	-
Interest expense	(58,663)	(36,525)	(144,057)	(73,413)
Total other income (expense)	(58,608)	(36,525)	(144,002)	(446,431)

Net loss before reorganization items	(176,789)	(833,399)	(491,441)	(1,605,821)

Forgiveness of debt under Chapter 11	-	-	-	8,097
Professional fees	-	(650)	-	(2,275)

Net loss	$(176,789)	$(834,049)	$(491,441)	$(1,599,999)

Weighted average number of common shares outstanding - basic and fully diluted	158,862,430	117,500,976	144,487,064	109,999,536

Net loss per share - basic and fully diluted	$-	$(0.01)	$-	$(0.01)

 See accompanying notes to financial statements.

Competitive Companies, Inc.
(Debtor-in-Possession from May 5, 2009 until October 21, 2010)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months
	ended September 30,
	2011	2010

Cash flows from operating activities
Net (loss) before reorganization items	$(491,441)	$(1,605,821)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Provision for bad debt recoveries	(1,763)	(5,417)
Depreciation	2,064	10,430
Impairment of goodwill	-	373,018
Amortization of beneficial conversion feature	119,578	48,331
Common stock issued for services	6,200	623,929
Decrease (increase) in assets:
Accounts receivable	3,070	13,614
Interest receivable	(55)	-
Deposits	-	(1,637)
Increase (decrease) in liabilities:
Accounts payable	3,692	162,855
Accrued expenses	94,373	-
Deferred revenues	(2,540)	(25,240)
Net cash used in operating activities before reorganization items	(266,822)	(405,938)
Debt forgiveness on prepetition liabilities	-	8,097
Professional fees paid for services rendered in connection with the Chapter 7 proceeding	-	(2,275)
Net cash used in operating activities	(266,822)	(400,116)

Cash flows from investing activities
Purchase of equipment	-	(4,611)
Payments on notes receivable investments	(22,315)	-
Net cash used in investing activities	(22,315)	(4,611)

Cash flows from financing activities
Proceeds from short term and convertible debts	288,000	102,000
Principal payments on short term debt	-	(3,473)
Proceeds from sale of common stock	-	322,449
Principal payments on prepetition debt	-	(4,800)
Purchase of treasury stock	(5,192)	-
Net cash provided by financing activities	282,808	416,176

Net increase (decrease) in cash	(6,329)	11,449
Cash - beginning	20,124	10,133
Cash - ending	$13,795	$21,582

Supplemental disclosures:
Interest paid	$2,000	$3,248
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Value of shares issued for subscriptions payable	$36,433	$388,260
Beneficial conversion feature on short term debt	$146,560	$86,207
Value of shares payable for the acquisition of Voice Vision, Inc.	$-	$(300,000)
Cancellation of common stock	$-	$(100)
Value of shares issued for conversion of debt	$79,000	$18,00

 See accompanying notes to financial statements.

Competitive Companies, Inc.
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

The comparative financial statements for the three and nine months ended September 30, 2010 include the former wholly owned subsidiaries of Competitive Companies, Inc., DiscoverNet, Inc. and DiscoverNet of Wisconsin, LLC, which were previously acquired on April 2, 2009. On May 5, 2009, DiscoverNet, Inc. and DiscoverNet of Wisconsin, LLC filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, and were subsequently converted to Chapter 7 before the bankruptcies were closed on October 21, 2010, and all matters relating to these entities were fully discharged.

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

Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011.  ASU 2011-05 will become effective for the Company on January 1, 2012.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements.  This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income.  The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

Competitive Companies, Inc.
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

Note 2 – Going Concern

Our condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $5,551,520 and a working capital deficit of $869,356 at September 30, 2011, and have reported negative cash flows from operations over the last five years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

Competitive Companies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3 – Related Party

On August 15, 2011 Ray Powers resigned as President and Director. The Company has not yet appointed a replacement for Mr. Powers. Upon his resignation he was retained as a consultant under a month to month consulting agreement that includes compensation of $2,000 per month.

Note 4 – Notes Receivable

In September 2011, the Company paid a total of $22,315 on investments in two convertible promissory notes to Mediag3, Inc. (MDGC.PK). The notes are due on demand and carry interest at 10% per annum. The principal and outstanding accrued interest is convertible into common stock of Mediag3, Inc. at a conversion price equal to one tenth of one cent ($0.001) per share. On November 10, 2011 the Company was repaid in full and the proceeds were applied as a partial payment on an asset acquisition with Mediag3, Inc. in which Competitive Companies received the right to certain assets called the Wytech Assets.

Note 5 – Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2011	2010

Telecommunication equipment and computers	$4,611	$4,611
Furniture and fixtures	9,150	9,150
	13,761	13,761
Less accumulated depreciation	(7,422)	(5,358)
	$6,339	$8,403

Depreciation expense totaled $2,064 and $10,430 for the nine months ending September 30, 2011 and 2010, respectively.

Note 6 – Notes Payable

Short term debt consists of the following at September 30, 2011 and December 31, 2010, respectively:

	September 30,	December 31,
	2011	2010

Unsecured promissory note carries an 8% interest rate, matured on March 2, 2010. Currently in default.	$30,000	$30,000

Unsecured promissory note carries an 8% interest rate, matured on June 15, 2009. Currently in default.	10,000	10,000

Unsecured promissory note carries an 8% interest rate, matured on June 15, 2009. Currently in default.	10,000	10,000

Unsecured note payable in default to a stockholder, with interest at 8%, and monthly principal and interest payments of $683, matured on February 23, 2011. Currently in default.	17,006	17,006
Total notes payable	67,006	67,006
Less: current portion	67,006	67,006
Notes payable, less current portion	$-	$-

The Company recorded interest expense on short term debt in the amount of $4,043 and $4,029 for the nine months ended September 30, 2011 and 2010, respectively.

Competitive Companies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7 – Convertible Debt

Convertible debt consists of the following at September 30, 2011 and December 31, 2010, respectively:

	September 30,	December 31,
	2011	2010
Unsecured convertible promissory note carries an 8.75% interest rate, matured on July 16, 2010. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.06 per share, whichever is greater. Currently in default.	$50,000	$50,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on December 26, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	10,000	10,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on December 15, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	10,000	10,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on December 15, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	5,000	5,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on May 11, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	10,000	10,000

Competitive Companies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Unsecured convertible promissory note carries an 8.75% interest rate, matured on April 30, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	5,000	5,000

Secured convertible promissory note carried an 8.00% interest rate in the original principal amount of $25,000, matured on February 11, 2011. The principal was convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three lowest trading bid prices of the Company’s common stock over the ten (10) trading days prior to the conversion notice, or the greater of $0.0001 per share. This conversion ratio was modified and amended to thirty seven percent (37%) on May 3, 2011 with the additional funding of another convertible note in the amount of $35,000 with similar terms. The note was secured by a reserve of authorized and issuable shares of three times the number of shares that were actually issuable upon full conversion of the note. The note carried a twenty two percent (22%) interest rate in the event of default, and the debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The debt and accrued interest has been converted into common stock in full as of the end of this period.
	-	17,000

Secured convertible promissory note carried an 8.00% interest rate, matured on March 28, 2011. The principal was convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the three lowest trading bid prices of the Company’s common stock over the ten (10) trading days prior to the conversion notice, or the greater of $0.001 per share. This conversion ratio was modified and amended to thirty seven percent (37%) on May 3, 2011 with the additional funding of another convertible note in the amount of $35,000 with similar terms. The note was secured by a reserve of authorized and issuable shares of three times the number of shares that were actually issuable upon full conversion of the note. The note carried a twenty two percent (22%) interest rate in the event of default, and the debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The debt and accrued interest has been converted into common stock in full as of the end of this period.
	-	25,000

Unsecured convertible promissory note carries an 8% interest rate, matured on August 24, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.0001 per share, whichever is greater. This conversion ratio was modified and amended to thirty seven percent (37%) on May 3, 2011 with the additional funding of another convertible note in the amount of $35,000 with similar terms. Currently in default.
	20,000	55,000

Competitive Companies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Unsecured convertible promissory note carries an 8% interest rate, matured on October 13, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.0001 per share, whichever is greater. This conversion ratio was modified and amended to thirty seven percent (37%) on May 3, 2011 with the additional funding of another convertible note in the amount of $35,000 with similar terms. Currently in default.
	25,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matured on July 2, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. Currently in default.	2,500	-

Unsecured convertible promissory note carries a 12.5% interest rate, matured on July 3, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. Currently in default.	10,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matured on July 9, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. Currently in default.	10,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matured on July 19, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. Currently in default.	10,000	-

Competitive Companies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Unsecured convertible promissory note carries a 12.5% interest rate, matured on September 4, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. Currently in default.	1,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matured on September 17, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. Currently in default.	10,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matured on September 24, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. Currently in default.	5,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matured on September 26, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. Currently in default.	3,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matured on September 28, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. Currently in default.	10,000	-

Competitive Companies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Unsecured convertible promissory note carries a 12.5% interest rate, matured on October 12, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. Currently in default.	2,500	-

Unsecured convertible promissory note carries an 8% interest rate, matures on February 5, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to thirty seven percent (37%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.0001 per share, whichever is greater.	35,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matured on November 13, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. Currently in default.	5,000	-

Unsecured convertible promissory note in the amount of $5,000, carried a 12.5% interest rate, with a December 4, 2011 maturity date. The principal was convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever was greater. The outstanding debt of $5,110, including $110 of accrued interest, was converted on August 8, 2011 pursuant to the terms of the note, in exchange for a subscription payable of $5,110. The subscription payable was subsequently satisfied in exchange for 690,019 shares of common stock on November 11, 2011.
	-	-

Unsecured convertible promissory note in the amount of $2,500, carried a 12.5% interest rate, with a December 12, 2011 maturity date. The principal was convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever was greater. The outstanding debt of $2,558, including $58 of accrued interest, was converted on August 22, 2011 pursuant to the terms of the note, in exchange for a subscription payable of $2,558. The subscription payable was subsequently satisfied in exchange for 381,881 shares of common stock on November 11, 2011.

	-	-

Competitive Companies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Unsecured convertible promissory note carries a 12.5% interest rate, matures on December 12, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (90%) of the average closing price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	2,500	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on December 12, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	2,500	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on December 13, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	2,500	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on December 13, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	3,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on December 13, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	2,500	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on December 14, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	2,500	-

Competitive Companies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Unsecured convertible promissory note in the amount of $5,000, carried a 12.5% interest rate, with a December 21, 2011 maturity date. The principal was convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever was greater. The outstanding debt of $5,104, including $104 of accrued interest, was converted on August 24, 2011 pursuant to the terms of the note, in exchange for a subscription payable of $5,104. The subscription payable was subsequently satisfied in exchange for 601,869 shares of common stock on November 11, 2011.
	-	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on December 25, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	2,500	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on December 26, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	5,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on December 28, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	5,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on January 1, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	5,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on January 3, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	2,500	-

Competitive Companies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Unsecured convertible promissory note carries a 12.5% interest rate, matures on January 4, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (80%) of the average closing price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	2,500	-

Unsecured convertible promissory note in the amount of $3,000, carried a 12.5% interest rate, with a February 29, 2011 maturity date. The principal was convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever was greater. The outstanding debt of $3,004, including $4 of accrued interest, was converted on September 6, 2011 pursuant to the terms of the note, in exchange for a subscription payable of $3,004. The subscription payable was subsequently satisfied in exchange for 424,729 shares of common stock on November 11, 2011.
	-	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on February 4, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	5,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on February 7, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	2,500	-

Unsecured convertible promissory note in the amount of $10,000, carried a 12.5% interest rate, with a February 7, 2011 maturity date. The principal was convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever was greater. The outstanding debt of $10,072, including $72 of accrued interest, was converted on September 1, 2011 pursuant to the terms of the note, in exchange for a subscription payable of $10,072. The subscription payable was subsequently satisfied in exchange for 2,438,131 shares of common stock on November 11, 2011.
	-	-

Competitive Companies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Unsecured convertible promissory note in the amount of $2,500, carried a 12.5% interest rate, with a February 7, 2011 maturity date. The principal was convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever was greater. The outstanding debt of $2,519, including $19 of accrued interest, was converted on September 2, 2011 pursuant to the terms of the note, in exchange for a subscription payable of $2,519. The subscription payable was subsequently satisfied in exchange for 568,844 shares of common stock on November 11, 2011.
	-	-

Unsecured convertible promissory note in the amount of $5,000, carried a 12.5% interest rate, with a February 12, 2011 maturity date. The principal was convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever was greater. The outstanding debt of $5,034, including $34 of accrued interest, was converted on September 6, 2011 pursuant to the terms of the note, in exchange for a subscription payable of $5,034. The subscription payable was subsequently satisfied in exchange for 869,034 shares of common stock on November 11, 2011.
	-	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on February 13, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (80%) of the average closing price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	10,000	-

Unsecured convertible promissory note in the amount of $3,000, carried a 12.5% interest rate, with a January 26, 2012 maturity date. The principal was convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever was greater. The outstanding debt of $3,082, including $82 of accrued interest, was converted on September 2, 2011 pursuant to the terms of the note, in exchange for a subscription payable of $3,082. The subscription payable was subsequently satisfied in exchange for 432,689 shares of common stock on November 11, 2011.
	-	-

Competitive Companies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Unsecured convertible promissory note carries a 12.5% interest rate, matures on February 29, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	2,500	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on March 4, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	5,000	-

Unsecured convertible promissory note carries an 8% interest rate, matures on June 12, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.0001 per share, whichever is greater.	50,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on February 28, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (80%) of the average closing price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	10,000	-

Total convertible debt	362,000	187,000
Less unamortized discount on beneficial conversion feature	(86,288)	(59,306)
Convertible debt	$275,712	$127,694

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

Competitive Companies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The aforementioned accounting treatment resulted in a total debt discount equal to $287,767. The discount is amortized from the dates of issuance until the stated redemption date of the debts, consisting of various periods between six and nine months.

Seven of the convertible notes, totaling $265,000 that created the beneficial conversion feature carry default provisions that place a (”maximum share amount”) on the note holders. The maximum share amount that can be owned as a result of the conversions to common stock by the note holders is 4.99% of the issued and outstanding shares of CCI. In the event that the lenders’ holdings exceed that threshold, the borrower shall pay to the note holder, within fifteen (15) business days an amount equal to 150% of the sum of (a) the then outstanding principal amount of the note, plus (b) accrued and unpaid interest, and (c) accrued and unpaid default interest.

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

Another nineteen (19) convertible notes in the amount of $76,000 resulted in a $43,082 beneficial conversion feature that is being amortized over the six month term of the convertible promissory notes.

According to the terms of the Convertible Promissory Notes, the number of shares that would be received upon conversion was 39,908,819 shares at September 30, 2011.

During the nine months ended September 30, 2011 and 2010, the Company recorded financial expenses in the amount of $119,578 and $48,331, respectively, attributed to the amortization of the aforementioned debt discount.

During the nine months ended September 30, 2011, the Company issued a total of 38,959,735 shares pursuant to debt conversion in settlement of $77,000 of outstanding principal and $2,000 of accrued interest. The Company also exchanged subscriptions payable totaling $36,433 amongst eight debt holders that elected to convert their outstanding convertible promissory notes during the three months ended September 30, 2011. A total of 6,408,086 shares of common stock were subsequently issued on November 11, 2011 in satisfaction of the subscriptions payable. The notes were converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

The Company recorded interest expense in the amount of $140,014 and $69,384 for the nine months ended September 30, 2011 and 2010, respectively related to convertible debts.

Note 8 – Changes in Stockholders’ equity

On January 30, 2009, the shareholders of the Company voted to increase the authorized common shares of the Company from 70,000,000 authorized shares of common stock to 500,000,000 authorized shares of common stock. As of September 30, 2011, a total of 211,574,807 shares were reserved in accordance with terms set forth in convertible notes. Additionally, the shareholders voted to increase the authorized preferred shares of the Company from 10,000,000 authorized shares of preferred stock to 100,000,000 authorized shares of preferred stock on January 30, 2009. As a result of this vote, the Company filed an amendment to its Articles of Incorporation to reflect this change.

Common Stock
On January 10, 2011, CCI issued 2,812,500 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $18,000, which consisted of $17,000 of principal and $1,000 of accrued interest. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

Competitive Companies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

On May 2, 2011, CCI issued 4,000,000 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $10,000, which consisted of $10,000 of principal. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On May 27, 2011, the Company issued a total of 450,000 shares of restricted common stock amongst three employees for services rendered. The total fair value of the common stock was $2,700 based on the closing price of the Company’s common stock on the date of grant.

On June 7, 2011, CCI issued 2,666,667 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $4,000, which consisted of $3,000 of principal, and $1,000 of accrued interest. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On June 13, 2011, CCI issued 4,062,500 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $6,500, which consisted of $6,500 of principal. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On July 5, 2011, CCI issued 5,000,000 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $10,000, which consisted of $10,000 of principal. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On August 22, 2011, CCI issued 7,000,000 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $7,000, which consisted of $7,000 of principal. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On August 29, 2011, CCI issued 3,181,818 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $3,500, which consisted of $3,500 of principal. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On September 2, 2011, CCI issued 5,454,545 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $6,000, which consisted of $6,000 of principal. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On September 6, 2011, CCI issued 1,538,462 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $2,000, which consisted of $2,000 of principal. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

Subscriptions Payable
On August 8, 2011, CCI converted $5,110 of outstanding debt, consisting of $5,000 of principal and $110 of accrued interest pursuant to the terms of a convertible debenture in exchange for a subscription payable of $5,110, based on 690,019 shares of common stock. The subscription payable was subsequently satisfied on November 11, 2011 with the issuance of 690,019 shares of common stock. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On August 22, 2011, CCI converted $2,582 of outstanding debt, consisting of $2,500 of principal and $82 of accrued interest pursuant to the terms of a convertible debenture in exchange for a subscription payable of $2,582, based on 381,881 shares of common stock. The subscription payable was subsequently satisfied on November 11, 2011 with the issuance of 381,881 shares of common stock. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

Competitive Companies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On August 24, 2011, CCI converted $5,104 of outstanding debt, consisting of $5,000 of principal and $104 of accrued interest pursuant to the terms of a convertible debenture in exchange for a subscription payable of $5,104, based on 601,869 shares of common stock. The subscription payable was subsequently satisfied on November 11, 2011 with the issuance of 601,869 shares of common stock. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On August 30, 2011, CCI converted $3,032 of outstanding debt, consisting of $3,000 of principal and $32 of accrued interest pursuant to the terms of a convertible debenture in exchange for a subscription payable of $3,032, based on 432,689 shares of common stock. The subscription payable was subsequently satisfied on November 11, 2011 with the issuance of 432,689 shares of common stock. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On September 1, 2011, CCI converted $10,072 of outstanding debt, consisting of $10,000 of principal and $72 of accrued interest pursuant to the terms of a convertible debenture in exchange for a subscription payable of $10,072, based on 2,438,131 shares of common stock. The subscription payable was subsequently satisfied on November 11, 2011 with the issuance of 2,438,131 shares of common stock. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On September 2, 2011, CCI converted $2,519 of outstanding debt, consisting of $2,500 of principal and $19 of accrued interest pursuant to the terms of a convertible debenture in exchange for a subscription payable of $2,519, based on 568,844 shares of common stock. The subscription payable was subsequently satisfied on November 11, 2011 with the issuance of 568,844 shares of common stock. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On September 6, 2011, CCI converted $5,034 of outstanding debt, consisting of $5,000 of principal and $34 of accrued interest pursuant to the terms of a convertible debenture in exchange for a subscription payable of $5,034, based on 869,924 shares of common stock. The subscription payable was subsequently satisfied on November 11, 2011 with the issuance of 869,924 shares of common stock. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On September 6, 2011, CCI converted $3,004 of outstanding debt, consisting of $3,000 of principal and $4 of accrued interest pursuant to the terms of a convertible debenture in exchange for a subscription payable of $3,004, based on 424,769 shares of common stock. The subscription payable was subsequently satisfied on November 11, 2011 with the issuance of 424,769 shares of common stock. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

Treasury Stock
During 2011, the board of directors authorized the purchase of up to 1,000,000 shares of the Company’s common stock. During the nine months ended September 30, 2011, the Company repurchased a total of 735,000 shares of common stock, at an aggregate cost of $5,192.

Note 9 – Subsequent Events

Resignation of Director
On November 7, 2011 David Hewitt resigned as Director. The Company has not yet appointed a replacement for Mr. Hewitt.

Convertible Notes Receivable
On October 19, 2011 the Company paid $2,000 to Mediag3, Inc. (MDGC.PK) in exchange for an unsecured convertible promissory note that bears interest at 10% per annum and matures on November 17, 2012. The principal is convertible into shares of common stock at the discretion of the Company at a price equal to one tenth of one cent ($0.001). On November 10, 2011 the Company was repaid in full and the proceeds were applied as a partial payment on an asset acquisition with Mediag3, Inc. in which Competitive Companies received the right to certain assets called the Wytech Assets.

Competitive Companies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On October 26, 2011 the Company paid $5,000 to Mediag3, Inc. (MDGC.PK) in exchange for an unsecured convertible promissory note that bears interest at 10% per annum and matures on November 24, 2012. The principal is convertible into shares of common stock at the discretion of the Company at a price equal to one tenth of one cent ($0.001). On November 10, 2011 the Company was repaid in full and the proceeds were applied as a partial payment on an asset acquisition with Mediag3, Inc. in which Competitive Companies received the right to certain assets called the Wytech Assets.

Asset Acquisition
On November 10, 2011 the Company closed on a stock purchase agreement with Wytech, Inc., (“Seller”) a California entity and wholly owned subsidiary of MediaG3, Inc. (“MDGC.PK”), a publicly traded Delaware company, in which Competitive Companies, Inc. (“CCI”) (“Buyer”) acquired 100% of the issued and outstanding shares of Wytech International, Inc., a Nevada entity and wholly owned subsidiary of Wytech, Inc. from Wytech, Inc.  In anticipation of the closing, MediaG3, Inc. assigned five patents related to the development of fixed and mobile broadband technology to Wytech, International, Inc. that were included in the sale to CCI.  These patents were subsequently licensed back to the seller’s parent company, MediaG3, Inc. with a royalty free, worldwide non-exclusive, non-transferrable, non-assignable, non-sublicensable license to use the patents in perpetuity.

As consideration for the purchase CCI agreed to pay to the seller’s parent company, MediaG3, Inc. (1) the issuance of a number of cashless warrants to purchase shares of CCI’s common stock at an exercise price of $0.001 per share, exercisable until June 5, 2012.  The number of cashless warrants to be issued is to be determined based on a pro-rata amount as derived from an independent valuation of the patents that is yet to be performed, not to exceed 45% of CCI’s total issued and outstanding shares of common stock on a fully diluted basis.  In addition, CCI agreed to pay to the seller’s parent company, MediaG3, Inc. (2) up to $1,000,000 through purchases of MediaG3’s common stock at a price per share equal to 90% of the average closing trade price over the five days immediately preceding the patent valuation report date.  The precise amount of the purchase price is to be derived from the yet to be performed valuation report.

Convertible Debts
On October 14, 2011 the Company received $5,000 in exchange for an unsecured convertible promissory note that carries a 12.5% interest rate and matures on April 3, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.

On October 18, 2011 the company received $42,500 in exchange for an unsecured convertible promissory note carries an 8% interest rate, matures on July 20, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to thirty seven percent (37%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.0001 per share, whichever is greater.

On November 2, 2011 the Company received $6,000 in exchange for an unsecured convertible promissory note that carries a 12.5% interest rate and matures on April 30, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.

On November 7, 2011 the Company received $10,000 in exchange for an unsecured convertible promissory note that carries a 12.5% interest rate and matures on May 5, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.

Common Stock Issuances
On November 7, CCI issued 500,000 shares of its $.001 par value common stock to David Hewitt in exchange for his services as a member of our Board of Directors.

On November 11, 2011, CCI issued 200,000 shares of its $.001 par value common stock pursuant to a subscription payable related to the previous rescission of the VVI acquisition.

On November 11, 2011, The Company issued a total of 6,408,086 shares of common stock in satisfaction of total subscriptions payable of $36,433 amongst a total of eight debt holders that elected to convert their outstanding convertible notes payable during the three months ended September 30, 2011.

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

For the nine months ended September 30, 2011 and 2010, we incurred net losses of $491,441 and $1,599,999, respectively.  Our accumulated deficit as of September 30, 2011 was $5,551,520.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Result of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

The following income and operating expenses tables summarize selected items from the statement of operations for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010.

INCOME:

	For the Three		For the Nine
	Months Ended		Months Ended		Increase / (Decrease)
	September 30,		September 30,		2011 Compared to 2010
	2011	2010	2011	2010	Three Months		Nine Months

Revenue	$30,106	$39,935	$98,410	$147,965	$(9,829)	(25%)	$(49,555)	(34%)
Cost of sales	14,939	44,715	46,559	165,953	(29,776)	(67%)	(119,394)	(72%)

Gross profit (loss)	$15,167	$(4,780)	$51,851	$(17,988)	$19,947	100%	$69,839	100%

Percentage of revenue	50%	(12%)	53%	(12%)	-	100%	-	100%

Revenues

Revenues for the three and nine months ended September 30, 2011 were $30,106 and $98,410 compared to revenues of $39,935 and $147,965 for the three and nine months ended September 30, 2010. This resulted in a decrease in revenues of $9,829 or 25% for the three months ended September 30, 2011 compared to the same period in 2010, and a decrease in revenues of $49,555 or 34% for the nine months ended September 30, 2011 compared to the same period in 2010.

Revenues decreased as satellite internet and other high speed internet services have caused our market share to diminish in rural service areas.

Due to this change in the environment of our traditional business operations, we have begun to pursue and investigate alternative revenue sources.

Cost of sales

Our cost of sales for the three and nine months ended September 30, 2011 was $14,939 and $46,559, respectively, compared to $44,715 and $165,938 for the three and nine months ended September 30, 2010, respectively, a decrease of $29,776 or 67% and $119,394 or 72% for the three and nine month periods, respectively.   We were able to reduce cost of sales significantly in 2011 with the discontinuation of our entities discharged in bankruptcy during the 4th quarter of 2010, and are continuing to eliminate underutilized circuits.  We have made continued efforts to continually manage and reduce costs, where applicable.

Gross profit as a percentage of revenue

As of the nine months ended September 30, 2011, gross profit margins improved by 100% from the prior year due to our ability to reduce cost of sales on more than a pro rata basis with our reduction in revenues.  Gross profit as a percentage of revenue increased due to our ability to reduce cost of sales on more than a pro rata basis with our reduction in revenues due to the discharge of unprofitable entities in bankruptcy during the fourth quarter of 2010.  Our fixed costs supporting the infrastructure of our cable services were reduced.  Overall our gross profit has improved as a result of being able to better manage our cost of sales in relation to our decrease in revenues.

EXPENSES:

	For the Three		For the Nine
	Months Ended		Months Ended		Increase / (Decrease)
	September 30,		September 30,		2011 Compared to 2010
	2011	2010	2011	2010	Three Months			Nine Months
Expenses:
General and administrative	$63,157	$782,135	$187,402	$1,073,429	$(718,978)	(92%	)	$(886,027)	(83%	)
Salaries and wages	69,103	9,024	211,587	62,960	60,079	666%		148,627	236%
Depreciation	688	3,352	2,064	10,430	(2,664)	(80%	)	(8,366)	(80%	)
Bad debts (recoveries)	400	(2,417)	(1,763)	(5,417)	2,817	(117%	)	3,654	(68%	)
Total operating expenses	133,348	792,094	399,290	1,141,102	(658,746)	(83%	)	(742,112)	(65%	)
Net operating (loss)	(118,181)	(796,874)	(347,439)	(1,159,390)	(678,693)	(85%	)	(811,951)	(70%	)

Other income (expenses):
Impairment of goodwill	-	-	-	(373,018)	-	-		(373,018)	(100%	)
Interest income (expense)	(58,608)	(36,525)	(144,002)	(73,413)	(22,083)	(61%	)	(70,589)	96%
Forgiveness of
Chapter 11 debt	-	-	-	8,097	-	-		(8,097)	(100%	)
Professional fees	-	(650)	-	(2,275)	650	100%		(2,275)	(100%	)
Total other income (expenses)	(58,608)	(37,175)	(144,002)	(440,609)	(21,433)	(58%	)	296,607	(67%	)

Net (loss)	$(176,789)	$(834,049)	$(491,441)	$(1,599,999)	$657,260	(79%	)	$(1,108,558)	(69%	)

General and administrative expenses

General and administrative expenses for the three and nine months ended September 30, 2011, respectively, were $63,157 and $187,402, respectively, a decrease of $718,978, or 92%, from $782,135 for the three months ended September 30, 2010 and a decrease of $886,027, or 83%, from $1,073,429 for the nine months ended September 30, 2010.  The decrease in our general and administrative expenses was a result of the discontinuation of our entities discharged in bankruptcy during the 4th quarter of 2010.

Salaries and wages

Salaries and wages for the three and nine months ended September 30, 2011 were $69,103 and $211,587, respectively, an increase of $60,079, or 666%, from $9,024 for the three months ended September 30, 2010 and an increase of $148,627, or 236%, from $62,960 for the nine months ended September 30, 2010.  The increase in salary expense was a result of employment agreements we entered into with our management team on July 1, 2010.  We previously paid management salaries as funds were available with no right to future remuneration. Accrued officer compensation was $34.014 at September 30, 2011.

Depreciation

Depreciation expenses for the three and nine months ended September 30, 2011 were $688 and $2,064, respectively, a decrease of $2,664, or 80%, from $3,352 for the three months ended September 30, 2010 and a decrease of $8,366, or 80%, from $10,430 for the nine months ended September 30, 2010.  The decreases are principally due to certain assets reaching the end of their depreciable life cycle. We anticipate the replacement of these assets in the near future as funds become available.

Bad debts (recoveries)

Bad debt expenses (recoveries) for the three and nine months ended September 30, 2011 were $400 and $(1,763), respectively, an increase of $2,817, or 100%, from $(2,417) for the three months ended September 30, 2010 and an increase of $3,654, or 68%, from $(5,417) for the nine months ended September 30, 2010. Our increase in bad debt expense (recoveries) for the three months ended September 30, 2011 is a result of reductions in our allowance for bad debts as we improved our collection efforts. Our decrease in bad debt expense (recoveries) for the nine months ended September 30, 2011 is due to changes in our provision for doubtful accounts as well.

Net operating (loss)

The net operating loss for the three and nine months ended September 30, 2011 was $118,181 and $347,439, respectively, a decrease of $678,693, or 85%, from $796,874 for the three months ended September 30, 2010 and a decrease of $811,951, or 70%, from $1,159,390 for the nine months ended September 30, 2010. Our improved net loss was primarily due to our ability to control our costs of sales in relation to our decreased revenues, along with reductions in salaries and wages in the current year.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2011 compared to December 31, 2010.

			Increase/(Decrease)
	September 30, 2011	December 31, 2010	$	%

Current Assets	$40,472	$25,738	$14,734	57%

Current Liabilities	$909,828	$668,718	$241,110	36%

Accumulated (deficit)	$(5,551,520)	$(5,060,079)	$491,441	10%

Working Capital (Deficit)	$(869,356)	$(642,980)	$226,376	35%

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for operations. As of September 30, 2011, we had a working capital (deficit) of ($869,356).

During the nine months ended September 30, 2011 the Company received a total of $91,500 from a total of fifteen private lenders in exchange for unsecured convertible promissory notes at various dates from January 3, 2011 through September 30, 2011.  The convertible promissory notes carry a 12.5% interest rate and mature 179 days from the origination date at various dates between July 2, 2011 and December 31, 2011.  The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.

During the nine months ended September 30, 2011 the Company received a total of $15,500 from a total of six private lenders in exchange for unsecured convertible promissory notes at various dates from June 15, 2011 through September 30, 2011.  The convertible promissory notes carry a 12.5% interest rate and mature 179 days from the origination date at various dates between December 15, 2011 and December 31, 2011.  The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.

From June 28, 2011 through September 30, 2011 the Company received a total of $61,000 from fifteen private lenders in exchange for unsecured convertible promissory notes. The convertible promissory notes carry a 12.5% interest rate and mature 179 days from the origination dates between December 25, 2011 and March 4, 2012.  The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.

On September 9, 2011 the Company received $50,000 in exchange for an unsecured convertible promissory note that carries an 8% interest rate and matures on June 12, 2012  The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.0001 per share, whichever is greater.

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

As of September 30, 2011, our cash balance was $13,795.  Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred continuous losses from operations, have an accumulated deficit of $5,551,520 and a working capital deficit of $869,356 at September 30, 2011, and have reported negative cash flows from operations over the last five years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature of the industry in which we operate.

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

On August 15, 2011 Ray Powers resigned as President and Director. The Company has not yet appointed a replacement for Mr. Powers. Upon his resignation he was retained as a consultant under a month to month consulting agreement that includes compensation of $2,000 per month.

On November 7, 2011 David Hewitt resigned as Director. The Company has not yet appointed a replacement for Mr. Hewitt.

As of September 30, 2011, we had five full-time employees.  Currently, there are no organized labor agreements or union agreements between us and our employees.

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

Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011.  ASU 2011-05 will become effective for the Company on January 1, 2012.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements.  This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income.  The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Accounting Officer, William Gray, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on the evaluation, Mr. Gray concluded that our disclosure controls and procedures are not effective in timely alerting him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

•	The Company does not have an independent board of directors or audit committee or adequate segregation of duties.
•	All of our financial reporting is generated by our financial consultant.
•	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

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

Our net losses for the nine months ended September 30, 2011 and 2010 were $491,441 and $1,599,999, respectively. As of September 30, 2011, we had $13,795 in cash available to finance our operations and a working capital deficit of $869,356.  Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception.  We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of securities and recent loans from an officer to satisfy working capital requirements.  We will continue to be dependent upon the proceeds of future private or public offerings to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy.  There can be no assurance that we will be able to raise the necessary capital to continue operations.

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

As a result of our accumulated deficit and deficiency in working capital at September 30, 2011 and other factors, our independent auditors have indicated that there is substantial doubt about our ability to continue as a going concern over the next twelve months. The financial statements do not include any adjustments as a result of this uncertainty.  The going concern qualification may adversely impact our ability to raise the capital necessary for the continuation of operations.

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

Item 2. Unregistered Sales of Equity Securities.

On July 5, 2011, CCI issued 5,000,000 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $10,000, which consisted of $10,000 of principal. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On August 22, 2011, CCI issued 7,000,000 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $7,000, which consisted of $7,000 of principal. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On August 29, 2011, CCI issued 3,181,818 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $3,500, which consisted of $3,500 of principal. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On September 2, 2011, CCI issued 5,454,545 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $6,000, which consisted of $6,000 of principal. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On September 6, 2011, CCI issued 1,538,462 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $2,000, which consisted of $2,000 of principal. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

All of these shares were issued in reliance upon an exemption from the securities registration afforded by the provisions of Section 4(2) and/or Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

There were no defaults on senior securities during the period ended September 30, 2011.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002 *

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Schema Document.*

101.CAL	XBRL Calculation Linkbase Document.*

101.DEF	XBRL Definition Linkbase Document.*

101.LAB	XBRL Labels Linkbase Document. *

101.PRE	XBRL Presentation Linkbase Document.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPETITIVE COMPANIES, INC.

By: /S/ William H. Gray
       William H. Gray,
       Chief Executive Officer

Date: November 14, 2011