Form 10-K
period 2011-12-31
COMPETITIVE COMPANIES INC
filed 2012-04-17
CIK 1161706

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes ☐ No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2011, based on a closing price of $0.008 was approximately $1,126,110 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by OTC Bulletin Board).

The number of shares of common stock, $0.001 par value, outstanding on April 13, 2012 was 220,803,969 shares.

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

Forward-looking statements may include the words “May,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.  Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements as a result of us being a penny stock issuer.  You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.  The factors impacting these risks and uncertainties include, but are not limited to:

•	Our current deficiency in working capital;

•	Increased competitive pressures from existing competitors and new entrants;

•	Inability to market our services to new customers;

•	Inability to locate additional revenue sources and integrate new revenue sources into our organization;

•	Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•	Changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

•	Consumer acceptance of price plans and bundled offering of our services;

•	Loss of customers or sales weakness;

•	Technological innovations causing our technology to become obsolete;

•	Inability to efficiently manage our operations;

•	Inability to achieve future sales levels or other operating results;

•	Inability of management to effectively implement our strategies and business plan;

•	Inability to protect or commercialize our proprietary technology;

•	Key management or other unanticipated personnel changes;

•
Shareholders may incur substantial dilution in their ownership of us as the result of the issuance of additional securities by us or through the conversion of outstanding convertible notes and the exercise of outstanding warrants;

•	The unavailability of funds for capital or operating expenditures; and

•	The other risks and uncertainties detailed in this report or inherent in our business.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Item 1A. Risk Factors” in this document.

COMPETITIVE COMPANIES, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2011

PART I

Item 1.  Business.

General Business Development

Competitive Companies, Inc. (“CCI”) was originally incorporated in the state of Nevada in March 1998.  CCI currently acts as a holding company for its operating subsidiaries, Competitive Communications, Inc., CCI Residential Services Inc., Innovation Capital Management, Inc., Innovation Capital Management LLC, Wytec International, Inc., Wylink, Inc., and Wireless Wisconsin LLC (formerly DiscoverNet, Inc.), (“Subsidiaries”), collectively involved in delivering high speed wireless Internet services throughout North America on both a wholesale and retail basis.  Innovation Capital Management, Inc., (“ICM, Inc.”) operates as the Company’s private equity placement division focused on raising capital and developing joint ventures and acquisitions while Innovation Capital Management, LLC (“ICM, LLC”) focuses on structuring strategic marketing relationships for the Company’s products and services. CCI and its subsidiaries (collectively referred to as the “Company,” “we,” or “us”) provide microwave backhaul services to corporations and wireless Internet Service Providers, develop community wide WiFi networks delivering next generation mobile broadband access while continuing to provide DSL, fixed wireless and dial-up internet connections to commercial and residential customers.

On April 2, 2009, the Company entered into an acquisition agreement and plan of merger whereby the Company acquired 100% of the outstanding interest of four private companies under common control by the chief executive officer of Competitive Companies, Inc.  Pursuant to the share exchange agreement, Competitive Companies, Inc. acquired 100% of the combined equity of DiscoverNet, Inc ICM, Inc. and ICM, LLC, in exchange for stock on a 10 to 1 basis, resulting in the issuance of 31,102,740 shares of CCI.  The fair market value of the shares was $1,555,137 based on the closing stock price on April 2, 2009, the date of issuance.

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

On July 23, 2010, Wireless Wisconsin, LLC, was formed as a wholly owned subsidiary of Competitive Companies, Inc. to offer dial up and high-speed broadband internet services, mainly to customers in rural markets throughout Wisconsin and San Antonio, TX.

On November 8, 2011, the Company entered into a stock purchase agreement (“SPA”) with MediaG3, Inc. (“MediaG3”) and its wholly owned subsidiary, Wytec, Incorporated (“Wytec”) (collectively, the “Seller”), pursuant to which CCI agreed to purchase 100% of the outstanding shares of Wytec International, Inc.’s (“Wytec International”) common stock from the Seller in consideration for (1) the issuance of a warrant to MediaG3 to purchase a number of shares of CCI’s common stock equal to a maximum of 45% of CCI’s total issued and outstanding shares of common stock on a fully diluted basis at an exercise price of $0.001 per share, exercisable on a cashless basis, subject to possible downward adjustment (the “Seller Warrant”), and (2) up to $1,000,000 of cash by an investment by CCI into MediaG3 of up to $1,000,000 for shares of the common stock of Media3G in a private placement. The number of shares of CCI common stock underlying the Seller Warrant was determined to be in the amount of 1,820,110 shares on April 9, 2012 (the “Report Date”), based on a market appraisal (the “Valuation Report”) of the intellectual property owned by Wytec (the “Intellectual Property”). The Company has several convertible notes with embedded derivatives which cause the equity environment to be tainted and all convertible notes and warrants are included in the value of the derivative. As such, the warrant payment provided within the asset purchase agreement was included in the determination of our embedded derivative valuation.

Cash component of purchase price
The cash portion of the acquisition was valued at $18,900 based on the Buyer’s Investment Commitment Amount using the fair value of the patents as obtained by a qualified independent valuation specialist. As the fair value of the patents was determined to be less than $10 million, the number of MediaG3 Shares (“MDGC”) which the Company was obligated to purchase was determined by dividing $1 million by 90%of the average closing last sale price of Mediag3, Inc.’s common stock on the five trading days immediately prior to the valuation specialist’s report date, which resulted in a purchase price of $0.00058 per share and 32,586,207 shares of MDGC common stock, which totaled $18,900. The shares have not yet been delivered and there can be no assurance that they will, as a result, the fair value of any common stock receivable from Mediag3’s common stock was disregarded.

Warrant component of purchase price
The number of shares of the Company’s common stock underlying the warrants was determined on the valuation report date based on 45% of the total number of issued and outstanding shares of CCI’s common stock on the valuation report date, subject to certain limitations which adjusted the amount of warrant shares downward on a pro rata basis to be equal to 0.8505% of the Company’s outstanding shares, or 1,820,110 shares, exercisable for 2 years from the report date at an exercise price of $0.001 per share. The fair value of the warrants was determined to be $4,398 using a Lattice model pursuant to embedded derivative valuations.

The fair market value of the warrants to purchase 1,820,110 shares at an exercise price of $0.001 was $4,398 as of December 31, 2011. Pursuant to the terms of the agreement, the cash portion of the acquisition was valued at $18,900, resulting in a combined purchase price of $23,298. The Company recognized $418 of amortization expense on the combined value of cash and warrants, of $23,298 during the year ended December 31, 2011. The remaining $22,880 was determined to be impaired due to uncertainties in the realization of a future economic benefit from the patents, and was expensed on December 31, 2011. This acquisition established Wytec International, Inc. as a wholly-owned subsidiary of Competitive Companies, Inc. and was accounted for as an asset purchase, given that Wytec’s sole assets consisted of the patent agreements and no other operations had been conducted within Wytec International, Inc. prior to the acquisition. No goodwill was recognized in accordance with accounting for the purchase of an asset.

The Company recognized $418 of amortization expense on the combined value of cash and warrants, of $23,298 during the year ended December 31, 2011. The remaining $22,880 was determined to be impaired due to uncertainties in the realization of a future economic benefit from the patents, and was expensed on December 31, 2011.

As part of the SPA, Wytec agreed to provide Media3G with a royalty free worldwide non-exclusive, non-transferrable, non-assignable, non-sublicensable license to use its patents in perpetuity in consideration for Media3G assisting Wytec with managing past, present, and future research and development of its patents; provided, all patent enhancements, improvements, and derivatives existing on the closing date of the SPA and developed in the future will be owned by Wytec and the Seller agreed to take any and all action necessary to assign such existing and future enhancements, improvements, and derivatives to Wytec.

Current Business Operations

Through the Company’s subsidiary, Wireless Wisconsin, LLC, we provided high speed wireless Internet connections to residents in rural communities, as well as some dial-up internet services to businesses and residents within various markets throughout rural Wisconsin.  We operate in both a regulated and non-regulated environment. Our current plan now includes the delivery of 4G mobile broadband services via WiFi in major and rural markets throughout the United States.

Principal Products and Services

During the years ended December 31, 2011 and 2010, CCI’s principal products and services included dial-up, DSL, and wireless broadband internet in the rural markets of Western Wisconsin.  CCI plans to expand its footprint of DSL and wireless internet services throughout North America utilizing funding resources generated through its wholly owned subsidiary, Innovation Capital Management (“ICM”). Essentially ICM was developed to organize capital resources utilizing its parent public status and applying for various government funding programs established by the Rural Utility Services under the Department of Agriculture (DOA). Though the Program under the DOA is essentially funded, certain rural markets still have funding opportunity under this and other NTIA sponsored Programs. The Company intends to review this and other government programs available and/or becoming available in the future for low cost funding opportunities in conjunction with its current funding programs.

Additionally, the Company intends to negotiate definitive agreements to create new strategic alliances and acquisitions that could enhance or provide new services and products. Specifically, the Company’s revised business plan includes provisions for wireless backhaul services to commercial customers and other wireless Internet Service Providers (WISP) desiring high speed internet and mobile 4G access. The Company is currently involved in the development of supplying backhaul services to Wireless Wisconsin (CCI Subsidiary) utilizing “millimeter” wave technology capable of delivering at least one (1) Gigabyte of Internet throughput. The Company plans to expand this backhaul technology to its commercial clients.

Wireless Wisconsin LLC

CCI, through its wholly owned subsidiary, Wireless Wisconsin LLC, currently provides residential customers in Western Wisconsin dial-up, DSL, and wireless broadband services.  Both DSL and dial-up internet are provided via a wholesale relationship with Ikano Wholesale.  This wholesale relationship provides multiple territory access to many markets throughout North America and allows CCI to expand its coverage nationwide.  The Company’s local “fixed” broadband wireless services are currently restricted to areas located in Western Wisconsin with plans to include mobile 4G Internet access and expand to other Wisconsin markets utilizing millimeter wave backhaul technology.

Internet Services

CCI had been installing and offering high-speed internet service to selected apartment complex customers since May 2002.  It offered high-speed internet access services via DSL.  However, through open access rights provided to Cable operators in early 2008, the Company was unable to compete with better capitalized Cable providers and discontinued this service in 2009. Today the Company is primarily focused on delivering 4G mobile broadband utilizing millimeter wave technology to Tier one, Tier Two and most rural markets across North America.

Principal Suppliers

During the year ended December 31, 2011, CCI, through its various subsidiaries had various suppliers for its dial up and high-speed internet connections offered through Ikano Wholesale.  More specifically, it has contracts with Ikano to supply its DSL and dial-up services while its circuits supporting its wireless access are provided by Charter.

Millimeter Wave Technology

Millimeter wave technology is more commonly known as LMDS or Local Multipoint Distribution Service and utilized in broadband wireless access technology originally designed for digital television transmission (DTV). It was conceived as a fixed wireless, point-to-multipoint technology for utilization in the last mile on a fixed wireless basis. LMDS commonly operates on microwave frequencies across the 26 GHz and 29 GHz bands. In the United States, frequencies from 31.0 through 31.3 GHz are also known as Millimeter wave frequencies. Currently millimeter wave frequencies are primarily used in point to point network architecture vs. a point to multipoint configuration. Technology is quickly evolving in point to multipoint network design utilizing millimeter spectrum as lower band frequencies become less available. The Company has most recently received FCC approval to operate in the 70-90 GHz millimeter spectrum and is currently engaged in qualifying Registered Links utilizing this spectrum under the FCC “Protected” Registered Link Program.

Establishment of Registered Links

Wylink, Inc., a CCI subsidiary, is in the business of preparing and filing with the Federal Communications Commission (“FCC”), Form 601-FCC Applications for Radio Service Authorization (“Application”) for the purpose of obtaining the use of “millimeter wave” spectrum in the 71-76 GHz, 81-86 GHz and 92-95 GHz bands on a shared basis with Federal Government operations. The FCC adopted a flexible and innovative regulatory framework for the 71-95 GHz bands that would not require traditional frequency coordination among non-Federal Government users. Rights with regard to specific links will be established based upon the date and time of “Link Registration.”

Once a “frequency” license has been obtained under the Registered Link Program, the license holder must register GPS coordinates on a Point to Point Link with an FCC Certified Database Manager to receive FCC frequency protection under the Link registered. Frequency holders may register as many Links as desired but must establish an “operating” link determined by connecting proper radio equipment at each end of the Link within one (1) year of registration. Wylink, Inc. performs the license and registration of Links on behalf of Link Holders and agrees to establish a lease on a minimum portion of its capacity.

Wylink has now organized its operations to 1) prepare and file one or more applications for the 70-80 GHz license, 2) register Link (s) utilizing point to point coordinates and 3) provide necessary telecommunications equipment to secure FCC frequency protection under the Link Program.

Wylink, Inc. is a wholly owned subsidiary of Wytec International, Inc., a developer and owner of five (5) world class patents directly related to LMDS technology and currently developing its next generation of point to point and point to multipoint millimeter equipment technology in multiple millimeter frequencies the 71-76, 81-86 and 92-95 GHz bands. When it becomes available, Wylink plans to include Wytec International, Inc. along with two (2) other qualified equipment vendors operating in the aforementioned millimeter bands as an equipment supplier for prospective link holders including its parent company, CCI.

There are currently multiple service providers and bandwidth brokers operating in the millimeter spectrum desiring broadband capacity for delivery on a point to point and point to multipoint connection.

Acquisition of Wytec International, Inc.

On November 8, 2011, the Company entered into a stock purchase agreement (“SPA”) with MediaG3, Inc. (“MediaG3”) and its wholly owned subsidiary, Wytec, Incorporated (“Wytec”) (collectively, the “Seller”), pursuant to which CCI agreed to purchase 100% of the outstanding shares of Wytec International, Inc.’s (“Wytec International”) common stock from the Seller in consideration for (1) the issuance of a warrant to MediaG3 to purchase a number of shares of CCI’s common stock equal to a maximum of 45% of CCI’s total issued and outstanding shares of common stock on a fully diluted basis at an exercise price of $0.001 per share, exercisable on a cashless basis, subject to possible downward adjustment (the “Seller Warrant”), and (2) up to $1,000,000 of cash by an investment by CCI into MediaG3 of up to $1,000,000 for shares of the common stock of Media3G in a private placement. The number of shares of CCI common stock underlying the Seller Warrant was determined to be in the amount of 1,820,110 shares on April 9, 2012 (the “Report Date”), based on a market appraisal (the “Valuation Report”) of the intellectual property owned by Wytec (the “Intellectual Property”). Pursuant to the terms of the agreement, the Valuation Report also established the cash portion of the acquisition at $18,900. This acquisition established Wytec International, Inc. as a wholly-owned subsidiary of Competitive Companies, Inc. and was accounted for as an asset purchase, given that the Company was created for the specific purpose of housing intangible assets, consisting of a total of five patents, and there were no other operations conducted within Wytec International, Inc. prior to the acquisition. As of the date of this filing, there have been no operations associated with these patents.

As part of the SPA, Wytec agreed to provide Media3G with a royalty free worldwide non-exclusive, non-transferrable, non-assignable, non-sublicensable license to use its patents in perpetuity in consideration for Media3G assisting Wytec with managing past, present, and future research and development of its patents; provided, all patent enhancements, improvements, and derivatives existing on the closing date of the SPA and developed in the future will be owned by Wytec and the Seller agreed to take any and all action necessary to assign such existing and future enhancements, improvements, and derivatives to Wytec.

Competition and Market Overview

The telecommunications industry is highly competitive, rapidly evolving, and subject to technology changes.  Additionally, there are numerous telecommunications service companies that conduct extensive advertising campaigns to capture market share. CCI believes that the principal competitive factors affecting its business will be pricing levels and clear pricing policies, customer service, and the variety of services offered.  Its ability to compete effectively will depend upon its continued ability to maintain high-quality, market-driven services at prices generally equal to or below those charged by competitors.  To maintain a competitive posture, CCI believes that it must be in a position to reduce its prices in order to meet reductions in rates, if any, by others.  Any such reductions could reduce profitability and make it cost prohibitive to continue as a going concern. Many of CCI’s current and potential competitors have financial, personnel, and other resources, including brand name recognition as well as other competitive advantages.

CCI competes principally with traditional local phone companies serving an area, such as AT&T, BellSouth, and Verizon. While these types of providers have name recognition, CCI utilizes next generation technology to offer competitive pricing in various products and services related to 4G mobile broadband services. The Company is currently marketing these services through Wylink but has not achieved and does not expect to achieve a significant market share for any of its resale services. Recent regulatory initiatives allow newer local phone companies to connect with traditional local phone company facilities. Although this provides increased business opportunities for CCI, such connection opportunities have been, and likely will continue to be, accompanied by increased pricing flexibility for and relaxation of regulatory oversight of the traditional local telephone companies.

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

Mobile 4G Broadband

Mobile 4G Broadband has become a $30 Billion Industry and projected to surpass $50 Billion by 2015. The uptake of this growing Industry has put substantial strain on the existing spectrum infrastructure necessary to support the growth of the Industry. According to the Federal Communications Commission's estimates, the US will consume its entire available spectrum by 2013. Lack of new spectrum being made available is a serious concern to wireless data carriers as this will directly affect their growth plans and dynamics of the industry. A spectrum crunch will adversely affect the smartphone data traffic, which is growing exponentially beyond its capacity to support new customers. The spectrum crunch also threatens to affect the service quality as it may lead to an increase in the number of dropped calls, slow down data speeds and raise customers' prices. Even though the US still has a slight spectrum surplus, the demand will inevitably exceed the available spectrum in a couple of years.

A significant portion of the solution to this growing problem is being recognized by numerous experts as greater involving in millimeter technology representing the “upper band” frequencies between 29 GHz to 300 GHz. CCI’s patented technology involves development in these ranges and plans to introduce new technology capable of accepting a significant portion of the data traffic contributing to the Spectrum Crisis. CCI is now introducing new network designs utilizing its 70-90 GHz backhaul solutions connected to “microcell” networks capable of receiving “off-load” traffic from the major carriers in hopes of reducing the stress on voice traffic.

Customers

During the years ended December 31, 2011 and 2010, virtually all revenues were derived from the Company’s internet operations in Eau Claire, Wisconsin.

Intellectual Property

CCI, through its acquisition of 100% of the shares of Wytec International, Inc., owns five (5) patents directly related to LMDS or millimeter technology. The Company is currently in the process of developing its generation of the technology to include substantial improvements in software integration and multiple millimeter frequencies. The Company, through its acquisition of Innovation Capital Management, acquired 100% of its proprietary software rights to its RUS Application Program. This program essentially automates the application process for submission to RUS funding offered through the Department of Agriculture. To date, it has only submitted one application to RUS which was subsequently declined. However, the Company is making modifications to the software and expects to submit new applications with better results in the future.

Personnel

As of December 31, 2011, we had five (5) full-time employees.  Currently, there are no organized labor agreements or union agreements between us and our employees.

Assuming we are able to pursue additional revenue through acquisitions and/or strategic alliances with those companies we have planned for 2012, we anticipate an increase of personnel and may need to hire additional employees. In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate. We believe the use of third-party service providers may enhance our ability to control general and administrative expenses and operate efficiently.

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

More specifically, CCI’s past telecommunication services business offered during the year ended December 31, 2010, were subject to state and local regulation. Traditionally, telephone services have been subject to extensive state regulation, while internet services have been subject to much less regulation. VoIP has elements that resemble traditional telephone companies as well as those that resemble the internet. Therefore, VoIP did not fit into either existing framework of regulation and until recently operated in an environment that was largely free of regulation.

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

Our net operating losses for the years ended December 31, 2011 and 2010 was $542,001 and $1,321,696, respectively.  As of December 31, 2011, we only had $142,474 in cash available to finance our operations and a working capital deficit of $1,258,268.  Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception.  We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of securities and recent loans to from an officer to satisfy working capital requirements.  We will continue to be dependent upon the proceeds of future offerings or public offerings to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy.  There can be no assurance that we will be able to raise the necessary capital to continue operations.

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

If we are unable to obtain additional funding, our business operations will be harmed our existing stockholders may suffer substantial dilution.

We will require additional funds to expand our operations and believe the current cash on hand and the other sources of liquidity will not be sufficient to fund our operations through fiscal 2012.  We anticipate that we will require approximately $500,000 to $750,000 to fund our continued operations for fiscal 2012 as well as be able to close on the intended acquisitions, depending on revenue from operations.  Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations.  If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.  Any additional equity financing may involve substantial dilution to our then existing stockholders.

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

As a result of our deficiency in working capital at December 31, 2011, and other factors, our auditors have included an explanatory paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments as a result of this uncertainty.  The going concern qualification may adversely impact our ability to raise the capital necessary for the continuation of operations.

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

We must adapt quickly to changes in technology.

Telecommunications is a rapidly evolving technology.  We must keep abreast of this technological evolution.  To do so, we must continually improve the performance, features and reliability of our equipment and related products.  If we fail to maintain a competitive level of technological expertise, then we will not be able to compete in our market.

Our inability to respond timely to technological advances could have an adverse effect on our business.

We must be able to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.  We can offer no assurance that we will be able to successfully use new technologies effectively or adapt our products in a timely manner to a competitive standard.  If we are unable to adapt in a timely manner to changing technology, market conditions or customer requirements, then we may not be able to successfully compete in our market.

We may not be able to repay our indebtedness.

We have substantial indebtedness to related parties and to unaffiliated third parties, as disclosed in more detail in our reports, financial statements and notes to financial statements filed with the Securities and Exchange Commission.  We cannot assure that we will be able to repay all or any of our indebtedness, or that the indebtedness does not and will not continue to have a material adverse impact on our financial condition, operating results and business performance, including but not limited to our ability to continue as a going concern.

We cannot assure that we will achieve profitability.

We cannot assure that we will be able operate profitability in the future.  We may not be able to successfully transition from our current stage of business to a stabilized operation having sufficient revenues to cover expenses.  While attempting to make this transition, we will be subject to all the risks inherent in a small business, including the needs to adequately service and expand our customer base and to maintain and enhance our current services.  Our future profitability will be affected by all the risk factors described herein.

We are exposed to various possible claims relating to our business and our insurance may not fully protect us.

We cannot assure that we will not incur uninsured liabilities and losses as a result of the conduct of our business.  We generally do not maintain theft or casualty insurance and has modest liability and property insurance coverage, along with workmen’s compensation and related insurance.  However, should uninsured losses occur, our shareholders could lose their invested capital.

We may face litigation in the future.

We may be involved in litigation in the future. The adverse resolution of such litigation to us could impair our ability to continue in business if judgment holders were to seek to liquidate our business through levy and execution.  We may incur substantial legal fees and costs in connection with future litigation.  If we fail in our defense to future pending actions, or become subject to a levy and execution on our assets and business, we could be forced to liquidate or to file for bankruptcy and be unable to continue in our business.  Investors who purchase shares of our common stock will be subject to the risk of total loss if the risks described herein are realized, because there may be insufficient assets with which to pay our debts, which would leave shareholders with no recovery.

The loss of the services of any or our management or key executives could adversely affect our business.

Our success is substantially dependent on the performance of our executive officers and key employees.  The loss of an officer or director could have a material adverse impact on us.  We are generally dependent upon our executive officer, William H. Gray, for the direction, management and daily supervision of our operations.

Our ability to protect our intellectual property is uncertain.

We own patents and may apply for additional patents in the future. There are no assurances that these applications will be approved or that any other person will not challenge the patents or attempt to infringe upon our proprietary rights.  If we are unable to protect our proprietary rights or if such rights infringe on the rights of others, our business would be materially adversely affected.

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

Shareholders will experience dilution in their ownership of us.

Our board of directors has the authority to cause the Company to issue additional securities and convertible securities at such prices and on such terms as it determines in its discretion without the consent of the stockholders, including without limitation common stock, preferred stock, warrants and convertible notes.  The Company has issued securities to investors that have variable conversion prices, anti-dilution provisions and other adjustments for certain potentially dilutive transactions.  These provisions may be triggered, causing adjustments resulting in lower conversion prices and more securities outstanding, thereby causing existing shareholders to experience more dilution than originally anticipated when those securities were first issued by the Company.  Consequently, our shareholders are subject to the risk that their ownership in the Company will be substantially diluted in the future.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate headquarters are in San Antonio, Texas, where we lease approximately 1,565 square feet of office space for approximately $2,800 per month.  The lease expired on November 30, 2009, and has been extended on a month to month basis.  For a period of time, the Company was unable to pay full rent and accrued $22,500 in arrears.  Subsequently the Company negotiated an additional payment of $1,500 per month until arrears are paid in full, and has been current with rent and the additional payment since January of 2012.

Our subsidiary’s operations are located in Eau Claire, Wisconsin, where we lease approximately 860 square feet of office and warehouse space for approximately $785 per month.  The lease expires on September 30, 2012, and we intend to re-lease the space.

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

DiscoverNet has received approval from the court to pay or otherwise honor certain of its prepetition obligations, including employee wages and product warranties.  DiscoverNet has determined that there is insufficient collateral to cover the interest portion of scheduled payments on its prepetition debt obligations.  Contractual interest on those obligations amounts to $6,549, which is $1,096 in excess of reported interest expense; therefore, DiscoverNet has discontinued accruing interest on these obligations.  Refer to Note 3 of the notes to the financial statements for a discussion of the credit arrangements entered into subsequent to the Chapter 11 filings.  A plan of reorganization was not adopted and DiscoverNet was subsequently converted to a Chapter 7 in September 2010 in which essentially all assets were liquidated and retrieved by Associated Bank.

Item 4.  Mine Safety Disclosures.

Not Applicable.

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

	December 31, 2011		December 31, 2010
	High	Low	High	Low
1st Quarter	$0.014	$0.008	$0.110	$0.030
2nd Quarter	$0.014	$0.004	$0.120	$0.060
3rd Quarter	$0.021	$0.002	$0.105	$0.030
4th Quarter	$0.017	$0.007	$0.030	$0.010

The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

As of March 31, 2012, there were approximately 662 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of March 31, 2012, there were approximately 220,803,969 shares of common stock outstanding on record.

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

Equity Compensation Plan Information

We currently maintain a stock incentive plan in which common stock may be granted to employees, directors, and consultants.  During the year ended December 31, 2005, we cancelled 3,435,000 options which were previously outstanding as of December 31, 2004 and adopted our 2005 Stock Option Plan, whereby we then reissued 3,435,000 options plus an additional 3,237,000 options.  All of the options, totaling 6,672,000, vest immediately with an exercise price of $0.10 per share and are exercisable through December 15, 2015.  The stock option plan was adopted by our board of directors and has not been approved by our stockholders.  The following table sets forth information as of December 31, 2011, regarding outstanding options granted under the plan and options reserved for future grant under the plan.

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

Under our 2005 Stock Option Plan, adopted on December 2, 2005, an aggregate of 10,000,000 shares of common stock are reserved for issuance.  This plan is intended to encourage directors, officers, employees and consultants to acquire ownership of CCI’s common stock.  The opportunity is intended to foster in participants a strong incentive to put forth maximum effort for the Company’s continued success and growth, to aid in retaining individuals who put forth such effort, and to assist in attracting the best available individuals to CCI in the future.  As of December 31, 2011, 1,328,000 shares remain available for issuance under this stock option plan.

Unregistered Issuance of Equity Securities

The following is a list of the issuance of securities by us during the fiscal year ending December 31, 2011 in transactions exempt from registration that were not previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, the proceeds of which were generally used for working capital:

Number of Shares	Dollar Amount/Value of Consideration	Services or Other Consideration	Date of Sale	Exemption from Registration
3,125,000	$10,000	Debt Conversions	October 17, 2011	Section 4(2)
500,000	$8,750	Services	November 2, 2011	Section 4(2)
690,019	$5,110	Debt Conversions	November 11, 2011	Section 4(2)
381,881	$2,558	Debt Conversions	November 11, 2011	Section 4(2)
601,869	$5,104	Debt Conversions	November 11, 2011	Section 4(2)
432,689	$3,032	Debt Conversions	November 11, 2011	Section 4(2)
2,438,131	$10,072	Debt Conversions	November 11, 2011	Section 4(2)
568,844	$2,519	Debt Conversions	November 11, 2011	Section 4(2)
424,729	$3,004	Debt Conversions	November 11, 2011	Section 4(2)
869,924	$5,034	Debt Conversions	November 11, 2011	Section 4(2)
200,000	$2,000	Debt Conversions	November 11, 2011	Section 4(2)
4,518,519	$12,200	Debt Conversions	November 28, 2011	Section 4(2)
3,703,704	$10,000	Debt Conversions	November 30, 2011	Section 4(2)
5,925,926	$16,000	Debt Conversions	December 2, 2011	Section 4(2)
5,357,143	$15,000	Debt Conversions	December 12, 2011	Section 4(2)
7,925,926	$21,400	Debt Conversions	December 21, 2011	Section 4(2)

Issuer Purchases of Equity Securities

The Company repurchased a total of 2,570,000 of its equity securities during the fourth quarter ended December 31, 2011, of which 2,020,000 shares were on hand as of December 31, 2011. These shares were subsequently sold in January and February of 2012.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

CCI is a Nevada corporation that acts as a holding company for its operating subsidiaries, as follows: (a) Competitive Communications, Inc. (“Competitive Communications”), (b) CCI Residential Services Inc. (“CCI Residential”), (c) DiscoverNet, Inc. (“DiscoverNet”), a company that provided web hosting, dial-up, wireless and DSL Internet services prior to being discharged in bankruptcy on October 21, 2010, (d) DiscoverNet of Wisconsin, LLC (“DiscoverNet, LLC”), a dormant entity that was discharged in bankruptcy on October 21, 2010, (e) Innovation Capital Management, Inc. (“ICM, Inc.”), a company that focuses on raising capital and developing joint ventures and acquisitions, and (f) Innovation Capital Management, LLC (“ICM, LLC”), a company that focuses on developing marketing relationships, (g) Wireless Wisconsin, LLC (“WW”), a company that provides web hosting, dial-up, wireless and DSL Internet services to businesses and residents within various markets throughout Wisconsin and the United States, and (h) Wytec International, Inc., a currently non-operational company acquired on November 8, 2011 which houses certain patents.

The telecommunications products and services provided by us and our subsidiaries include web hosting, e-mail services, dial-up, DSL and wireless internet services to rural residential users and retail businesses.  It is our intention in the future to include “mobile” 4G services to our current customers as well as expand to new customers beyond our rural markets.

Overview of Current Operations

Due to increased competition and our customers’ expanded use of cellular telephones as their primary home telephone, we discontinued servicing apartment complexes in California and Alabama during 2009.  As a result, we closed our office in California and moved our headquarters to San Antonio, Texas.  The transition has enabled us to shift our focus to more contemporary revenue sources, such as, web hosting, dial-up, wireless and DSL internet services with our most recent focus on Mobile 4G services utilizing LMDS as a backhaul solution.

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

On July 23, 2010, Wireless Wisconsin, LLC, was formed as a wholly owned subsidiary of Competitive Companies, Inc. to offer dial up and high-speed broadband internet services, mainly to customers in rural markets throughout Wisconsin and San Antonio, TX.

On November 8, 2011, the Company acquired Wytec International, Inc., a non-operational company that houses certain currently unused patents. There have been no operations conducted within Wytec International, Inc. and the only current impact on our statement of operations is from the acquisition, amortization and subsequent impairment of the intangible assets.

Management continues to seek mergers that will complement our business model and help us grow.

For the years ended December 31, 2011 and 2010, we incurred net losses of $1,024,814 and $865,344, respectively.  Our accumulated deficit at the end of December 31, 2011 was $6,161,280.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Result of Operations for the Years Ended December 31, 2011 and 2010

The following income and operating expenses tables summarize selected items from the statement of operations for the year ended December 31, 2011 compared to the year ended December 31, 2010.

INCOME:

	The Year Ended December 31,		Increase/ (Decrease)
	2011	2010	$	%
Revenues	$118,941	$190,408	$(71,467)	(38%)

Cost of Sales	55,164	201,488	$(146,324)	(73%)

Gross Profit (Loss)	$63,777	$(11,080)	$74,857	(676%)

Percentage of Revenue	54%	(6%)

Revenues

Revenues for the year ended December 31, 2011 was $118,941 compared to revenues of $190,408 for the year ended December 31, 2010. This resulted in a decrease in revenues of $71,467, or 38%.  Our revenues decreased in 2011 compared to 2010 due to the loss of market share to competing companies from cellular and satellite based technologies.

Cost of sales

Cost of sales for the year ended December 31, 2011 was $55,164, a decrease of $146,624, or 72.6%, from $201,488 for the year ended December 31, 2010.  The decrease was largely a result of the discontinuation of our entities discharged in bankruptcy during the 4th quarter of 2010.  We have made continued efforts to continually manage and reduce costs, where applicable.

Gross profit as a percentage of revenue

Gross profit as a percentage of revenue increased from (6%) for the year ended December 31, 2010 to 54% for the year ended December 31, 2011.  Gross profit as a percentage of revenue increased due to our ability to reduce cost of sales on more than a pro rata basis with our reduction in revenues.  Our fixed costs supporting the infrastructure of our telephone and cable services were reduced by completely cutting off services to our apartment complexes in California.  In addition, the expanded operations from California to Wisconsin, as adopted with our acquisitions, have enabled us to operate at better margins than we were able to obtain in California.  Overall our gross profit has improved as a result of being able to better manage our cost of sales in relation to our decrease in revenues.

EXPENSES:

	For the Year Ended December 31,		Increase / Decrease 2011 Compared to 2010
	2011	2010	$	%
Expenses:
General and administrative	$315,187	$1,220,862	$(905,675)	(74%)
Salaries and wages	248,200	62,960	185,240	294%
Depreciation and amortization	3,170	13,387	(10,217)	(76%)
Bad debts expense (recoveries)	16,341	(3,338)	19,679	590%
Impairment of intangible assets	22,880	-	22,880	100%
Total operating expenses	605,778	1,300,696	(688,093)	(53%)

Net operating (loss)	(542,001)	(1,311,776)	762,950	(58%)

Other income (expense):
Interest income	238	-	238	100%
Interest expense	(212,537)	(128,116)	(84,421)	66%
Change in fair market value of derivative liabilities	(270,514)	(77,075)	(193,439)	251%
Total other income (expense)	(482,813)	(205,191)	277,622	135%

Gain on discontinued operations, net	-	644,798	644,798	100%

Net (loss)	$(1,024,814)	$(865,344)	$(159,470)	18%

General and Administrative expenses

General and administrative expenses were $315,187 for the year ended December 31, 2011, as compared to $1,220,862 for the year ended December 31, 2010.  This resulted in a decrease of $905,675 or (74%).  The decrease in our general and administrative expenses was largely a result of the discontinuation of our entities discharged in bankruptcy during the 4th quarter of 2010.

Salaries and Wages

Salary and wage expenses were $248,200 for the year ended December 31, 2011, versus $62,960 of salary and wage expenses for the year ended December 31, 2010, which resulted in an increase of $185,240, or 294%.  The increase in salary expense was a result of employment agreements we entered into employment agreements with our management team on July 1, and August 1, 2010.  We previously paid management salaries as funds were available with no right to future remuneration.  Accrued officer compensation was $31,341 at December 31, 2011.

Depreciation and Amortization

Depreciation and amortization expenses were $3,170 for the year ended December 31, 2011, versus $13,387 for the year ended December 31, 2010, resulting in a decrease of $10,217 or 76%.  The decreases are principally due to certain assets reaching the end of their depreciable life cycle.  We anticipate the replacement of these assets in the near future as funds become available.

Bad Debt Expense (Recoveries)

Bad debt expenses for the year ended December 31, 2011 were $16,341 as compared to $(3,338) for the same period of 2010, which resulted in an increase of $19,679, or 590%.  Our increase in bad debts expense for the year ended December 31, 2011 is primarily a result of changes in our provision for doubtful accounts as we recognized impairment on notes receivable of $18,105 due to uncertainties in our ability to recognize future economic benefit from the note holder.

Impairment of intangible assets

Impairment of intangible assets for the year ended December 31, 2011 were $22,880 as compared to $-0- for the same period of 2010, which resulted in an increase of $22,880, or 100%.  Our increase in impairment of intangible assets for the year ended December 31, 2011 is due to uncertainties in our ability to recognize future economic benefit from patents that were acquired in November of 2011 with the acquisition of Wytec International, Inc.

Net Operating (Loss)

The net operating loss for the year ended December 31, 2011 was $542,001 versus a net operating loss of $1,304,951 for the year ended December 31, 2010.  This resulted in a decrease of $762,950, or 58%, when compared to the same period of 2010.  Our reduced net operating loss was primarily a result of the discontinuation of our entities discharged in bankruptcy during the 4th quarter of 2010.  We expect significant improvements in our cost reduction efforts in 2012.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2011 compared to December 31, 2010.

			Increase / (Decrease)
	December 31, 2011	December 31, 2010	$	%

Current Assets	$164,724	$25,738	$138,986	540%

Current Liabilities	$1,422,992	$822,134	$600,858	73%

Working (Deficit)	$(1,258,268)	$(796,396)	$(461,872)	58%

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of December 31, 2011, we had a working capital deficit of $(1,258,268).  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.

In 2011 we received a total of $589,500 in exchange for convertible debentures, coupled with 13,490,000 detachable common stock warrants with strike prices ranging from $0.0030 to $0.0210, exercisable over 2 years from the date of issuance.

However, should we not be able to continue to secure additional financing when needed, we may be required to slow down or suspend our growth or reduce the scope of our current operations, any of which would have a material adverse effect on our business.

Treasury Stock
During the year ended December 31, 2011, the Company repurchased a total of 2,020,000 shares of common stock, at an aggregate cost of $15,624, of this amount, 1,800,000 shares totaling $14,580 was repurchased by a shareholder. The shares were subsequently delivered to the shareholder on February 23, 2012, as such, the $14,580 is presented within subscriptions payable on December 31, 2011. The Company improperly traded its own securities. When the impropriety was discovered the Company had liquidated its holdings, accounted for as treasury stock, and closed its brokerage account that was used to conduct the trades.

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

Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $6,161,280 and a working capital deficit of $1,258,268 at December 31, 2011, and have reported negative cash flows from operations over the last five years.  In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Significant Accounting Policies

Revenue Recognition
Our fixed broadband and wireless broadband revenue is recognized when persuasive evidence of an arrangement exists; delivery of our services has occurred; our price to our customer is fixed or determinable; and collectability of the sales price is reasonably assured. As such, we recognize revenues from our dial-up and broadband internet services in the month in which we provide services. Services provided but not billed by the end of the year are reflected as unbilled receivables in the accompanying consolidated balance sheets; likewise, services billed in advance for future months are reflected in deferred revenues in the accompanying consolidated balance sheets.

Property and Equipment
Fixed assets are stated at the lower of cost or estimated net recoverable amount. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

Furniture and fixtures	5 years
Telecommunication equipment and computers	5 – 10 years
Leasehold improvements	7 years
Intangible assets	9 years

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

Impairment of Long-Lived Assets
Long-lived assets held and used by Competitive are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. The Company incurred impairment losses on intangible assets of $22,880 and $-0- for the years ended December 31, 2011 and 2010, respectively.

Fair Value of Financial Instruments
Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts payable and accrued expenses reported on the balance sheets are estimated by management to approximate fair value primarily due to the short term nature of the instruments. The Company had derivative liabilities that required fair value measurement on a recurring basis during the years ended December 31, 2011 and 2010.

Goodwill and Other Intangible Assets
Goodwill and indefinite life intangible assets are recorded at fair value and not amortized, but are reviewed for impairment annually or more frequently if impairment indicators arise. As of December 31, 2011 and 2010 we had no goodwill or other intangible assets. The Company recognized impairment losses on goodwill of $-0- and $373,018 for the years ended December 31, 2011 and 2010, respectively.

Basic and Diluted Loss per Share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2011 and 2010, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception at August 13, 2009. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Stock issued for services totaled $34,991 and $647,349 for the years ended December 31, 2011 and 2010, respectively.

Advertising
We expense advertising costs as they are incurred. These expenses approximated $23,927 and $598,930 for the years ended December 31, 2011 and 2010, respectively, of which, $-0- and $598,930 consisted of stock based compensation pursuant to the issuance of a total of -0- and 6,621,500 shares, respectively.

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
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Competitive Companies, Inc.

We have audited the accompanying balance sheets of Competitive Companies, Inc. as of December 31, 2011 and 2010 and the related statements of operations, changes in stockholders’ (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Competitive Companies, Inc. as of December 31, 2011 and 2010, and the results of its operations, changes in stockholders’ (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 4 to the financial statements, the Company has restated its financial statements as of and for the year ended December 31, 2010 to recognize derivative liabilities embedded in its convertible promissory notes.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
April 16, 2012

COMPETITIVE COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
		(Restated)
Assets
Current assets:
Cash	$142,474	$20,124
Accounts receivable, net of allowance of $2,800 and $4,500	1,542	2,814
Prepaid expenses	20,708	2,800
Total current assets	164,724	25,738

Property and equipment, net	5,651	8,403

Other assets:
Deposits	3,003	3,003

Total assets	$173,378	$37,144

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$343,430	$346,542
Accrued expenses	166,406	78,011
Customer deposits	39,913	39,913
Deferred revenues	4,482	9,552
Notes payable	67,006	67,006
Convertible debentures, net of discounts of $174,264 and $86,084	409,236	100,916
Derivative liabilities	392,519	180,194
Total current liabilities	1,422,992	822,134

Total liabilities	1,422,992	822,134

Stockholders' (deficit):
Preferred stock, $0.001 par value 100,000,000 shares authorized:
Class A convertible, no shares issued and outstanding with no liquidation value	-	-
Class B convertible, 1,495,436 shares issued and outstanding with no liquidation value	1,495	1,495
Class C convertible, 1,000,000 shares issued and outstanding with no liquidation value	1,000	1,000
Common stock, $0.001 par value, 500,000,000 shares authorized, 207,837,771 and 130,263,732 shares issued and outstanding at December 31, 2011 and 2010, respectively	207,838	130,264
Additional paid-in capital	4,682,337	4,216,717
Subscriptions payable, 3,910,000 and 200,000 shares at December 31, 2011 and 2010, respectively	34,620	2,000
Accumulated (deficit)	(6,161,280)	(5,136,466)
Treasury stock, at cost, 2,020,00 and -0- shares at December 31, 2011 and 2010, respectively	(15,624)	-
Total stockholders' (deficit)	(1,249,614)	(784,990)

Total liabilities and stockholders' (deficit)	$173,378	$37,144

The accompanying notes are an integral part of these financial statements.

COMPETITIVE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2011	2010
		(Restated)
Revenue	$118,941	$190,408
Cost of sales	55,164	201,488

Gross profit (loss)	63,777	(11,080)

Expenses:
General and administrative	315,187	1,220,862
Salaries and wages	248,200	62,960
Depreciation and amortization	3,170	13,387
Bad debts expense (recoveries)	16,341	(3,338)
Impairment of intangible assets	22,880	-
Total operating expenses	605,778	1,293,871

Net operating loss	(542,001)	(1,304,951)

Other income (expense):
Interest income	238	-
Interest expense	(212,537)	(128,116)
Change in fair market value of derivative liabilities	(270,514)	(77,075)
Total other income (expense)	(482,813)	(205,191)

Net loss before discontinued operations	(1,024,814)	(1,510,142)

Discontinued operations:
Gain from discontinued operations of DiscoverNet component, net	-	654,718
Loss from operations of discontinued Voice Vision, Inc. component, net	-	(9,920)
Gain on discontinued operations	-	644,798

Net loss	$(1,024,814)	$(865,344)

Weighted average number of common shares outstanding - basic and fully diluted	154,279,533	113,691,468

Net loss per share - basic and fully diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

COMPETITIVE COMPANIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

			Class A		Class B		Class C							Total
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Treasury Stock		Additional	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in	Payable	(Deficit)	(Deficit)

Balance, December 31, 2009	98,745,813	$98,746	-	$-	1,495,436	$1,495	1,000,000	$1,000	-	$-	$2,710,583	$390,921	$(4,271,122)	$(1,068,377)

Shares issued for cash	11,605,543	11,606	-	-	-	-	-	-	-	-	375,718	(24,874)	-	362,450

Shares issued for acquisitions	7,320,935	7,321	-	-	-	-	-	-	-	-	358,726	(366,047)	-	-

Shares issued for conversion of debts	5,734,226	5,734	-	-	-	-	-	-	-	-	54,266	-	-	60,000

Shares issued for services	6,857,215	6,857	-	-	-	-	-	-	-	-	638,501	2,000	-	647,358

Adjustment to derivative liability due to debt conversions	-	-	-	-	-	-	-	-	-	-	64,178	-	-	64,178

Options issued as consideration for recission of acquisitions	-	-	-	-	-	-	-	-	-	-	14,745	-	-	14,745

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	-	-	-	-	(865,344)	(865,344)

Balance, December 31, 2010 (Restated)	130,263,732	$130,264	-	$-	1,495,436	$1,495	1,000,000	$1,000	-	$-	$4,216,717	$2,000	$(5,136,466)	$(784,990)

Shares issued for conversion of debts	75,924,039	75,924	-	-	-	-	-	-	-	-	124,109	-	-	200,033

Shares issued for services	1,650,000	1,650	-	-	-	-	-	-	-	-	15,301	18,040	-	34,991

Adjustment to derivative liability due to debt conversions	-	-	-	-	-	-	-	-	-	-	326,130	-	-	326,130

Purchase of treasury stock	-	-	-	-	-	-	-	-	2,020,000	(15,624)	80	14,580	-	(964)

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-	-	-	-	-	(1,024,814)	(1,024,814)

Balance, December 31, 2011	207,837,771	$207,838	-	$-	1,495,436	$1,495	1,000,000	$1,000	2,020,000	$(15,624)	$4,682,337	$34,620	$(6,161,280)	$(1,249,614)

The accompanying notes are an integral part of these financial statements.

COMPETITIVE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2011	2010
		(Restated)
Cash flows from operating activities
Net (loss)	$(1,024,814)	$(865,344)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Provision for bad debt expense (recoveries)	16,341	(3,338)
Depreciation and amortization	3,170	13,387
Impairment of intangible assets	22,880	-
Debt forgiveness	-	(150,412)
Change in fair market value of derivative liabilities	270,514	77,075
Amortization of convertible note payable discounts	175,368	81,213
Common stock issued for services	34,991	647,358
Common stock options issued for services	-	14,745
Decrease (increase) in assets:
Accounts receivable	(15,069)	14,135
Prepaid expenses	(17,913)	50
Deposits	-	(1,637)
Increase (decrease) in liabilities:
Accounts payable	(3,112)	(313,916)
Accounts payable, related party	-	(3,000)
Accrued expenses	95,428	22,109
Deferred revenues	(5,070)	(29,000)
Net cash used in operating activities	(447,286)	(496,575)

Cash flows from investing activities
Purchase of equipment	-	(4,611)
Payments on acquisition of intangible assets	(18,900)	-
Net cash used in investing activities	(18,900)	(4,611)

Cash flows from financing activities
Proceeds from short term and convertible debts	589,500	157,000
Principal payments on short term debt	-	(3,473)
Proceeds from sale of common stock	-	362,450
Principal payments on prepetition debt	-	(4,800)
Purchase of treasury stock	(964)	-
Net cash provided by financing activities	588,536	511,177

Net increase (decrease) in cash	122,350	9,991
Cash - beginning	20,124	10,133
Cash - ending	$142,474	$20,124

Supplemental disclosures:
Interest paid	$2,000	$3,248
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Value of shares issued for conversion of debt	$200,033	$60,000
Value of shares issued for subscriptions payable	$-	$390,922
Cancellation of common stock	$-	$(100)
Shares issued for rescission of Voice Vision agreement	$2,000	$-
Warrants issued for purchase of intangible assets	$4,398	$-
Value of derivative adjustment doe to debt conversions	$326,130	$-
Debt discounts	$263,543	$-
Treasury stock purchased with common stock payable	$14,580	$-

   The accompanying notes are an integral part of these financial statements.

COMPETITIVE COMPANIES, INC.
Notes to Financial Statements

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation and Organization
Competitive Companies, Inc. ("CCI") was originally incorporated under the laws of the state of Nevada in March 1998, and shortly thereafter acquired all of the assets and assumed all of the liabilities of Competitive Communications, Inc. ("COMM"), which was incorporated under the laws of the state of California in February 1996. In January 2000, CCI Residential Services, Inc. ("CCIR") was formed. This entity, which is also a wholly owned subsidiary of CCI was formed to expand on residential services provided by COMM, while COMM focused on developing revenue streams from other services.

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

On May 5, 2005 the Company merged with CA Networks, Inc. ("CAN"), which was a development stage enterprise that was in the process of developing a business model in the same industry as Competitive. CAN was formed under the laws of the state of Wyoming on January 14, 2004. The combined companies maintained the name of CCI.The merged company (collectively "we", "us", "ours") continued to be a provider of local telephone, long distance service and high speed internet service through Wireless Internet networks in all states it operates in, and also offered cellular service nationwide until 2006 when the assets of CAN were sold and operations were halted in Kentucky and Wyoming.

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

On July 23, 2010, Wisconsin Wireless, LLC, was formed as a wholly owned subsidiary of Competitive Companies, Inc. to offer dial up and high-speed broadband internet services, mainly to customers in rural markets throughout Wisconsin and San Antonio, TX.

On November 8, 2011, the Company entered into a stock purchase agreement (“SPA”) with MediaG3, Inc. (“MediaG3”) and its wholly owned subsidiary, Wytec, Incorporated (“Wytec”) (collectively, the “Seller”), pursuant to which CCI agreed to purchase 100% of the outstanding shares of Wytec International, Inc.’s (“Wytec International”) common stock from the Seller in consideration for (1) the issuance of a warrant to MediaG3 to purchase a number of shares of CCI’s common stock equal to a maximum of 45% of CCI’s total issued and outstanding shares of common stock on a fully diluted basis at an exercise price of $0.001 per share, exercisable on a cashless basis, subject to possible downward adjustment (the “Seller Warrant”), and (2) up to $1,000,000 of cash by an investment by CCI into MediaG3 of up to $1,000,000 for shares of the common stock of Media3G in a private placement. The number of shares of CCI common stock underlying the Seller Warrant was determined to be in the amount of 1,820,110 shares on April 9, 2012 (the “Report Date”), based on a market appraisal (the “Valuation Report”) of the intellectual property owned by Wytec (the “Intellectual Property”).Pursuant to the terms of the agreement, the Valuation Report also established the cash portion of the acquisition at $18,900. This acquisition established Wytec International, Inc. as a wholly-owned subsidiary of Competitive Companies, Inc. and was accounted for as an asset purchase, given that the Company was created for the specific purpose of housing intangible assets, consisting of a total of five patents, and there were no other operations conducted within Wytec International, Inc. prior to the acquisition. As of the date of this filing, there have been no operations associated with these patents.

As part of the SPA, Wytec agreed to provide Media3G with a royalty free worldwide non-exclusive, non-transferrable, non-assignable, non-sublicensable license to use its patents in perpetuity in consideration for Media3G assisting Wytec with managing past, present, and future research and development of its patents; provided, all patent enhancements, improvements, and derivatives existing on the closing date of the SPA and developed in the future will be owned by Wytec and the Seller agreed to take any and all action necessary to assign such existing and future enhancements, improvements, and derivatives to Wytec.

Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

COMPETITIVE COMPANIES, INC.
Notes to Financial Statements

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

Cash and Cash Equivalents
CCI maintains a cash balances in interest and non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents on hand at December 31, 2011 and 2010.

Basis of Accounting
Our consolidated financial statements are prepared using the accrual method of accounting.

Principles of Consolidation
The accompanyingconsolidated financial statements include the accounts of the following entities, all of which are under common control and ownership:

		State of		Abbreviated
Name of Entity(1)	Form of Entity	Incorporation	Relationship(2)	Reference
Competitive Companies, Inc.	Corporation	Nevada	Parent	CCI
Competitive Communications, Inc.(4)	Corporation	California	Subsidiary	COMM
CCI Residential, Inc.(4)	Corporation	California	Subsidiary	CCIR
Innovation Capital Management, Inc.	Corporation	Delaware	Subsidiary	ICMI
Innovation Capital Management, LLC	Limited Liability Corporation	Delaware	Subsidiary	ICML
DiscoverNet Inc.(3)	Corporation	Wisconsin	Subsidiary	DNETI
DiscoverNet of Wisconsin, LLC(3)	Limited Liability Corporation	Wisconsin	Subsidiary	DNETL
Wisconsin Wireless, LLC	Limited Liability Corporation	Wisconsin	Subsidiary	WW
Wytec International, Inc.	Corporation	Texas	Subsidiary	WYTECI
(1)Certain non-operational holding companies have been excluded.
(2)All subsidiaries are wholly-owned subsidiaries.
(3)Subsidiary previously dissolved in bankruptcy proceedings.
(4)Subsidiary has been inactive since discontinuing its operations in California in 2009.

The consolidated financial statements herein contain the operations of the wholly owned subsidiaries listed above. All significant inter-company transactions have been eliminated in the preparation of these financial statements.The parent company, CCI and subsidiaries, COMM, CCIR, ICMI, ICML, DNETI, DNETL, WW and WYTECI will be collectively referred herein to as the “Company”, or “CCI”.The Company's headquarters are located in San Antonio, Texas and substantially all of its customers are Wisconsin and Texas residents.The Company provides dial up and high-speed broadband internet services, mainly to customers in rural markets throughout Wisconsin, San Antonio, TX and Puerto Rico through its Wisconsin Wireless, LLC subsidiary.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

Revenue Recognition
Our only source of revenue currently is through the Company’s subsidiary, Wisconsin Wireless, LLC, whereas we provide high speed wireless Internet connections to residents in rural communities, as well as some dial-up internet services to businesses and residents within various markets throughout rural Wisconsin.Our revenue is recognized when persuasive evidence of an arrangement exists; delivery of our services has occurred; our price to our customer is fixed or determinable; and collectability of the sales price is reasonably assured. As such, we recognize revenues from our dial-up and broadband internet services in the month in which we provide services. Services provided but not billed by the end of the year are reflected as unbilled receivables in the accompanying consolidated balance sheets; likewise, services billed in advance for future months are reflected in deferred revenues in the accompanying consolidated balance sheets.

Allowance for Doubtful Accounts
We evaluate the allowance for doubtful accounts on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible. The allowance for doubtful accounts was $2,800 and $4,500 at December 31, 2011 and 2010, respectively.

COMPETITIVE COMPANIES, INC.
Notes to Financial Statements

Property and Equipment
Fixed assets are stated at the lower of cost or estimated net recoverable amount. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

Furniture and fixtures	5 years
Telecommunication equipment and computers	5 – 10 years
Leasehold improvements	7 years
Intangible assets	9 years

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

Impairment of Long-Lived Assets
Long-lived assets held and used by Competitive are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. The Company incurredimpairment losses on intangible assetsof $22,880 and $-0- for the years ended December 31, 2011 and 2010, respectively.

Fair Value of Financial Instruments
Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts payable and accrued expenses reported on the balance sheets are estimated by management to approximate fair value primarily due to the short term nature of the instruments. The Company had derivative liabilities that required fair value measurement on a recurring basis during the years ended December 31, 2011 and 2010.

Goodwill and Other Intangible Assets
Goodwill and indefinite life intangible assets are recorded at fair value and not amortized, but are reviewed for impairment annually or more frequently if impairment indicators arise.As of December 31, 2011 and 2010 we had no goodwill or other intangible assets.The Company recognized impairment losses on goodwill of $-0- and $373,018 for the years ended December 31, 2011 and 2010, respectively.

Derivative Financial Instruments
The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. The Company utilizes various types of financing to fund our business needs, including convertible debts with conversion features and other instruments not indexed to our stock.  The convertible notes include fluctuating conversion rates.  The Company uses a lattice model for valuation of the derivative.  For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and then re-valued at each reporting date, with changes in the fair value reported in income in accordance with ASC 815.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net cash settlement of the derivative instrument could be required within the 12 months of the balance sheet date.

Basic and Diluted Loss per Share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.For 2011 and 2010, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

COMPETITIVE COMPANIES, INC.
Notes to Financial Statements

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception at August 13, 2009. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Stock issued for services totalled $34,991 and $647,349 for the years ended December 31, 2011 and 2010, respectively.

Advertising
We expense advertising costs as they are incurred. These expenses approximated $23,927 and $598,930 for the years ended December 31, 2011 and 2010, respectively, of which, $-0- and $598,930 consisted of stock based compensation pursuant to the issuance of a total of -0-and 6,621,500 shares, respectively.

Income Taxes
CCI recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.CCI provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

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

Recently Issued Accounting Pronouncements
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
Notes to Financial Statements

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

Note 2 – Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $6,161,280 and a working capital deficit of $1,258,268 at December 31, 2011, and have reported negative cash flows from operations over the last seven years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

COMPETITIVE COMPANIES, INC.
Notes to Financial Statements

Note 3 – Discontinued Operations

On October 21, 2010 the Company discontinued the operations of its wholly-owned subsidiaries,DiscoverNet, Inc. & DiscoverNet of Wisconsin, LLC, (the “Debtors”) were discharged in bankruptcy under Chapter 7 of the federal bankruptcy laws in the United States Bankruptcy Court for the Western District of Wisconsin.The original petition was filed on May 5, 2009 under Chapter 11, whereby certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws were stayed while the Debtor continued business operations as a Debtor-in-Possession. Claims secured against the Debtor's assets ("secured claims") were discharged in full on October 21, 2010.

The following table summarizes the liquidation of DiscoverNet, Inc. and DiscoverNet of Wisconsin, LLC under Chapter 7 of the federal bankruptcy laws in the United States Bankruptcy Court for the Western District of Wisconsin on October 21, 2010:

	DiscoverNet of Wisconsin, LLC	DiscoverNet, Inc.	Total
Gain (loss) on reorganization under
Chapter7 bankruptcy, net	$(9,837)	$658,712	$649,221

Assets and liabilities
liquidated in bankruptcy:
Cash	$-	$(75)	$(75)
Property and equipment, net	(9,837)	(2,646)	(12,483)
Deposits	-	(50)	(50)
Accounts payable	-	495,340	495,340
Deferred revenues	346	-	346
Notes payable	-	166,143	166,143
Net (assets) and liabilities
Liquidated in bankruptcy	$(9,491)	$658,712	$649,221
Forgiveness of debt under Chapter 11	-	8,097	8,097
Professional fees	-	(2,600)	(2,600)

Loss from discontinued operations of DiscoverNet component, net	$(9,491)	$664,209	$654,718

On December 31, 2011 the Company and management of Voice Vision, Inc. mutually agreed to rescind the acquisition of Voice Vision, Inc., as depicted in Note 5.

The following table summarizes the deconsolidation of Voice Vision, Inc. on December 31, 2010 pursuant to the rescission agreement:

Voice Vision, Inc.
Assets and liabilities deconsolidated
in rescission:
Cash	$(25)
Accounts payable	78,032
Accrued expenses	1,836
Common stock	1,211,362
Additional paid in capital	18,532
Retained earnings	(1,302,912)
Net (assets) and liabilities
Deconsolidated in rescission	$6,825
Common stock granted in consideration of rescission, 200,000 shares	(2,000)
Common stock options granted in consideration of rescission, 2,000,000 shares at $0.07 per share	(14,745)

Loss from operation of discontinued Voice Vision, Inc. component, net	$(9,920)

COMPETITIVE COMPANIES, INC.
Notes to Financial Statements

Note 4 - Correction of Errors

We have restatedour previously issued December 31, 2010 financial statements for previously unrecognized embedded derivative accounting treatment related to certain convertible promissory notes obtained in 2010. The accompanying financial statements for the year ended December 31, 2010 have been restated to reflect the corrections in accordance with Accounting Standards Codification topic250, “Accounting Change and Error Corrections”. The following is a summary of the restatements for December 31, 2010:

Increase of previously unreported derivative liabilities and corresponding decrease in previously reported beneficial conversion feature on convertible debentures:

Increase of previously unreported derivative liabilities:
- Understated value of derivative liability	$180,194
- Understated debt discount on value of derivative liability	$(86,084)
Decrease of previously reported debt discount on beneficial conversion feature in error:
- Overstated debt discount recognized on beneficial conversion feature	$59,306

The net effect of these changes resulted in an increased net loss of $76,387 in the statement of operations from other expense of $77,075 from the change in the fair market of the derivative liabilities during 2010, along with a reduction in interest expense of $688.

The effect on the Company’s previously issued December 31, 2010 financial statements are summarized as follows:

Balance Sheet as of December 31, 2010:

	Previously	Net
	Reported	Change	Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$346,542	$-	$346,542
Accrued expenses	78,011	-	78,011
Customer deposits	39,913	-	39,913
Deferred revenues	9,552	-	9,552
Notes payable	67,006	-	67,006
Convertible debentures	187,000	-	187,000
Discounts on convertible debentures	(59,306)	(26,778)	(86,084)
Derivative liabilities	-	180,194	180,194
Total current liabilities	668,718	153,416	822,134

Stockholders’ equity (deficit)
Preferred stock, classes A, B & C	2,495	-	2,495
Common stock	130,264	-	130,264
Additional paid-in capital	4,293,746	(77,029)	4,216,717
Subscriptions payable	2,000	-	2,000
Accumulated (deficit)	(5,060,079)	(76,387)	(5,136,466)
Total stockholders’ equity (deficit)	(631,574)	(153,416)	(784,990)

Total liabilities and stockholders’ equity (deficit)	$37,144	$-	$37,144

COMPETITIVE COMPANIES, INC.
Notes to Financial Statements

Statement of Operations as of December 31, 2010:

	Previously	Net
	Reported	Change	Restated

Revenue	$190,408	-	$190,408
Cost of sales	201,488	-	201,488
Gross profit (loss)	(11,080)		(11,080)

Expenses:
General and administrative	1,237,607	(16,745)	1,220,862
Salaries and wages	62,960	-	62,960
Depreciation and amortization	13,387	-	13,387
Bad debts expense (recoveries)	(3,338)	-	(3,338)
Total operating expenses	1,310,616	(16,745)	1,293,871

Net operating loss	$(1,321,696)	$(16,745)	$(1,304,951)

Other income (expense):
Interest expense	(128,804)	688	(128,116)
Change in fair market value of derivative liabilities	-	77,075	(77,075)
Total other income (expense)	(121,979)	77,763	(205,191)

Net loss before discontinued operations	(1,443,675)	66,467	(1,510,142)

Gain on discontinued operations, net	654,718	(9,920)	644,798

Net loss	(788,957)	76,387	(865,344)

Net loss per share – basic and fully diluted	$(0.01)	$(0.00)	$(0.01)

In addition, the statement of stockholders’ equity reflected a $64,178 adjustment to derivative liability due to debt conversions in additional paid in capital, and the removal of previously reported debt discounts of $141,207 pursuant to beneficial conversion features in convertible debentures issued during 2010.

Quarterly results for past affected periods will be restated in future filings.

Note 5 – Business Combinations

Acquisition – January 12, 2010(Rescinded on December 31, 2010)
On January 12, 2010, the Company entered into a share exchange agreement and plan of merger whereby the Company acquired 100% of the outstanding interest of Voice Vision, Inc., a California corporation in the Voice over internet Protocol business (“VoiP”). Pursuant to the share exchange agreement, Competitive Companies, Inc. (“CCI”) acquired 100% of the outstanding equity of Voice Vision, Inc. (“VVI”) in exchange for ten million (“10,000,000”) shares of CCI’s common stock on a 1.91245 to 1 basis (i.e. one share of CCI common stock for every 1.91245 outstanding shares of VVI’s common stock).  The fair market value of the CCI shares was $300,000 based on the closing stock price on the January 12, 2010 grant date, however, the acquisition was mutually rescinded on December 31, 2010 prior to the issuance of the shares.

In accordance with the rescission agreement, CCI granted to VVI 200,000 shares of common stock, which were issued during the year ended December 31, 2011, as well as, options to purchase 2,000,000 shares of common stock. The options are exercisable until December 31, 2012 at an exercise price of $0.07 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 317% and a call option value of $0.0074, was $14,745.

The Company had recognized the identifiable assets acquired and liabilities assumed as follows:

January 12, 2010
Consideration:
Equity instruments (10,000,000 shares issued of CCI 1)	$300,000
Fair value of total consideration exchanged	$300,000

Recognized amounts of identifiable assets
acquired and liabilities assumed:
Cash	$-
Accounts payable and accrued expenses	(73,018)
Consideration paid in excess of fair value 2	373,018
Total identifiable net assets	$300,000

1  The fair value of the 10,000,000 shares of common stock issued as consideration paid for 100% of VVI was determined on the basis of the closing market price of CCI’s common shares on the grant date of January 12, 2010.

2 The consideration paid in excess of the fair value of assets acquired and liabilities assumed has been recorded as goodwill and expensed due to impairment.

COMPETITIVE COMPANIES, INC.
Notes to Financial Statements

Note 6 – Asset Purchase Acquisitions

On November 8, 2011, the Company entered into a stock purchase agreement (“SPA”) with MediaG3, Inc. (“MediaG3”) and its wholly owned subsidiary, Wytec, Incorporated (“Wytec”) (collectively, the “Seller”), pursuant to which CCI agreed to purchase 100% of the outstanding shares of Wytec International, Inc.’s (“Wytec International”) common stock from the Seller in consideration for (1) the issuance of a warrant to MediaG3 to purchase a number of shares of CCI’s common stock equal to a maximum of 45% of CCI’s total issued and outstanding shares of common stock on a fully diluted basis at an exercise price of $0.001 per share, exercisable on a cashless basis, subject to possible downward adjustment (the “Seller Warrant”), and (2) up to $1,000,000 of cash by an investment by CCI into MediaG3 of up to $1,000,000 for shares of the common stock of Media3G in a private placement. The number of shares of CCI common stock underlying the Seller Warrant was determined to be in the amount of 1,820,110 shares on April 9, 2012 (the “Report Date”), based on a market appraisal (the “Valuation Report”) of the intellectual property owned by Wytec (the “Intellectual Property”). The Company has several convertible notes with embedded derivatives which cause the equity environment to be tainted and all convertible notes and warrants are included in the value of the derivative. As such, the warrant payment provided within the asset purchase agreement was included in the determination of our embedded derivative valuation.

Cash component of purchase price
The cash portion of the acquisition was valued at $18,900 based on the Buyer’s Investment Commitment Amount using the fair value of the patents as obtained by a qualified independent valuation specialist. As the fair value of the patents was determined to be less than $10 million, the number of MediaG3 Shares (“MDGC”) which the Company was obligated to purchase was determined by dividing $1 million by 90%of the average closing last sale price of Mediag3, Inc.’s common stock on the five trading days immediately prior to the valuation specialist’s report date, which resulted in a purchase price of $0.00058 per share and 32,586,207 shares of MDGC common stock, which totalled $18,900. The shares have not yet been delivered and there can be no assurance that they will, as a result, the fair value of any common stock receivable from Mediag3’s common stock was disregarded.

Warrant component of purchase price
The number of shares of the Company’s common stock underlying the warrants was determined on the valuation report date based on 45% of the total number of issued and outstanding shares of CCI’s common stock on the valuation report date, subject to certain limitations which adjusted the amount of warrant shares downward on a pro rata bsis to be equal to 0.8505% of the Company’s outstanding shares, or 1,820,110 shares, exercisable for 2 years from the report date at an exercise price of $0.001 per share. The fair value of the warrants was determined to be $4,398 using a Lattice model pursuant to embedded derivative valuations.

The fair market value of the warrants to purchase 1,820,110 shares at an exercise price of $0.001 was $4,398 as of December 31, 2011. Pursuant to the terms of the agreement, the cash portion of the acquisition was valued at $18,900, resulting in a combined purchase price of $23,298. The Company recognized $418 of amortization expense on the combined value of cash and warrants, of $23,298 during the year ended December 31, 2011. The remaining $22,880 was determined to be impaired due to uncertainties in the realization of a future economic benefit from the patents, and was expensed on December 31, 2011. This acquisition established Wytec International, Inc. as a wholly-owned subsidiary of Competitive Companies, Inc. and was accounted for as an asset purchase, given that Wytec’s sole assets consisted of the patent agreements and no other operations had been conducted within Wytec International, Inc. prior to the acquisition.No goodwill was recognized in accordance with accounting for the purchase of an asset.

The Company recognized $418 of amortization expense on the combined value of cash and warrants, of $23,298 during the year ended December 31, 2011. The remaining $22,880 was determined to be impaired due to uncertainties in the realization of a future economic benefit from the patents, and was expensed on December 31, 2011.

As part of the SPA, Wytec agreed to provide Media3G with a royalty free worldwide non-exclusive, non-transferrable, non-assignable, non-sublicensable license to use its patents in perpetuity in consideration for Media3G assisting Wytec with managing past, present, and future research and development of its patents; provided, all patent enhancements, improvements, and derivatives existing on the closing date of the SPA and developed in the future will be owned by Wytec and the Seller agreed to take any and all action necessary to assign such existing and future enhancements, improvements, and derivatives to Wytec.

Note 7 – Related Party

Treasury stock
During 2011, and for the first two months of 2012, the Company’s CEObought and sold the Company’s own shares of common stock in the open market. These illegal trades were not considered arm-length transactions and the practice was terminated with the closure of the trading account in February of 2012. The trades have been recognized in treasury stock during the year ended December 31, 2011.

COMPETITIVE COMPANIES, INC.
Notes to Financial Statements

On August 15, 2011 Ray Powers resigned as President and Director. The Company has not yet appointed a replacement for Mr. Powers. Upon his resignation he was paid $2,000 as a consultant.

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

On July 1, 2010, CCI entered into an employment agreement with the Company’s President, Dr. Raymond Powers. The terms of the agreement included a fixed annual salary of $60,000, payable bi-monthly. Dr. Powers’ employment is “at will” and is terminable by either party upon notice. The employment agreement was terminated on August 15, 2011 commensurate with Mr. Powers’ resignation.

Note 8 – Fair Value of Financial Instruments

Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts payable and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments. The Company measures certain financial assets and liabilities at fair value on a recurring basis, including its derivative liabilities.

At December 31, 2011 and 2010, the Company recorded liabilities related to the variable maturity feature and the future issuance of warrants and shares in connection with its convertible debentures, and the common stock and warrants issued during the years ended December 31, 2011 and 2010 at the aggregate fair market value of $392,519 and $180,194, respectively, utilizing unobservable inputs.The change in fair market value of these liabilities is included in other income (expense) in the consolidated statements of operations.The assumptions used in the Monte-Carlo simulation used to value the derivative liabilities involve expected volatility in the Company’s common stock, estimated probabilities related to the occurrence of a future financing, and interest rates. As all the assumptions employed to measure this liability are based on management’s judgment using internal and external data, this fair value determination is classified in Level 3 of the valuation hierarchy.

COMPETITIVE COMPANIES, INC.
Notes to Financial Statements

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2011 and 2010:

	Fair Value Measurements at December 31, 2011
	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$-	$-	$392,519
	$-	$-	$392,519

	Fair Value Measurements at December 31, 2010
	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$-	$-	$180,194
	$-	$-	$180,194

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended December 31, 2011 and 2010.

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of December 31, 2011 and 2010:

Fair Value Measurements at December 31, 2011
	Level 1	Level 2	Level 3
Assets
Notes receivable	$-	$-	$-
Intangible assets, patents	-	-	-
	$-	$-	$-

Fair Value Measurements at December 31, 2010
	Level 1	Level 2	Level 3
Assets
Notes receivable	$-	$-	$-
Intangible assets, patents	-	-	-
	$-	$-	$-

Non-recurring Level 3 assets consist of Notes receivable as adjusted for a non-recurring adjustment of $18,105for the impairment due to uncertainties regarding the future economic benefit during the year ended December 31, 2011, and the unamortized portion ofintangible assets of $22,880 as adjusted on December 31, 2011 for a non-recurring impairment adjustment. Both of these assets were received pursuant to our acquisition of Wytec International, Inc. on November 8, 2011.

COMPETITIVE COMPANIES, INC.
Notes to Financial Statements

Note 9 – Notes Receivable

In September 2011, the Company paid a total of $22,315on investments in two convertible promissory notes to Mediag3, Inc. (MDGC.PK). The notes are due on demand and carry interest at 10% per annum. The principal and outstanding accrued interest is convertible into common stock of Mediag3, Inc. at a conversion price equal to one tenth of one cent ($0.001) per share. On November 10, 2011 the Company was partially repaid approximately $4,210 of principal when the proceeds were applied as a partial payment on an asset acquisition with Mediag3, Inc. in which Competitive Companies received the right to certain assets called the Wytech Assets. In accordance with ASC 310-10-35-17, we applied normal loan review procedures and determined it was probable all amounts due from our loan would not be collected due to the financial condition of the debtor. As a result, we recognized bad debts expense on the remaining balance of $18,105 during the year ended December 31, 2011.

On October 19, 2011 the Company paid $2,000to Mediag3, Inc. (MDGC.PK) in exchange for an unsecured convertible promissory note that bears interest at 10% per annum and matures on November 17, 2012. The principal is convertible into shares of common stock at the discretion of the Company at a price equal to one tenth of one cent ($0.001). On November 10, 2011 the Company was repaid in full and the proceeds were applied as a partial payment on an asset acquisition with Mediag3, Inc. in which Competitive Companies received the right to certain assets called the Wytech Assets.

On October 26, 2011 the Company paid $5,000to Mediag3, Inc. (MDGC.PK) in exchange for an unsecured convertible promissory note that bears interest at 10% per annum and matures on November 24, 2012. The principal is convertible into shares of common stock at the discretion of the Company at a price equal to one tenth of one cent ($0.001). On November 10, 2011 the Company was repaid in full and the proceeds were applied as a partial payment on an asset acquisition with Mediag3, Inc. in which Competitive Companies received the right to certain assets called the Wytech Assets.

We recognized interest income of $238 on these notes receivable during the year ended December 31, 2011.

The following depicts our note receivable activitiesduring the year ended December 31, 2011:

	December 31,	December 31,
	2011	2010

September 21, 2011, convertible note receivable due on demand, carrying interest at 10%, convertible into shares of Mediag3, Inc.’s common stock (MDGC.PK) at $0.001 per share.	$10,000	$-

September 29, 2011, convertible note receivable due on demand, carrying interest at 10%, convertible into shares of Mediag3, Inc.’s common stock (MDGC.PK) at $0.001 per share.(1)	12,315	-

October 19, 2011, convertible note receivable due on demand, carrying interest at 10%, convertible into shares of Mediag3, Inc.’s common stock (MDGC.PK) at $0.001 per share.(2)	2,000	-

October 26, 2011, convertible note receivable due on demand, carrying interest at 10%, convertible into shares of Mediag3, Inc.’s common stock (MDGC.PK) at $0.001 per share.(2)	5,000	-
Total notes receivable originated	$29,315	$-
Notes receivable applied towards purchase price of Wytech International, Inc.(1)(2)	(11,210)	-
Allowance for doubtful notes receivable due to collection uncertainties	(18,105)	-
Fair market value of notes receivable	$-	$-
(1)	Accepted partial repayment of $4,210 on note as consideration towards purchase price of Wytec International, Inc. on November 8, 2011 in lieu of cash.
(2)	Accepted complete repayment on note as consideration towards purchase price of Wytec International, Inc. on November 8, 2011 in lieu of cash.

The following is a reconciliation of our purchase of Wytec International, Inc. onNovember 8, 2011:

Acquisition
Payments

Partial application of payment of September 29, 2011, convertible note receivable in lieu of cash(1)	$4,210
Application of payment of October 19, 2011, convertible note receivable in lieu of cash(2)	2,000
Application of payment of October 26, 2011, convertible note receivable in lieu of cash(2)	5,000
Application of interest receivable on convertible notes receivable in lieu of cash	238
Cash payments	7,452
Total cash component of purchase price	$18,900
Fair value of warrants component of purchase price, 1,820,110 warrants at an exercise price of $0.001(3)(4)	4,398
Total purchase price of acquisition of Wytec International, Inc. and related patents(5)	$23,298
(1)	Accepted partial repayment of $4,210 on note as consideration towards purchase price of Wytec International, Inc. on November 8, 2011 in lieu of cash.
(2)	Accepted complete repayment on note as consideration towards purchase price of Wytec International, Inc. on November 8, 2011 in lieu of cash.
(3)	Number of warrants determined pursuant to valuation using an Income approach pursuant to the terms of the Wytec International, Inc. acquisition agreement.
(4)	Fair value determined using Lattice Model pursuant to derivative valuations.
(5)	Purchase price was subsequently impaired at December 31, 2011 due to uncertainties regarding the future economic benefit of the patents.

COMPETITIVE COMPANIES, INC.
Notes to Financial Statements

Note 10 – Property and Equipment

Property and equipment consist of the following:

	December 31,
	2011	2010

Telecommunication equipment and computers	$4,611	$4,611
Furniture and fixtures	9,150	9,150
	13,761	13,761
Less accumulated depreciation	(8,110)	(5,358)
	$5,651	$8,403

Depreciation expense totaled $2,752 and $13,387 for 2010 and 2010, respectively. The Company disposed of $-0- and $16,448of fixed assets that were no longer in service during 2011 and 2010, respectively. A loss of $-0- and $-0- resulted from the disposal as of December 31, 2011 and 2010, respectively.

Note 11 – Intangible Assets

On November 8, 2011, we acquired five patents pursuant to a stock purchase agreement in exchange for cash and warrants (Wytec International, Inc. acquisition”). The fair market value of the patents acquired via the Wytec International, Inc. acquisition was determined to be $189,000 using the Income approach based on management’s projections of future cash flows. The fair value of the patents was then used, pursuant to the terms of the acquisition agreement, to determine the two components of the purchase price (cash and warrant components).

Cash component of purchase price
The cash portion of the acquisition was valued at $18,900 based on the Buyer’s Investment Commitment Amount using the fair value of the patents as obtained by a qualified independent valuation specialist. As the fair value of the patents was determined to be less than $10 million, the number of MediaG3 Shares (“MDGC”) which the Company was obligated to purchase was determined by dividing $1 million by 90%of the average closing last sale price of Mediag3, Inc.’s common stock on the five trading days immediately prior to the valuation specialist’s report date, which resulted in a purchase price of $0.00058 per share and 32,586,207 shares of MDGC common stock, which totalled$18,900. The shares have not yet been delivered and there can be no assurance that they will, as a result, the fair value of any common stock receivable from Mediag3’s common stock was disregarded.

Warrant component of purchase price
The number of shares of the Company’s common stock underlying the warrants was determined on the valuation report date based on 45% of the total number of issued and outstanding shares of CCI’s common stock on the valuation report date, subject to certain limitations which adjusted the amount of warrant shares downward on a pro rata bsis to be equal to 0.8505% of the Company’s outstanding shares, or 1,820,110 shares, exercisable for 2 years from the report date at an exercise price of $0.001 per share. The fair value of the warrants was determined to be $4,398 using a Lattice model pursuant to embedded derivative valuations.

The fair market value of the warrants to purchase 1,820,110 shares at an exercise price of $0.001 was $4,398 as of December 31, 2011. Pursuant to the terms of the agreement, the cash portion of the acquisition was valued at $18,900, resulting in a combined purchase price of $23,298. The Company recognized $418 of amortization expense on the combined value of cash and warrants, of $23,298 during the year ended December 31, 2011. The remaining $22,880 was determined to be impaired due to uncertainties in the realization of a future economic benefit from the patents, and was expensed on December 31, 2011.

As of December 31, 2011, the Company has the following amounts related to intangible assets:

	Balance at				Balance at
	December 31				December 31.
	2010	Additions	Amortization	Impairments	2011

Patents	$-	$23,298	$(418)	$(22,880)	$-

During the year ended December 31, 2011, the Company recorded amortization expense related to purchased intangibles of $418, which is included in Depreciation & amortization in the Consolidated Statement of Operations.

COMPETITIVE COMPANIES, INC.
Notes to Financial Statements

No significant residual value is estimated for these intangible assets. Aggregate amortization expense for the years ended December 31, 2011, and December 31, 2010, totaled $418 and $-0-, respectively. There is no estimated amortization of intangible assets for the five succeeding years pursuant to the recognition of impairment on December 31, 2011.

The following is a reconciliation of our purchase of Wytec International, Inc. onNovember 8, 2011:

Acquisition
Payments

Partial application of payment of September 29, 2011, convertible note receivable in lieu of cash(1)	$4,210
Application of payment of October 19, 2011, convertible note receivable in lieu of cash(2)	2,000
Application of payment of October 26, 2011, convertible note receivable in lieu of cash(2)	5,000
Application of interest receivable on convertible notes receivable in lieu of cash	238
Cash payments	7,452
Total cash component of purchase price	$18,900
Fair value of warrants component of purchase price, 1,820,110 warrants at an exercise price of $0.001(3)(4)	4,398
Total purchase price of acquisition of Wytec International, Inc. and related patents(5)	$23,298
(1)	Accepted partial repayment of $4,210 on note as consideration towards purchase price of Wytec International, Inc. on November 8, 2011 in lieu of cash.
(2)	Accepted complete repayment on note as consideration towards purchase price of Wytec International, Inc. on November 8, 2011 in lieu of cash.
(3)	Number of warrants determined pursuant to valuation using an Income approach pursuant to the terms of the Wytec International, Inc. acquisition agreement.
(4)	Fair value determined using Lattice Model pursuant to derivative valuations.
(5)	Purchase price was subsequently impaired at December 31, 2011 due to uncertainties regarding the future economic benefit of the patents.

Note 12– Notes Payable

Notes payable consists of the following at December 31, 2011and 2010, respectively:

	December 31,	December 31,
	2011	2010

Unsecured promissory note carries an 8% interest rate, matured on March 2, 2010. Currently in default.	$30,000	$30,000

Unsecured promissory note carries an 8% interest rate, matured on June 15, 2009. Currently in default.	10,000	10,000

Unsecured promissory note carries an 8% interest rate, matured on June 15, 2009. Currently in default.	10,000	10,000

Unsecured note payable in default to a stockholder, with interest at 8%, and monthly principal and interest payments of $683, matured on February 23, 2011. Currently in default.	17,006	17,006
Total notes payable	67,006	67,006
Less: current portion	67,006	67,006
Notes payable, less current portion	$-	$-

The Company recorded interest expense on short term debt in the amount of $5,412 and $5,406 for the years ended December 31, 2011 and 2010 respectively.

COMPETITIVE COMPANIES, INC.
Notes to Financial Statements

Note 13– Convertible Debentures

Convertible debentures consist of the following at December 31, 2011 and 2010, respectively:

	December 31,	December 31,
	2011	2010

Unsecured convertible promissory note carries an 8.75% interest rate, matured on July 16, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.06 per share, whichever is greater. Currently in default.	$50,000	$50,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on December 26, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	10,000	10,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on December 15, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	10,000	10,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on December 15, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	5,000	5,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on May 11, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	10,000	10,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on April 30, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	5,000	5,000

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
-	55,000

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
-	-

Unsecured convertible promissory note carries a 12.5% interest rate, matured on July 2, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. Currently in default.In addition, detachable warrants to purchase 25,000 shares of common stock were granted at a strike price of $0.0129 per share, exercisable over a 2 year period from the grant date. Currently in default.
2,500	-

Unsecured convertible promissory note carries a 12.5% interest rate, matured on July 3, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. Currently in default. In addition, detachable warrants to purchase 1,500,000 shares of common stock were granted at a strike price of $0.0125 per share, exercisable over a 2 year period from the grant date. Currently in default.
10,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matured on July 9, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. Currently in default. In addition, detachable warrants to purchase 100,000 shares of common stock were granted at a strike price of $0.0120 per share, exercisable over a 2 year period from the grant date. Currently in default.
10,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matured on July 19, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. Currently in default. In addition, detachable warrants to purchase 1,000,000 shares of common stock were granted at a strike price of $0.0115 per share, exercisable over a 2 year period from the grant date. Currently in default.
10,000	-

COMPETITIVE COMPANIES, INC.
Notes to Financial Statements

Unsecured convertible promissory note carries a 12.5% interest rate, matured on September 4, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. Currently in default.In addition, detachable warrants to purchase 10,000 shares of common stock were granted at a strike price of $0.0092 per share, exercisable over a 2 year period from the grant date. Currently in default.
	1,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matured on September 17, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. Currently in default. In addition, detachable warrants to purchase 100,000 shares of common stock were granted at a strike price of $0.0095 per share, exercisable over a 2 year period from the grant date. Currently in default.
	10,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matured on September 24, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. Currently in default. In addition, detachable warrants to purchase 50,000 shares of common stock were granted at a strike price of $0.0120 per share, exercisable over a 2 year period from the grant date. Currently in default.
	5,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matured on September 26, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. Currently in default.In addition, detachable warrants to purchase 30,000 shares of common stock were granted at a strike price of $0.0120 per share, exercisable over a 2 year period from the grant date. Currently in default.
	3,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matured on September 28, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. Currently in default.In addition, detachable warrants to purchase 1,000,000 shares of common stock were granted at a strike price of $0.0115 per share, exercisable over a 2 year period from the grant date. Currently in default.
	10,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matured on October 12, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. Currently in default.In addition, detachable warrants to purchase 250,000 shares of common stock were granted at a strike price of $0.0080 per share, exercisable over a 2 year period from the grant date. Currently in default.
	2,500	-

Unsecured convertible promissory note carries an 8% interest rate, matures on February 5, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to thirty seven percent (37%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.0001 per share, whichever is greater.The debt and accrued interest has been converted into common stock in full as of the end of this period.	-	-

COMPETITIVE COMPANIES, INC.
Notes to Financial Statements

Unsecured convertible promissory note carries a 12.5% interest rate, matured on November 13, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. Currently in default.In addition, detachable warrants to purchase 50,000 shares of common stock were granted at a strike price of $0.0060 per share, exercisable over a 2 year period from the grant date. Currently in default.
5,000	-

Unsecured convertible promissory note in the amount of $5,000, carried a 12.5% interest rate, with a December 4, 2011 maturity date. The principal was convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever was greater. In addition, detachable warrants to purchase 50,000 shares of common stock were granted at a strike price of $0.0050 per share, exercisable over a 2 year period from the grant date. The outstanding debt of $5,110, including $110 of accrued interest, was converted on August 8, 2011 pursuant to the terms of the note, in exchange for a subscription payable of $5,110. The subscription payable was subsequently satisfied in exchange for 690,019 shares of common stock on November 11, 2011.
-	-

Unsecured convertible promissory note in the amount of $2,500, carried a 12.5% interest rate, with a December 12, 2011 maturity date. The principal was convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever was greater. In addition, detachable warrants to purchase 25,000 shares of common stock were granted at a strike price of $0.0080 per share, exercisable over a 2 year period from the grant date. The outstanding debt of $2,558, including $58 of accrued interest, was converted on August 22, 2011 pursuant to the terms of the note, in exchange for a subscription payable of $2,558. The subscription payable was subsequently satisfied in exchange for 381,881 shares of common stock on November 11, 2011.
-	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on December 12, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.In addition, detachable warrants to purchase 25,000 shares of common stock were granted at a strike price of $0.0080 per share, exercisable over a 2 year period from the grant date. Currently in default.
2,500	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on December 12, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.In addition, detachable warrants to purchase 25,000 shares of common stock were granted at a strike price of $0.0080 per share, exercisable over a 2 year period from the grant date. Currently in default.
2,500	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on December 13, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.In addition, detachable warrants to purchase 25,000 shares of common stock were granted at a strike price of $0.0085 per share, exercisable over a 2 year period from the grant date. Currently in default.
2,500	-

COMPETITIVE COMPANIES, INC.
Notes to Financial Statements

Unsecured convertible promissory note carries a 12.5% interest rate, matures on December 13, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.In addition, detachable warrants to purchase 30,000 shares of common stock were granted at a strike price of $0.0085 per share, exercisable over a 2 year period from the grant date. Currently in default.
3,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on December 13, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.In addition, detachable warrants to purchase 25,000 shares of common stock were granted at a strike price of $0.0085 per share, exercisable over a 2 year period from the grant date. Currently in default.
2,500	-

Unsecured convertible promissory note carries a12.5% interest rate, matures on December 14, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.In addition, detachable warrants to purchase 25,000 shares of common stock were granted at a strike price of $0.0082 per share, exercisable over a 2 year period from the grant date. Currently in default.
2,500	-

Unsecured convertible promissory note in the amount of $5,000, carried a 12.5% interest rate, with a December 21, 2011 maturity date. The principal was convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever was greater. In addition, detachable warrants to purchase 50,000 shares of common stock were granted at a strike price of $0.0061 per share, exercisable over a 2 year period from the grant date. The outstanding debt of $5,104, including $104 of accrued interest, was converted on August 24, 2011 pursuant to the terms of the note, in exchange for a subscription payable of $5,104. The subscription payable was subsequently satisfied in exchange for 601,869 shares of common stock on November 11, 2011.
-	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on December 25, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.In addition, detachable warrants to purchase 25,000 shares of common stock were granted at a strike price of $0.0061 per share, exercisable over a 2 year period from the grant date. Currently in default.
2,500	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on December 26, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.In addition, detachable warrants to purchase 50,000 shares of common stock were granted at a strike price of $0.0061 per share, exercisable over a 2 year period from the grant date. Currently in default.
5,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on December 28, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.In addition, detachable warrants to purchase 50,000 shares of common stock were granted at a strike price of $0.0078 per share, exercisable over a 2 year period from the grant date. Currently in default.
5,000	-

COMPETITIVE COMPANIES, INC.
Notes to Financial Statements

Unsecured convertible promissory note carries a12.5% interest rate, matures on January 1, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.In addition, detachable warrants to purchase 50,000 shares of common stock were granted at a strike price of $0.0098 per share, exercisable over a 2 year period from the grant date. Currently in default.
	5,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on January 3, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.In addition, detachable warrants to purchase 25,000 shares of common stock were granted at a strike price of $0.0095 per share, exercisable over a 2 year period from the grant date. Currently in default.
	2,500	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on January 4, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (80%) of the average closing price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.In addition, detachable warrants to purchase 25,000 shares of common stock were granted at a strike price of $0.0095 per share, exercisable over a 2 year period from the grant date. Currently in default.
	2,500	-

Unsecured convertible promissory note in the amount of $3,000, carried a 12.5% interest rate, with a January 26, 2012 maturity date. The principal was convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever was greater. In addition, detachable warrants to purchase 30,000 shares of common stock were granted at a strike price of $0.0038 per share, exercisable over a 2 year period from the grant date. The outstanding debt of $3,004, including $4 of accrued interest, was converted on September 6, 2011 pursuant to the terms of the note, in exchange for a subscription payable of $3,004. The subscription payable was subsequently satisfied in exchange for 424,729 shares of common stock on November 11, 2011.
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

Unsecured convertible promissory note carries a 12.5% interest rate, matures on February 7, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.In addition, detachable warrants to purchase 25,000 shares of common stock were granted at a strike price of $0.0030 per share, exercisable over a 2 year period from the grant date. Currently in default.

	2,500	-

Unsecured convertible promissory note in the amount of $10,000, carried a 12.5% interest rate, with a February 7, 2011 maturity date. The principal was convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever was greater. In addition, detachable warrants to purchase 1,000,000 shares of common stock were granted at a strike price of $0.0030 per share, exercisable over a 2 year period from the grant date. The outstanding debt of $10,072, including $72 of accrued interest, was converted on September 1, 2011 pursuant to the terms of the note, in exchange for a subscription payable of $10,072. The subscription payable was subsequently satisfied in exchange for 2,438,131 shares of common stock on November 11, 2011.
	-	-

COMPETITIVE COMPANIES, INC.
Notes to Financial Statements

Unsecured convertible promissory note in the amount of $2,500, carried a 12.5% interest rate, with a February 7, 2011 maturity date. The principal was convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever was greater. In addition, detachable warrants to purchase 25,000 shares of common stock were granted at a strike price of $0.0030 per share, exercisable over a 2 year period from the grant date. The outstanding debt of $2,519, including $19 of accrued interest, was converted on September 2, 2011 pursuant to the terms of the note, in exchange for a subscription payable of $2,519. The subscription payable was subsequently satisfied in exchange for 568,844 shares of common stock on November 11, 2011.
-	-

Unsecured convertible promissory note in the amount of $5,000, carried a 12.5% interest rate, with a February 12, 2011 maturity date. The principal was convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever was greater. In addition, detachable warrants to purchase 50,000 shares of common stock were granted at a strike price of $0.0030 per share, exercisable over a 2 year period from the grant date. The outstanding debt of $5,034, including $34 of accrued interest, was converted on September 6, 2011 pursuant to the terms of the note, in exchange for a subscription payable of $5,034. The subscription payable was subsequently satisfied in exchange for 869,034 shares of common stock on November 11, 2011.
-	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on February 13, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (80%) of the average closing price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.In addition, detachable warrants to purchase 100,000 shares of common stock were granted at a strike price of $0.0030 per share, exercisable over a 2 year period from the grant date. Currently in default.
10,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on February 28, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (80%) of the average closing price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.In addition, detachable warrants to purchase 100,000 shares of common stock were granted at a strike price of $0.0062 per share, exercisable over a 2 year period from the grant date. Currently in default.
10,000	-

Unsecured convertible promissory note in the amount of $3,000, carried a 12.5% interest rate, with a February 29, 2012 maturity date. The principal was convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever was greater. In addition, detachable warrants to purchase 30,000 shares of common stock were granted at a strike price of $0.0180 per share, exercisable over a 2 year period from the grant date. The outstanding debt of $3,082, including $82 of accrued interest, was converted on September 2, 2011 pursuant to the terms of the note, in exchange for a subscription payable of $3,082. The subscription payable was subsequently satisfied in exchange for 432,689 shares of common stock on November 11, 2011.
-	-

COMPETITIVE COMPANIES, INC.
Notes to Financial Statements

Unsecured convertible promissory note carries a 12.5% interest rate, matures on February 29, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.In addition, detachable warrants to purchase 25,000 shares of common stock were granted at a strike price of $0.0180 per share, exercisable over a 2 year period from the grant date. Currently in default.
	2,500	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on March 4, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.In addition, detachable warrants to purchase 50,000 shares of common stock were granted at a strike price of $0.0210 per share, exercisable over a 2 year period from the grant date. Currently in default.
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

Unsecured convertible promissory note carries a 12.5% interest rate, matures on April 3, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. In addition, detachable warrants to purchase 50,000 shares of common stock were granted at a strike price of $0.0095 per share, exercisable over a 2 year period from the grant date. Currently in default.
	5,000	-

Unsecured convertible promissory note carries an 8% interest rate, matures on July 20, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (37%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.0001 per share, whichever is greater.	42,500	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on April 30, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. In addition, detachable warrants to purchase 60,000 shares of common stock were granted at a strike price of $0.0175 per share, exercisable over a 2 year period from the grant date.
	6,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on May 5, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. In addition, detachable warrants to purchase 100,000 shares of common stock were granted at a strike price of $0.0175 per share, exercisable over a 2 year period from the grant date.
	10,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on May 27, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. In addition, detachable warrants to purchase 25,000 shares of common stock were granted at a strike price of $0.0124 per share, exercisable over a 2 year period from the grant date.
	2,500	-

COMPETITIVE COMPANIES, INC.
Notes to Financial Statements

Unsecured convertible promissory note carries a 12.5% interest rate, matures on June 6, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	5,500	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on June 11, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (65%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. In addition, detachable warrants to purchase 5,200,000 shares of common stock were granted at a strike price of $0.0079 per share, exercisable over a 2 year period from the grant date.
	130,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on June 12, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (65%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. In addition, detachable warrants to purchase 2,000,000 shares of common stock were granted at a strike price of $0.0076 per share, exercisable over a 2 year period from the grant date.
	50,000	-

Unsecured convertible promissory note carries an 8% interest rate, matures on October 30, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty three percent (53%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.0001 per share, whichever is greater.	50,000	-

Total convertible debentures	583,500	187,000
Less: debt discounts	(174,264)	(86,084)
Total convertible debentures, net of discounts	409,236	100,916

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded a discount of $263,543 and $167,297 for the variable conversion feature and warrants issued in the years ended December 31, 2011 and 2010, respectively. The discounts will be amortized to interest expense over the term of the Notes using the effective interest method. The Company recorded $175,363 and $81,213 of interest expense pursuant to the amortization of the note discounts during the years ended December 31, 2011 and 2010, respectively.

In accordance with ASC 815-15, the Company determined that the variable conversion feature and the warrants and shares to be issued represented embedded derivative features, and these are shown as derivative liabilities on the balance sheet.The Company calculated the fair value of the compound embedded derivatives associated with the convertible debentures utilizing a lattice model.

The following presents components of interest expense by instrument type at December 31, 2011 and 2010, respectively:

	December 31,	December 31,
	2011	2010

Notes payable	$5,412	$5,406
Convertible debentures	30,266	12,928
Amortization of debt discounts	175,363	81,213
Vendor finance charges, accounts payable	1,496	28,569
	$212,537	$128,116

COMPETITIVE COMPANIES, INC.
Notes to Financial Statements

Note 14– Derivative Liabilities

As discussed in Note 12 under Convertible Debentures, the Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock.The number of shares of common stock to be issued is based on the future price of the Company’s common stock.As of December 31, 2011, the number of shares of common stock issuable upon conversion of promissory notes and warrants exceeds the company’s maximum number of authorized common shares.Due to the fact that the number of shares of common stock issuable exceeds the company’s authorized share limit, the equity environment is tainted and all additional convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date.

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $392,519 and $180,194 at December 31, 2011 and 2010, respectively. The change in fair value of the derivative liabilities for the year ended December 31, 2011 resulted in a loss of $270,514, and for the year ended December 31, 2010 resulted in a loss of $77,075, which were reported as other income/(expense) in the consolidated statements of operations.

The following presents the derivative liability value by instrument type at December 31, 2011 and 2010, respectively:

	December 31,	December 31,
	2011	2010

Convertible debentures	$301,446	$180,194
Common stock warrants	91,073	-
	$392,519	$180,194

The following is a summary of changes in the fair market value of the derivative liability during the years ended December 31, 2011 and 2010, respectively:

Derivative
Liability
Total

Balance, December 31, 2009	$-
Increase in derivative value due to issuances of convertible promissory notes and warrants	167,297
Promissory notes converted during the period	(64,178)
Change in fair market value of derivative liabilities	77,075

Balance, December 31, 2010	$180,194
Increase in derivative value due to issuances of convertible promissory notes and warrants	267,941
Promissory notes converted during the period	(326,130)
Change in fair market value of derivative liabilities	(270,514)

Balance, December 31, 2011	$392,519

Key inputs and assumptions used to value the convertible debentures and warrants issued during the year ended December 31, 2011 and December 31, 2010:

•	Stock prices on all measurement dates were based on the fair market value and would fluctuate with projected volatility.
•	The warrant exercise prices ranged from $0.001 to $0.0210.
•	The holders of the securities would convert monthly to the ownership limit starting at 4.99% increasing by 10% per month.
•	The holders would automatically convert the note at the maximum of 3 times the conversion price if the Company was not in default.
•	The monthly trading volume would reflect historical averages and would increase at 1% per month.
•	The Company would redeem the notes based on availability of alternative financing, increasing 2% monthly to a maximum of 10%.
•	The holder would automatically convert the note at maturity if the registration was effective and the Company was not in default.
•	The computed volatility was projected based on historical volatility.

COMPETITIVE COMPANIES, INC.
Notes to Financial Statements

Note 15– Stockholders’ Equity

The Company has 500,000,000 authorized shares of common stock and 100,000,000 authorized shares of preferred stock.

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

Common Stock Issuances (2011)
On January 10, 2011, CCI issued 2,812,500 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $18,000, which consisted of $17,000 of principal and $1,000 of accrued interest. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On March 15, 2011, CCI issued 3,243,243 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $12,000, which consisted of $12,000 of principal.The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

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

On May 27, 2011, the Company issued a total of 450,000 shares of restricted common stock amongst threeemployees for services rendered. The total fair value of the common stock was $2,700 based on the closing price of the Company’s common stock on the date of grant.

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

On August 8, 2011, a note holder converted $5,110 of outstanding debt, consisting of $5,000 of principal and $110 of accrued interest pursuant to the terms of a convertible debenture in exchange for 690,019 shares of common stock. The common stock was subsequently issued on November 11, 2011. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On August 22, 2011, CCI issued 7,000,000 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $7,000, which consisted of $7,000 of principal. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On August 22, 2011, a note holder converted $2,582 of outstanding debt, consisting of $2,500 of principal and $58 of accrued interest pursuant to the terms of a convertible debenture in exchange for 381,881 shares of common stock. The common stock was subsequently issued on November 11, 2011 with the issuance of 381,881 shares of common stock. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

COMPETITIVE COMPANIES, INC.
Notes to Financial Statements

On August 24, 2011, a note holder converted $5,104 of outstanding debt, consisting of $5,000 of principal and $104 of accrued interest pursuant to the terms of a convertible debenture in exchange for 601,869 shares of common stock. The common stock was subsequently issued on November 11, 2011 with the issuance of 601,869 shares of common stock. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On August 29, 2011, CCI issued 3,181,818 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $3,500, which consisted of $3,500 of principal. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On August 30, 2011, a note holder converted $3,032 of outstanding debt, consisting of $3,000 of principal and $32 of accrued interest pursuant to the terms of a convertible debenture in exchange for 432,689 shares of common stock. The common stock was subsequently issued on November 11, 2011 with the issuance of 432,689 shares of common stock. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On September 1, 2011, a note holder converted $10,072 of outstanding debt, consisting of $10,000 of principal and $72 of accrued interest pursuant to the terms of a convertible debenture in exchange for 2,438,131 shares of common stock. The common stock was subsequently issued on November 11, 2011 with the issuance of 2,438,131 shares of common stock. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On September 2, 2011, a note holder converted $2,519 of outstanding debt, consisting of $2,500 of principal and $19 of accrued interest pursuant to the terms of a convertible debenture in exchange for 568,844 shares of common stock. The common stock was subsequently issued on November 11, 2011 with the issuance of 568,844 shares of common stock. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On September 2, 2011, CCI issued 5,454,545 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $6,000, which consisted of $6,000 of principal. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On September 6, 2011, a note holder converted $5,034 of outstanding debt, consisting of $5,000 of principal and $34 of accrued interest pursuant to the terms of a convertible debenture in exchange for 869,924 shares of common stock. The common stock was subsequently issued on November 11, 2011 with the issuance of 869,924 shares of common stock. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On September 6, 2011, a note holder converted $3,004 of outstanding debt, consisting of $3,000 of principal and $4 of accrued interest pursuant to the terms of a convertible debenture in exchange for 424,769 shares of common stock. The common stock was subsequently issued on November 11, 2011 with the issuance of 424,769 shares of common stock. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On September 6, 2011, CCI issued 1,538,462 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $2,000, which consisted of $2,000 of principal. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On October 17, 2011, CCI issued 3,125,000 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $10,000, which consisted of $10,000 of principal. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On November 7, CCI issued 500,000 shares of its $.001 par value common stock to David Hewitt in exchange for his services as a member of our Board of Directors.  The shares were valued at $8,750 based on the fair market value on the date of grant.

On November 11, 2011, CCI issued 200,000 shares of its $.001 par value common stock pursuant to a subscription payable related to the previous rescission of the VVI acquisition.  The shares were valued at $2,000 based on the fair market value on the date of grant.

On November 11, 2011, The Company issued a total of 6,408,086 shares of common stock in satisfaction of total subscriptions payable of $36,433amongst a total of eight debt holders that elected to convert their outstanding convertible notes payable during the three months ended September 30, 2011.

COMPETITIVE COMPANIES, INC.
Notes to Financial Statements

On November 28, 2011, CCI issued 4,518,519 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $12,200, which consisted of $10,000 of principal and $2,200 of accrued interest. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On November 30, 2011, CCI issued 3,703,704 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $10,000, which consisted of $10,000 of principal. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On December 2, 2011, CCI issued 5,925,926 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $16,000, which consisted of $15,000 of principal and $1,000 of accrued interest. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On December 12, 2011, CCI issued 5,357,143 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $15,000, which consisted of $15,000 of principal. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On December 21, 2011, CCI issued 7,925,926 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $21,400, which consisted of $20,000 of principal and $1,400 of accrued interest. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

Common Stock Issuances (2010)
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

COMPETITIVE COMPANIES, INC.
Notes to Financial Statements

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

COMPETITIVE COMPANIES, INC.
Notes to Financial Statements

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

On October 21, 2010 the Company issued 1,071,500 shares of restricted common stock to a company for public relation services provided. The total fair value of the common stock was $21,430 based on the closing price of the Company’s common stock on the date of grant.

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

On December 31, 2010, CCI issued 810,811 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $6,000.

On December 31, 2010, CCI granted 200,000 shares of its $0.001 par value common stock as compensation for the rescission of an acquisition agreement entered into on January 12, 2010. The shares have not been issued as of the date of this report and are recorded as a subscription payable in the amount of $2,000 based on the closing price of the Company’s common stock on the date of grant.

Subscriptions Payable
On October 21, 2011, a consultant was granted 510,000 shares of common stock in exchange for referral services provided. The total fair value of the common stock was $6,120 based on the closing price of the Company’s common stock on the date of grant. The common stock was subsequently issued on January 7, 2012 and was presented as a subscription payable as of December 31, 2011.

On December 20, 2011, our attorney was granted 1,600,000 shares of common stock in exchange for legal services provided. The total fair value of the common stock was $13,920 based on the closing price of the Company’s common stock on the date of grant. The common stock was subsequently issued on January 2, 2012 and was presented as a subscription payable as of December 31, 2011.

Note 16– Treasury Stock

During the year ended December 31, 2011, the Company repurchased a total of 2,570,000 shares of common stock, at an aggregate cost of $21,014, of this amount, 2,020,000 shares with a cost value of $15,624 were held in treasury at December 31, 2011, and 1,800,000 shares totaling $14,580 was repurchased by a shareholder, but not yet delivered. The shares were subsequently delivered to the shareholder on February 23, 2012, as such, the $14,580 is presented within subscriptions payable on December 31, 2011.

During the year ended December 31, 2011, the Company sold a total of 550,000 shares of common stock previously held in treasury for a total of $5,500. The aggregatesales price of the treasury shares sold exceeded the aggregate purchase price by $80 and has been charged to “Additional paid-in capital”.

The Company did not follow the proper rules and regulations to trade its own securities. When the impropriety was discovered the Company liquidated its holdings, accounted for as treasury stock, and closed its brokerage account that was used to conduct the trades.

COMPETITIVE COMPANIES, INC.
Notes to Financial Statements

Note 17– Common Stock Options

Common Stock Options Granted
On December 31, 2010 the Company issued options to purchase 2,000,000 shares of common stock as part of the rescission agreement which rescinded the January 12, 2010 acquisition of Voice Vision, Inc. The options are exercisable until December 31, 2012 at an exercise price of $0.07 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 317% and a call option value of $0.0074, was $14,745.

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

On December 15, 2005, the Company granted employees and directors options to purchase 6,672,000 shares of common stock exercisable at $0.10 with a ten-year life.Because the Company stock was not trading at the grant date, and the Company issued all shares at $0.10 in 2005, which was equal to the exercise price. The Company granted -0- and 2,000,000 options during the years ended December 31, 2011and2010, respectively.

Common Stock Options Cancelled
No options were cancelled during the years ended December 31, 2011 and 2010.

Common Stock Options Expired
No options expired during the years ended December 31, 2011 and 2010.

Common Stock Options Exercised
No options were exercised during the years ended December 31, 2011 and 2010.

The following is a summary of information about the Common Stock Options outstanding at December 31, 2011.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.07 - $0.10	8,672,000	3.28 years	$0.09	8,672,000	$0.09

COMPETITIVE COMPANIES, INC.
Notes to Financial Statements

The following is a summary of activity of outstanding stock options under the 2005 Stock Option Plan:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance, December 31, 2009	6,672,000	$0.10
Options expired	-	-
Options cancelled	-	-
Options granted	2,000,000	0.07
Options exercised	-	-

Balance, December 31, 2010	8,672,000	$0.09
Options expired	-	-
Options cancelled	-	-
Options granted	-	-
Options exercised	-	-

Balance, December 31, 2011	8,672,000	$0.09

Exercisable, December 31, 2011	8,672,000	$0.09

Note 18– Common Stock Warrants

Common Stock Warrants Granted (2011)
During the three month period ended March 31, 2011, the Company sold a total of $51,500 of unsecured convertible promissory notes carrying a 12.5% interest rate, maturing on various dates between July 2, 2011 and September 26, 2011, along with detachable warrants to purchase a total of 2,815,000 shares of common stock were granted at various strike prices between $0.0092 per share and $0.0129 per share, exercisable over a 2 year period from the grant date, amongst eight different investors. The value of these warrants was included in the derivative valuation at the date of issuance.

During the three month period ended June 30, 2011, the Company sold a total of $53,000 of unsecured convertible promissory notes carrying a 12.5% interest rate, maturing on various dates between September 28, 2011 and December 26, 2011, along with detachable warrants to purchase a total of 1,655,000 shares of common stock were granted at various strike prices between $0.0050 per share and $0.0115 per share, exercisable over a 2 year period from the grant date, amongst eight different investors. The value of these warrants were included in the derivative valuation at the date of issuance.

During the three month period ended September 30, 2011, the Company sold a total of $68,500 of unsecured convertible promissory notes carrying a 12.5% interest rate, maturing on various dates between December 28, 2011 and March 4, 2012, along with detachable warrants to purchase a total of 1,585,000 shares of common stock were granted at various strike prices between $0.0030 per share and $0.0210 per share, exercisable over a 2 year period from the grant date, amongst eight different investors. The value of these warrants were included in the derivative valuation at the date of issuance.

During the three month period ended December 31, 2011, the Company sold a total of $203,500 of unsecured convertible promissory notes carrying a 12.5% interest rate, maturing on various dates between April 3, 2012 and June 12, 2012, along with detachable warrants to purchase a total of 7,435,000 shares of common stock were granted at various strike prices between $0.0076 per share and $0.0175 per share, exercisable over a 2 year period from the grant date, amongst eight different investors. The value of these warrants were included in the derivative valuation at the date of issuance.

Pursuant to the acquisition of Wytec International, Inc., the Company granted a total of 1,820,110 warrants to purchase the Company’s common stock, exercisable until April 9, 2014 at a strike price of $0.001 per share. The fair market value of the common stock was $4,398 using a lattice model as included in our embedded derivative valuation analysis.

Common Stock Warrants Granted (2010)
No warrants were granted during the year ended December 31, 2010.

Common Stock Warrants Cancelled
No warrants were cancelled during the years ended December 31, 2011 and 2010.

Common Stock Warrants Expired
No warrants expired during the years ended December 31, 2011 and 2010.

Common Stock Warrants Exercised
No warrants were exercised during the years ended December 31, 2011 and 2010.

COMPETITIVE COMPANIES, INC.
Notes to Financial Statements

The following is a summary of information about the Common Stock Warrants outstanding at December 31, 2011.

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.0010 - $0.0210	27,310,110	1.82 years	$0.0088	27,310,110	$0.0088

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock during the year ended December 31, 2011 was approximately $0.0088 per warrant.

The following is a summary of activity of outstanding common stock warrants:

Weighted
Average
	Number	Exercise
	of Shares	Price

Balance, December 31, 2009	-	$-
Warrants expired	-	-
Warrants cancelled	-	-
Warrants granted	-	-
Warrants exercised	-	-

Balance, December 31, 2010	-	$-
Warrants expired	-	-
Warrants cancelled	-	-
Warrants granted	27,310,110	0.0088
Warrants exercised	-	-

Balance, December 31, 2011	27,310,110	$0.0088

Exercisable, December 31, 2011	27,310,110	$0.0088

Note 19– Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended December 31, 2011 and 2010, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2011, the Company had approximately $6,315,000 of federal and state net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

The components of the Company’s deferred tax asset are as follows:

	December 31,	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carry forwards	$2,210,250	$2,093,950
Total deferred tax assets	2,210,250	2,093,950

Net deferred tax assets before valuation allowance	2,210,250	2,093,950
Less: Valuation allowance	(2,210,250)	(2,093,950)
Net deferred tax assets	$-	$-

COMPETITIVE COMPANIES, INC.
Notes to Financial Statements

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2011 and 2010.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	December 31,	December 31,
	2011	2010

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 20 – Commitments and Contingencies

The Company leases its office space in San Antonio, Texas. The Company is in default under this lease agreement. As a result, the lessors have the right to evict the Company if they do not submit payment on the lease payments required under the lease agreements. Because the lease payments have since been made and are expected to be made in a timely manner, the Company does not expect that the lessors will assert this right under these lease agreements, and all unpaid lease payments are fully accrued for in accounts payable.

Note 21– Subsequent Events

Convertible Debentures and Warrants
Unsecured convertible promissory note, signed on January 17, 2012, in the amount of $2,500 carries a 12.5% interest rate, matures on October 13, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.In addition, detachable warrants to purchase 25,000 shares of common stock were granted at a strike price equal to 80% of the average closing price of the Company’s Common Stock as quoted on the OTC Bulletin Board or other primary public securities trading market on which such Common Stock is then traded for the ten (10) trading days immediately preceding the date of the exercise of the Warrant, but not less than $0.01 per share, exercisable over a 2 year period from the grant date. The proceeds received were allocated between the debt and warrants on a relative fair value basis.

Unsecured convertible promissory note, signed on January 17, 2012, in the amount of $25,000carries a 12.5% interest rate, matures on October 13, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. In addition, detachable warrants to purchase 250,000 shares of common stock were granted at a strike price equal to 80% of the average closing price of the Company’s Common Stock as quoted on the OTC Bulletin Board or other primary public securities trading market on which such Common Stock is then traded for the ten (10) trading days immediately preceding the date of the exercise of the Warrant, but not less than $0.01 per share, exercisable over a 2 year period from the grant date. The proceeds received were allocated between the debt and warrants on a relative fair value basis.

Unsecured convertible promissory note, signed on January 18, 2012, in the amount of $5,000 carries a 12.5% interest rate, matures on October 14, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.In addition, detachable warrants to purchase 50,000 shares of common stock were granted at a strike price equal to 80% of the average closing price of the Company’s Common Stock as quoted on the OTC Bulletin Board or other primary public securities trading market on which such Common Stock is then traded for the ten (10) trading days immediately preceding the date of the exercise of the Warrant, but not less than $0.01 per share, exercisable over a 2 year period from the grant date. The proceeds received were allocated between the debt and warrants on a relative fair value basis.

Unsecured convertible promissory note, signed on January 24, 2012, in the amount of $2,500 carries a 12.5% interest rate, matures on October 20, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.In addition, detachable warrants to purchase 25,000 shares of common stock were granted at a strike price equal to 80% of the average closing price of the Company’s Common Stock as quoted on the OTC Bulletin Board or other primary public securities trading market on which such Common Stock is then traded for the ten (10) trading days immediately preceding the date of the exercise of the Warrant, but not less than $0.01 per share, exercisable over a 2 year period from the grant date. The proceeds received were allocated between the debt and warrants on a relative fair value basis.

COMPETITIVE COMPANIES, INC.
Notes to Financial Statements

Unsecured convertible promissory note, signed on March 20, 2013, in the amount of $29,000, carries an 8% interest rate, matures on December 26, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty three percent (53%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.0001 per share, whichever is greater.

Common Stock Issuances
On January 2, 2012, the Company issued1,600,000 shares of common stock in satisfaction of a subscriptions payable for legal services granted on December 20, 2011. The total fair value of the common stock was $13,920 based on the closing price of the Company’s common stock on the date of grant.

On January 6, 2012, the Company issued 744,561 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $11,147, which consisted of $10,000 of principal and $1,147 of accrued interest. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On January 7, 2012, the Company issued 510,000 shares of common stock in satisfaction of a subscriptions payable for referral services granted on October 21, 2011. The total fair value of the common stock was $6,120 based on the closing price of the Company’s common stock on the date of grant.

On January 12, 2012, the Company issued 730,771 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $5,334, which consisted of $5,000 of principal and $334 of accrued interest. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On January 25, 2012, the Company issued a total of 2,000,000 shares of restricted common stock in exchange for legal services rendered. The total fair value of the common stock was $20,000 based on the closing price of the Company’s common stock on the date of grant.

On January 31, 2012, the Company issued 481,569 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $3,226, which consisted of $3,000 of principal and $226 of accrued interest. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On January 31, 2012, the Company issued a total of 100,000 shares of restricted common stock in exchange for valuation services rendered. The total fair value of the common stock was $800 based on the closing price of the Company’s common stock on the date of grant.

On March 6, 2012, the Company issued 3,000,000 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $15,000, which consisted of $15,000 of principal. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On March 29, 2012, the Company issued 3,191,489 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $3,191, which consisted of $20,000 of principal. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On March 29, 2012, the Company issued 303,904 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $2,745, which consisted of $2,500 of principal and $245 of accrued interest. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On March 29, 2012, the Company issued 303,904 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $2,745, which consisted of $2,500 of principal and $245 of accrued interest. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

Treasury Stock
On February 23, 2012, the Company transferred a total of 1,800,000 shares of treasury stock, at an aggregate cost of $14,580 that was repurchased by a shareholder and presented as subscriptions payable during the year ended December 31, 2011.

At various dates between January 1, 2012 and February 23, 2012, the Company sold a total of 220,000 shares of treasury stock.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer during the year ended December 31, 2011, William Gray, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on that evaluation, Mr. Gray concluded that our disclosure controls and procedures are not effective, which are discussed below in more detail, in timely alerting him to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2011 for the following reasons.

•	The Company does not have an independent board of directors or audit committee or adequate segregation of duties;
•	All of our financial reporting is carried out by our financial consultant; and
•	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.
•
Inadequate closing process to ensure all material misstatements are corrected in the financial statements.  This was evidenced by the fact that there were audit adjustments and restatements of the financial statements.

We intend to rectify these weaknesses by implementing an independent board of directors and hiring of additional accounting personnel once we have additional resources to do so.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended December 31, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2011 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Item 9B.  Other Information.

On December 14, 2010, the Company and Voice Vision, Inc. mutually rescinded the acquisition agreement pursuant to which the Company was to have acquired 100% of the outstanding equity of Voice Vision, Inc.  The closing of that transaction had not occurred.

DiscoverNet, Inc. Bankruptcy

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

NAME	AGE	POSITION
William H. Gray	61	Chief Executive Officer and Director
Larry Griffin	59	Director

Duties, Responsibilities, and Experience

William Gray has been a director of CCI since November 2008 and the Chief Executive Officer of CCI since February 10, 2009.  Additionally, Mr. Gray is the founder of Innovation Capital Management, Inc. (“ICM”), a Delaware Corporation formed in May 2008.  ICM is involved in managing investment securities design and development.  ICM is also the owner of ICM LLC and DiscoverNet, Inc.  DiscoverNet, Inc. is a full service Internet Service Provider currently deploying wireless broadband Internet throughout western Wisconsin and was incorporated in July 1996.  Mr. Gray has been the President and Chief Executive Officer of DiscoverNet since May of 1997 and has been chiefly responsible for the funding of DiscoverNet since inception. DiscoverNet was the developer of proprietary propagation software capable of designing wireless networks via the web.  Its initial purpose was to offer the software to other Wireless Internet Service Providers as part of its planned investment and acquisition program.  Mr. Gray is highly skilled and experienced in designing investment securities, developing financial forecast, structuring mergers and acquisitions, writing business plans and drafting private placement memorandums.  Mr. Gray has monitored investment security portfolios exceeding $100 million.

Mr. Gray’s qualifications:

•
Leadership experience – Mr. Gray has been our chairman and chief executive officer since February 2009 and is the founder of Wytec International, Inc. Wylink, Inc., Innovation Capital Management, Inc., Innovation Capital Management LLC., and Wireless Wisconsin LLC.

•
Finance experience – Mr. Gray has designed and developed multiple securities investment products and programs as well as complex financial projections and proforma models. He has extensive knowledge with billing and accounting systems such as QuickBooks and Platypus. Additionally, he has substantial experience with Industry billing systems and financial software integration. Mr. Gray has setup and established the Company’s accounting, billing and merchant integration systems for the Company.

•	Industry experience – Mr. Gray has more than fifteen (15) years of experience and been intricately involved in the Internet Industry since inception starting in 1995.
•	Education experience - Mr. Gray attended Navarro Jr. College, Howard Payne University and Texas A&M University majoring in Psychology.

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

The board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for board membership.  Rather, the board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director. During 2011, the Company received no recommendation for Directors from its stockholders.

Report of the Audit Committee

Our board of directors has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2011 with senior management.  The board of directors has also discussed with M&K CPAS, PLLC, our independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from M&K required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The board of directors has discussed with M&K the independence of M&K as our auditors.  Finally, in considering whether the independent auditors provision of non-audit services to us is compatible with the auditors’ independence for M&K, our board of directors has recommended that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for filing with the United States Securities and Exchange Commission.  Our board of directors did not submit a formal report regarding its findings.

BOARD OF DIRECTORS
William H. Gray
Larry Griffin

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires executive officers and directors, and persons who beneficially own more than ten percent of an issuer’s common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of December 31, 2011, they were not all current in their filings.

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

The Elements of Our Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution.  Our board of directors reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise.  None of our Named Executive Officers have employment agreements with us.  Additional factors reviewed by our board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance.  For the year ended December 31, 2011, all executive officer base salary decisions were approved by the board of directors.

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

Executive Officer Compensation

The following table sets forth the compensation of our executive officers for the years ended December 31, 2011, 2010 and 2009 respectively:

Summary Compensation Table

Name and Principal Position	Year	Salary	Stock Awards(1)(4)	All Other Compensation		Total

William Gray,(5)	2011	$94,034	$-0-	$6,000	(2)	$100,034
Chief Executive Officer and Chairman	2010	$93,375	$-0-	$2,500	(2)	$95,875
	2009	$79,099	$-0-	$-0-		$79,099

Ray Powers,(6)	2011	$17,500	$-0-	$17,500	(3)	$17,500
Former President and Director	2010	$27,500	$-0-	$-0-	(3)	$27,500
	2009	$-0-	$-0-	$19,500		$19,500

Jerald Woods,(7)	2011	$-0-	$-0-	$-0-		$-0-
Former Chief Executive Officer	2010	$-0-	$-0-	$-0-		$-0-
	2009	$-0-	$-0-	$11,006		$11,006

(1)
Mr. Gray was granted 6,734,858 shares of common stock pursuant to the acquisition on April 2, 2009.  On February 11, 2010 there were 3,000,000 shares issued, of which Mr. Gray subsequently exchanged 500,000 shares in a private transaction. The remaining 3,734,858 shares were issued on June 30, 2010.  The shares were not issued as compensation expense.

(2)	Commencing August 1, 2010, Mr. Gray began to receive annual compensation of $120,000 and an automobile allowance of $500 per month.
(3)	Commencing July 1, 2010, Mr. Powers began to receive annual compensation of $60,000 and an automobile allowance of $250 per month.
(4)	On October 29, 2009, Mr. Ray Powers received 1,000,000 shares of common stock pursuant to the acquisition on April 2, 2009. The shares were not issued as compensation expense.
(5)	Mr. Gray was appointed as Chief Executive Officer on February 10, 2009.
(6)	Dr. Ray Powers was appointed President on February 10, 2009 and resigned on August 15, 2011.
(7)	On February 10, 2009, Mr. Woods resigned from his position as Chief Executive Officer.

Employment Agreements

During the year ended December 31, 2011, we had two employment agreements or understandings in place with our executive officers.  The agreement with the Company’s CEO calls for annual compensation of $120,000 and an annual auto allowance of $6,000, payable in semi-monthly installments of $5,250.  The Company also had an agreement with its former President with annual compensation of $60,000 and an annual auto allowance of $3,000, payable in semi-monthly installments of $2,625.

Outstanding Equity Awards

During the year ended December 31, 2011, we did not grant any equity awards to our officers and/or directors.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended December 31, 2011.

Director Compensation and Other Arrangements

As a result of having limited resources during most of 2011, we did not provide compensation to our board of directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 31, 2012, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership for the following table is based on 220,803,969 shares of common stock outstanding as of March 31, 2012.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 31, 2012, through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Officer or Director(1)	Number of Common Shares	Percent Beneficially Owned(2)
William Gray, Chief Executive Officer and Director	6,234,858	2.8%
Larry Griffin	-	-
All Officers and Directors as a Group (2 persons)	6,234,858	2.8%

* Denotes less than 1%.

(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., thepower to dispose of, or to direct the disposition of, a security).  The address of each person is in the care of the Company.

(2)	Figures are rounded to the nearest percent.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by M&K CPAS, PLLC for the audit of our annual financial statements and review of the financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2011 and 2010 were $28,500 and $38,500, respectively.

Audit-Related Fees

The aggregate fees billed by M&K CPAS, PLLC for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements for the fiscal years 2011 and 2010 were $-0- and $-0-, respectively.

Tax Fees

The aggregate fees billed by M&K CPAS, PLLC for professional services rendered by the principal accountant for the fiscal years 2011 and 2010 were $-0- and $-0-, respectively.

All Other Fees

There were no other fees to be billed by M&K CPAS, PLLC for the fiscal years 2011 and 2010 other than the fees described above.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this report of Form 10-K:

1.	The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report.
2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits included or incorporated herein: See index to Exhibits.

(b)	Exhibits

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2		2	01/11/02
2.2	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2/A		2.2	08/02/02
2.3	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2/A		2.2	04/24/03
2.4	Plan and agreement of reorganization between Competitive Companies, Inc. and CCI Acquisition Corp		8-K		10.1	05/09/05
3(i)	Articles of Competitive Companies, as amended		SB-2		3(I)	01/11/02
3(ii)	Bylaws of Competitive Companies		SB-2		3(II)	01/11/02
4	Rights and Preferences of Preferred Stock		SB-2		4	01/11/02
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Schema Document	X
101.CAL	XBRL Calculation Linkbase Document	X
101.DEF	XBRL Definition Linkbase Document	X
101.LAB	XBRL Label Linkbase Document	X
101.PRE	XBRL Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPETITIVE COMPANIES, INC.

Date: April 16, 2012	By:	/s/ William Gray
William Gray, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Gray	Chief Executive Officer, Principal Accounting Officer, and Director	April 16, 2012
William Gray

/s/ Larry Griffin	Director	April 16, 2012
Larry Griffin