Form 10-Q
period 2012-03-31
COMPETITIVE COMPANIES INC
filed 2012-05-21
CIK 1161706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 333-76630

Competitive Companies, Inc.
(Exact Name of registrant as specified in its charter)

Nevada	65-1146821
(State or other jurisdiction of incorporation)	(IRS Employer I.D. No.)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files
Yes ☒ No ☐

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
Yes ☐ No ☒

As of May 18, 2012, 2011, there were 245,955,843 shares outstanding of the registrant’s common stock.

COMPETITIVE COMPANIES, INC.

FORM 10-Q

March 31, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

COMPETITIVE COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2012	December 31, 2011
Assets	(Unaudited)

Current assets:
Cash	$63,222	$142,474
Accounts receivable, net of allowance of $4,100 and $2,800	1,143	1,542
Prepaid expenses	2,800	20,708
Total current assets	67,165	164,724

Property and equipment, net	8,554	5,651

Other assets:
Deposits	3,003	3,003

Total assets	$78,722	$173,378

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$389,323	$343,430
Accrued expenses	163,339	166,406
Customer deposits	39,913	39,913
Deferred revenues	54,354	4,482
Notes payable	67,006	67,006
Convertible debentures, net of discounts of $194,114 and $174,264	438,886	409,236
Derivative liabilities	373,024	392,519
Total current liabilities	1,525,845	1,422,992

Total liabilities	1,525,845	1,422,992

Stockholders' (deficit):
Preferred stock, $0.001 par value 100,000,000 shares authorized:
Class A convertible, no shares issued and outstanding with no liquidation value	-	-
Class B convertible, 1,495,436 shares issued and outstanding with no liquidation value	1,495	1,495
Class C convertible, 1,000,000 shares issued and outstanding with no liquidation value	1,000	1,000
Common stock, $0.001 par value, 500,000,000 shares authorized, 220,196,191 and 207,837,771 shares issued and outstanding at March 31, 2012 and December 31, 2011	220,196	207,838
Additional paid-in capital	4,770,669	4,682,337
Subscriptions payable, 607,808 and 3,910,000 shares at March 31, 2012 and December 31, 2011 respectively	5,490	34,620
Accumulated (deficit)	(6,445,973)	(6,161,280)
Treasury stock, at cost, -0- and 2,020,000 shares at March 31, 2012 and December 31, 2011, respectively	-	(15,624)
Total stockholders' (deficit)	(1,447,123)	(1,249,614)

Total liabilities and stockholders' (deficit)	$78,722	$173,378

See accompanying notes to financial statements.

COMPETITIVE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
		(Restated)
Revenue	$19,547	$41,109
Cost of sales	20,642	16,406

Gross profit (loss)	(1,095)	24,703

Expenses:
General and administrative	241,444	40,071
Salaries and wages	54,817	58,719
Depreciation and amortization	790	688
Bad debts	1,300	2,500
Total operating expenses	298,351	101,978

Net operating loss	(299,446)	(77,275)

Other income (expense):
Interest expense	(76,272)	(69,849)
Change in fair market value of derivative liabilities	91,025	(2,644)
Total other income (expense)	14,753	(72,493)

Net loss	$(284,693)	$(149,768)

Weighted average number of common shares outstanding - basic and fully diluted	214,067,377	133,340,309

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

See accompanying notes to financial statements.

COMPETITIVE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
		(Restated)
Cash flows from operating activities
Net (loss)	$(284,693)	$(149,768)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Bad debts expense	1,300	2,500
Depreciation	790	688
Common Stock issued for services	20,800	-
Change in fair market value of derivative liabilities	(91,025)	2,644
Amortization of convertible notes payable discounts	61,030	60,940
Decrease (increase) in assets:
Accounts receivable	(901)	(4,112)
Prepaid Expenses	17,908	-
Increase (decrease) in liabilities:
Accounts payable	45,892	3,700
Accrued expenses	(870)	15,238
Deferred revenues	49,872	(37)
Net cash used in operating activities	(179,897)	(68,207)

Cash flows from investing activities
Purchases of property and equipment	(3,693)	-
Net cash used in investing activities	(3,693)	-

Cash flows from financing activities
Proceeds from short term and convertible debts	114,000	76,500
Principal payments on short term and convertible debt	(11,500)	-
Proceeds from sale of treasury stock	1,838	-
Net cash provided by financing activities	104,338	76,500

Net increase (decrease) in cash	(79,252)	8,293
Cash - beginning	142,474	20,124
Cash - ending	$63,222	$28,417

Supplemental disclosures:
Interest paid	$2,317	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Value of shares issued for conversion of debt	$55,197	$30,000
Value of shares issued for subscriptions payable	$20,040	$-
Reduction of subscription payable upon transfer of treasury stock	$14,580	$30,000
Value of derivative adjustment due to debt conversions	$9,350	$31,348
Debt discounts	$80,880	$62,825

See accompanying notes to financial statements.

COMPETITIVE COMPANIES, INC & SUBSIDIARIES
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these condensed consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2011 and notes thereto included in the Company's Form 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Through the Company’s subsidiary, Wireless Wisconsin, LLC, the Company provides high speed wireless Internet connections to residents in rural communities, as well as some dial-up internet services to businesses and residents within various markets throughout rural Wisconsin. The Company operates in both a regulated and non-regulated environment. The Company’s current business plan is to expand into the delivery of 4G mobile broadband services via WiFi in major and rural markets throughout the United States.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the following entities, all of which are under common control and ownership:

Name of Entity(1)	Form of Entity	State of Incorporation	Relationship(2)	Abbreviated Reference
Competitive Companies, Inc.	Corporation	Nevada	Parent	CCI
Competitive Communications, Inc.(4)	Corporation	California	Subsidiary	COMM
CCI Residential, Inc.(4)	Corporation	California	Subsidiary	CCIR
Innovation Capital Management, Inc.	Corporation	Delaware	Subsidiary	ICMI
Innovation Capital Management, LLC	Limited Liability Corporation	Delaware	Subsidiary	ICML
DiscoverNet Inc.(3)	Corporation	Wisconsin	Subsidiary	DNETI
DiscoverNet of Wisconsin, LLC(3)	Limited Liability Corporation	Wisconsin	Subsidiary	DNETL
Wireless Wisconsin, LLC	Limited Liability Corporation	Wisconsin	Subsidiary	WW
Wytec International, Inc.	Corporation	Texas	Subsidiary	WYTECI
(1)Certain non-operational holding companies have been excluded.
(2)All subsidiaries are wholly-owned subsidiaries.
(3)Subsidiary previously dissolved in bankruptcy proceedings.
(4)Subsidiary has been inactive since discontinuing its operations in California in 2009.

The consolidated financial statements herein contain the operations of the wholly owned subsidiaries listed above. All significant inter-company transactions have been eliminated in the preparation of these financial statements. The parent company, CCI and subsidiaries, COMM, CCIR, ICMI, ICML, DNETI, DNETL, WW and WYTECI will be collectively referred herein to as the “Company”, or “CCI”. The Company's headquarters are located in San Antonio, Texas and substantially all of its customers are Wisconsin and Texas residents. The Company provides dial up and high-speed broadband internet services, mainly to customers in rural markets throughout Wisconsin, San Antonio, TX and Puerto Rico through its Wireless Wisconsin, LLC subsidiary.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

COMPETITIVE COMPANIES, INC & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Revenue Recognition
Our only source of revenue currently is through the Company’s subsidiary, Wireless Wisconsin, LLC, whereas we provide high speed wireless Internet connections to residents in rural communities, as well as some dial-up internet services to businesses and residents within various markets throughout rural Wisconsin. Our revenue is recognized when persuasive evidence of an arrangement exists; delivery of our services has occurred; our price to our customer is fixed or determinable; and collectability of the sales price is reasonably assured. As such, we recognize revenues from our dial-up and broadband internet services in the month in which we provide services. Services provided but not billed by the end of the year are reflected as unbilled receivables in the accompanying consolidated balance sheets; likewise, services billed in advance for future months are reflected in deferred revenues in the accompanying consolidated balance sheets.

Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Fair Value of Financial Instruments
Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts payable and accrued expenses reported on the balance sheets are estimated by management to approximate fair value primarily due to the short term nature of the instruments. The Company had no other items that required fair value measurement on a recurring basis during the three months ended March 31, 2012 or the year ended December 31, 2011.

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

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation on January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Common stock issued for services and compensation was $20,800 and $-0- for the three months ended March 31, 2012 and 2011, respectively.

Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

Note 2 – Going Concern

Our condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $6,445,973 and a working capital deficit of $1,458,680 at March 31, 2012, and have reported negative cash flows from operations over the last five years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

COMPETITIVE COMPANIES, INC & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
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

Note 3 – Correction of Errors

We have restated our previously issued March 31, 2011 financial statements for previously unrecognized embedded derivative accounting treatment related to certain convertible promissory notes obtained in 2010 and 2011. The accompanying financial statements for the three months ended March 31, 2011 have been restated to reflect the corrections in accordance with Accounting Standards Codification topic 250, “Accounting Change and Error Corrections”. The following is a summary of the restatements for March 31, 2011:

Increase of previously unreported derivative liabilities and corresponding decrease in previously reported beneficial conversion feature on convertible debentures:

Increase of previously unreported derivative liabilities:
- Understated value of derivative liability	$214,315
- Understated debt discount on value of derivative liability	$(87,969)
Decrease of previously reported debt discount on beneficial conversion feature in error:
- Overstated debt discount recognized on beneficial conversion feature	$43,110

The net effect of these changes resulted in an increased net loss of $28,157 in the statement of operations, consisting of increases in the fair market of the derivative liabilities during the three months ended March 31, 2011 of $2,644, and interest expense of $25,513 due to the differences in interest expense on the debt discount between the former beneficial conversion feature and the current derivative liability.

The effect on the Company’s previously issued March 31, 2011 financial statements are summarized as follows:

Balance Sheet as of March 31, 2011:

	Previously Reported	Net Change	Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$350,242	$-	$350,242
Accrued expenses	92,249	-	92,249
Customer deposits	39,913	-	39,913
Deferred revenues	9,515	-	9,515
Notes payable	67,006	-	67,006
Convertible debentures	234,500	-	234,500
Discounts on convertible debentures	(43,110)	(44,859)	(87,969)
Derivative liabilities	-	214,315	214,315
Total current liabilities	750,315	169,456	919,771

Stockholders’ equity (deficit)
Preferred stock, classes A, B & C	2,495	-	2,495
Common stock	136,319	-	136,319
Additional paid-in capital	4,336,922	(64,912)	4,272,010
Subscriptions payable	2,000	-	2,000
Accumulated (deficit)	(5,181,690)	(104,544)	(5,286,234)
Total stockholders’ equity (deficit)	(703,954)	(169,456)	(873,410)

Total liabilities and stockholders’ equity (deficit)	$46,361	$-	$46,361

COMPETITIVE COMPANIES, INC & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Statement of Operations as of March 31, 2011:

	Previously Reported	Net Change	Restated

Revenue	$41,109	-	$41,109
Cost of sales	16,406	-	16,406
Gross profit (loss)	24,703		24,703

Expenses:
General and administrative	40,071	-	40,071
Salaries and wages	58,719	-	58,719
Depreciation and amortization	688	-	688
Bad debts expense (recoveries)	2,500	-	2,500
Total operating expenses	101,978	-	101,978

Net operating loss	$(77,275)	$-	$(77,275)

Other income (expense):
Interest expense	(44,336)	(25,513)	(69,849)
Change in fair market value of derivative liabilities	-	(2,644)	(2,644)
Total other income (expense)	(44,336)	(28,157)	(72,493)

Net loss	(121,611)	(28,157)	(149,768)

Net loss per share – basic and fully diluted	$(0.00)	$(0.00)	$(0.00)

Note 4 – Related Party

Treasury Stock
During 2011, and for the first two months of 2012, the Company’s CEO bought and sold the Company’s own shares of common stock in the open market. These illegal trades were not considered arm-length transactions and the practice was terminated with the closure of the trading account in February of 2012. The trades have been recognized in treasury stock during the three months ended March 31, 2012.

On February 23, 2012, the Company transferred a total of 1,800,000 shares of treasury stock, at an aggregate cost of $14,580 that was repurchased by a shareholder and presented as subscriptions payable during the year ended December 31, 2011.

At various dates between January 1, 2012 and February 23, 2012, the Company sold a total of 220,000 shares of treasury stock.

Subsidiary Formation
On March 5, 2012, the Board of Directors approved the formation of a wholly owned subsidiary of one of the Company’s wholly owned subsidiaries, Wytec International, Inc. under the laws of the State of Texas. The entity, named “Wylink, Inc.”, was formed to develop a Registered Links Program, whereby we intend to sell point to point links between two known gps coordinates that make up a part of a backhaul network feeding into a microcell mobile broadband network.

COMPETITIVE COMPANIES, INC & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 – Fair Value of Financial Instruments

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

The Company does not have any financial instruments that must be measured under the new fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

Note 6 – Property and Equipment

Property and equipment consist of the following:

	March 31, 2012	December 31, 2011

Telecommunication equipment and computers	$8,304	$4,611
Furniture and fixtures	9,150	9,150
	17,454	13,761
Less accumulated depreciation	(8,900)	(8,110)
	$8,554	$5,651

Depreciation expense totaled $790 and $688 for the three months ending March 31, 2012 and 2011, respectively.

Note 7 – Notes Payable

Notes payable consists of the following at March 31, 2012 and December 31, 2011, respectively:

	March 31, 2012	December 31, 2011

Unsecured promissory note carries an 8% interest rate, matured on March 2, 2010. Currently in default.	$30,000	$30,000

Unsecured promissory note carries an 8% interest rate, matured on June 15, 2009. Currently in default.	10,000	10,000

Unsecured promissory note carries an 8% interest rate, matured on June 15, 2009. Currently in default.	10,000	10,000

Unsecured note payable in default to a stockholder, with interest at 8%, and monthly principal and interest payments of $683, matured on February 23, 2011. Currently in default.	17,006	17,006
Total notes payable	67,006	67,006
Less: current portion	67,006	67,006
Notes payable, less current portion	$-	$-

The Company recorded interest expense on notes payable in the amount of $1,373 and $1,334 for the three months ended March 31, 2012 and 2011, respectively.

COMPETITIVE COMPANIES, INC & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Convertible Debentures

Convertible debentures consist of the following at March 31, 2012 and December 31, 2011, respectively:

	March 31, 2012	December 31, 2011

Unsecured convertible promissory note carries an 8.75% interest rate, matured on July 16, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.06 per share, whichever is greater. Currently in default.	$50,000	$50,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on December 26, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	10,000	10,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on December 15, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	10,000	10,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on December 15, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	5,000	5,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on May 11, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	10,000	10,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on April 30, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	5,000	5,000

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
	2,500	2,500

COMPETITIVE COMPANIES, INC & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Unsecured convertible promissory note carries a 12.5% interest rate, matured on July 3, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. Currently in default. In addition, detachable warrants to purchase 1,500,000 shares of common stock were granted at a strike price of $0.0125 per share, exercisable over a 2 year period from the grant date. The debt and accrued interest has been converted into 744,561 shares of common stock on January 6, 2012.
-	10,000

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
10,000	10,000

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
10,000	10,000

Unsecured convertible promissory note carries a 12.5% interest rate, matured on September 4, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. Currently in default. In addition, detachable warrants to purchase 10,000 shares of common stock were granted at a strike price of $0.0092 per share, exercisable over a 2 year period from the grant date. The note along with accrued interest of $120 was paid in full as of the end of this period.
-	1,000

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
10,000	10,000

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
5,000	5,000

COMPETITIVE COMPANIES, INC & SUBSIDIARIES
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
3,000	3,000

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
10,000	10,000

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
2,500	2,500

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
5,000	5,000

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
2,500	2,500

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
2,500	2,500

COMPETITIVE COMPANIES, INC & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Unsecured convertible promissory note carries a 12.5% interest rate, matures on December 13, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. In addition, detachable warrants to purchase 25,000 shares of common stock were granted at a strike price of $0.0085 per share, exercisable over a 2 year period from the grant date. The outstanding debt of $2,745, including $245 of accrued interest, was converted on March 29, 2012 pursuant to the terms of the note, in exchange for a subscription payable of $2,745. The subscription payable was subsequently satisfied in exchange for 303,904 shares of common stock on April 2, 2012.
-	2,500

Unsecured convertible promissory note carries a 12.5% interest rate, matures on December 13, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. In addition, detachable warrants to purchase 30,000 shares of common stock were granted at a strike price of $0.0085 per share, exercisable over a 2 year period from the grant date. The outstanding debt of $3,226, including $226 of accrued interest, was converted on January 31, 2012 pursuant to the terms of the note, in exchange for 481,569 shares of common stock.
-	3,000

Unsecured convertible promissory note carries a 12.5% interest rate, matures on December 13, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. In addition, detachable warrants to purchase 25,000 shares of common stock were granted at a strike price of $0.0085 per share, exercisable over a 2 year period from the grant date. The outstanding debt of $2,745, including $245 of accrued interest, was converted on March 29, 2012 pursuant to the terms of the note, in exchange for a subscription payable of $2,745. The subscription payable was subsequently satisfied in exchange for 303,904 shares of common stock on April 2, 2012.
-	2,500

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
2,500	2,500

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
2,500	2,500

COMPETITIVE COMPANIES, INC & SUBSIDIARIES
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
	5,000	5,000

Unsecured convertible promissory note carries a 12.5% interest rate, matures on December 28, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. In addition, detachable warrants to purchase 50,000 shares of common stock were granted at a strike price of $0.0078 per share, exercisable over a 2 year period from the grant date. The outstanding debt of $5,334, including $334 of accrued interest, was converted on January 12, 2012 pursuant to the terms of the note, in exchange for 730,771 shares of common stock.
	-	5,000

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
	5,000	5,000

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
	2,500	2,500

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
	2,500	2,500

Unsecured convertible promissory note carries a 12.5% interest rate, matures on February 4, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. Currently in default.	-	5,000

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
	2,500	2,500

COMPETITIVE COMPANIES, INC & SUBSIDIARIES
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
	10,000	10,000

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
	10,000	10,000

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
	2,500	2,500

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
	5,000	5,000

Unsecured convertible promissory note carries an 8% interest rate, matures on June 12, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.0001 per share, whichever is greater. In March 6, $30,000 of principal was converted into 6,191,489 shares of stock in accordance to the terms of the note.	20,000	50,000

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
	5,000	5,000

Unsecured convertible promissory note carries an 8% interest rate, matures on July 20, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (37%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.0001 per share, whichever is greater.	42,500	42,500

COMPETITIVE COMPANIES, INC & SUBSIDIARIES
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
	6,000	6,000

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
	10,000	10,000

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
	2,500	2,500

Unsecured convertible promissory note carries a 12.5% interest rate, matures on June 6, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	-	5,500

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
	130,000	130,000

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
	50,000	50,000

Unsecured convertible promissory note carries an 8% interest rate, matures on October 30, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty three percent (53%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.0001 per share, whichever is greater.	50,000	50,000

COMPETITIVE COMPANIES, INC & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Unsecured convertible promissory note carries a 12.5% interest rate, matures on July 15, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. In addition, detachable warrants to purchase 25,000 shares of common stock were granted at a strike price equal to 80% of the average closing price of the Company’s Common Stock as quoted on the OTC Bulletin Board or other primary public securities trading market on which such Common Stock is then traded for the ten (10) trading days immediately preceding the date of the exercise of the Warrant, but not less than $.01 per share, exercisable over a 2 year period from the grant date.
	2,500	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on July 15, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. In addition, detachable warrants to purchase 250,000 shares of common stock were granted at a strike price equal to 80% of the average closing price of the Company’s Common Stock as quoted on the OTC Bulletin Board or other primary public securities trading market on which such Common Stock is then traded for the ten (10) trading days immediately preceding the date of the exercise of the Warrant, but not less than $.01 per share, exercisable over a 2 year period from the grant date.
	25,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on July 16, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. In addition, detachable warrants to purchase 50,000 shares of common stock were granted at a strike price equal to 80% of the average closing price of the Company’s Common Stock as quoted on the OTC Bulletin Board or other primary public securities trading market on which such Common Stock is then traded for the ten (10) trading days immediately preceding the date of the exercise of the Warrant, but not less than $.01 per share, exercisable over a 2 year period from the grant date.
	5,000	-

Unsecured convertible promissory note carries a 12.5% interest rate, matures on July 22, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. In addition, detachable warrants to purchase 25,000 shares of common stock were granted at a strike price equal to 80% of the average closing price of the Company’s Common Stock as quoted on the OTC Bulletin Board or other primary public securities trading market on which such Common Stock is then traded for the ten (10) trading days immediately preceding the date of the exercise of the Warrant, but not less than $.01 per share, exercisable over a 2 year period from the grant date.
	2,500	-

Unsecured convertible promissory note carries an 8% interest rate, matures on September 16, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty three percent (53%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.0001 per share, whichever is greater.	50,000

Unsecured convertible promissory note carries an 8% interest rate, matures on December 26, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty three percent (53%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.0001 per share, whichever is greater.	29,000

Total convertible debentures	633,000	583,500
Less: debt discounts	(194,114)	(174,264)
Total convertible debentures, net of discounts	$438,886	$409,236

COMPETITIVE COMPANIES, INC & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded a discount of $194,114 and $174,264 for the variable conversion feature and warrants issued in the three months ended March 31, 2012 and year ended December 31, 2011 respectively. The discounts will be amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded $61,030 and $34,087 of interest expense pursuant to the amortization of the note discounts during the three months ended March 31, 2012 and 2011, respectively.

In accordance with ASC 815-15, the Company determined that the variable conversion feature and the warrants and shares to be issued represented embedded derivative features, and these are shown as derivative liabilities on the balance sheet. The Company calculated the fair value of the compound embedded derivatives associated with the convertible debentures utilizing a lattice model.

The following presents components of interest expense by instrument type at March 31, 2012 and 2011, respectively:

	March 31, 2012	March 31, 2011
		(Restated)
Notes payable	$1,373	$1,334
Convertible debentures	14,842	5,812
Amortization of debt discounts	61,030	34,087
Vendor finance charges, accounts payable	973	28,616
	$76,272	$69,849

Note 9 – Derivative Liabilities

As discussed in Note 7 under Convertible Debentures, the Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. As of March 31, 2012, the number of shares of common stock issuable upon conversion of promissory notes and warrants exceeds the company’s maximum number of authorized common shares. Due to the fact that the number of shares of common stock issuable exceeds the company’s authorized share limit, the equity environment is tainted and all additional convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date.

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $373,024 and $392,519 at March 31, 2012 and December 31, 2011, respectively. The change in fair value of the derivative liabilities for the three months ended March 31, 2012 resulted in a gain of $91,025, and for the three months ended March 31, 2011 resulted in a loss of $2,644, which were reported as other income/(expense) in the condensed consolidated statements of operations.

The following presents the derivative liability value by instrument type at March 31, 2012 and December 31, 2011, respectively:

	March 31, 2012	December 31, 2011

Convertible debentures	$272,930	$301,446
Common stock warrants	100,094	91,073
	$373,024	$392,519

COMPETITIVE COMPANIES, INC & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following is a summary of changes in the fair market value of the derivative liability during the three months ended March 31, 2012 and the year ended December 31, 2011:

Derivative Liability Total

Balance, December 31, 2011	$392,519
Increase in derivative value due to issuances of convertible promissory notes and warrants	114,226
Promissory notes converted during the period	(9,350)
Change in fair market value of derivative liabilities due to the mark to market adjustment	(124,371)

Balance, March 31, 2012	$373,024

Key inputs and assumptions used to value the convertible debentures and warrants issued during the three months ended March 31, 2012 and the year ended December 31, 2011:
•	Stock prices on all measurement dates were based on the fair market value and would fluctuate with projected volatility.
•
The warrant exercise prices ranged from $0.001 to variable exercise prices equal to 80% of the average closing price of the Company’s Common Stock as quoted on the OTC Bulletin Board or other primary public securities trading market on which such Common Stock is then traded for the ten (10) trading days immediately preceding the date of the exercise of the Warrant, but not less than $0.01 per share, exercisable over a 2 year period from the grant date.

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

Note 10 – Changes in Stockholders’ Equity (Deficit)

The Company has 500,000,000 authorized shares of common stock and 100,000,000 authorized shares of preferred stock.

Common Stock
On January 2, 2012, the Company issued 1,600,000 shares of common stock in satisfaction of a subscriptions payable for legal services granted on December 20, 2011. The total fair value of the common stock was $13,920 based on the closing price of the Company’s common stock on the date of grant.

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

COMPETITIVE COMPANIES, INC & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Subscriptions Payable
On March 29, the Company converted $2,745 of outstanding debt, consisting of $2,500 of principal and $245 of accrued interest pursuant to the terms of a convertible debenture in exchange for a subscription payable of $2,745, based on 303,904 shares of common stock. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized. The common stock was subsequently issued on April 2, 2012 and was presented as a subscription payable as of March 31, 2012.

On March 29, the Company converted $2,745 of outstanding debt, consisting of $2,500 of principal and $245 of accrued interest pursuant to the terms of a convertible debenture in exchange for a subscription payable of $2,745, based on 303,904 shares of common stock. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized. The common stock was subsequently issued on April 2, 2012 and was presented as a subscription payable as of March 31, 2012.

Treasury Stock
On February 23, 2012, the Company transferred a total of 1,800,000 shares of treasury stock, at an aggregate cost of $14,580 that was repurchased by a shareholder and presented as subscriptions payable during the year ended December 31, 2011.

At various dates between January 1, 2012 and February 23, 2012, the Company sold a total of 220,000 shares of treasury stock.  The total proceeds were $1,838 and the company relieved $14,580 of subscription payable pertaining to this settlement.

Note 11 – Subsequent Events

Common Stock
On April 2, 2012, The Company issued a total of 607,808 shares of common stock in satisfaction of total subscriptions payable of $5,490 amongst two debt holders that elected to convert their outstanding convertible notes payable during the three months ended March 31, 2012.

On April 18, 2012, the Company issued 4,545,455 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $15,000, which consisted of $15,000 of principal. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On April 20, 2012 the Company converted $7,000 of outstanding debt, consisting of $5,000 of principal and $2,000 of accrued interest pursuant to the terms of a convertible debenture in exchange for 2,121,212 shares of common stock. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On April 26, 2012 the Company converted $15,000 of outstanding debt, consisting of $15,000 of principal, pursuant to the terms of a convertible debenture in exchange for 5,357,143 shares of common stock. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On April 30, 2012 the Company converted $15,000 of outstanding debt, consisting of $15,000 of principal, pursuant to the terms of a convertible debenture in exchange for 4,285,714 shares of common stock. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

COMPETITIVE COMPANIES, INC & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On May 9, 2012 the Company converted $14,200 of outstanding debt, consisting of $12,500 of principal and $1,700 of interest, pursuant to the terms of a convertible debenture in exchange for 5,259,259 shares of common stock. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On May 15, 2012 the Company converted $11,634 of outstanding debt, consisting of $10,000 of principal and $1,634 of interest, pursuant to the terms of a convertible debenture in exchange for 842,401 shares of common stock. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On May 15, 2012 the Company converted $11,390 of outstanding debt, consisting of $10,000 of principal and $1,390 of interest, pursuant to the terms of a convertible debenture in exchange for 930,209 shares of common stock. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On May 18, 2012 the Company converted $12,522 of outstanding debt, consisting of $10,000 of principal and $2,522 of interest, pursuant to the terms of a convertible debenture in exchange for 1,810,481 shares of common stock. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

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

Business

CCI is a Nevada corporation that acts as a holding company for its operating subsidiaries, as follows: (a) Competitive Communications, Inc. (“Competitive Communications”), (b) CCI Residential Services Inc. (“CCI Residential”), (c) Innovation Capital Management, Inc. (“ICM, Inc.”), a company that focuses on raising capital and developing joint ventures and acquisitions, and (d) Innovation Capital Management, LLC (“ICM, LLC”), a company that focuses on developing marketing relationships, (e) Wireless Wisconsin, LLC (“WW”), a company that provides web hosting, dial-up, wireless and DSL Internet services to businesses and residents within various markets throughout Wisconsin and the United States, (f) Wytec International, Inc., (“Wytec”) a currently non-operational company acquired on November 8, 2011 which houses certain patents, and (g) Wylink, Inc., (“Wylink”) a subsidiary of Wytec International, Inc. formed on March 9, 2012 in the state of Texas to develop a Registered Links Program, whereby we intend to sell point to point links between two known gps coordinates that make up a part of a backhaul network feeding into a microcell mobile broadband network.

The telecommunications products and services provided by us and our subsidiaries include web hosting, e-mail services, dial-up, DSL and wireless internet services to rural residential users and retail businesses.  It is our intention in the future to include “mobile” 4G services to our current customers as well as expand to new customers beyond our rural markets.

Overview of Current Operations

We continue to shift our focus to more contemporary revenue sources, such as, web hosting, dial-up, wireless and DSL internet services with our most recent focus on Mobile 4G services utilizing LMDS as a backhaul solution.

On November 8, 2011, the Company acquired Wytec International, Inc., a non-operational company that houses certain currently unused patents. There have been no operations conducted within Wytec International, Inc. and the only current impact on our statement of operations is from the acquisition, amortization and subsequent impairment of the intangible assets.

On March 9, 2012, with the approval of the Board of Directors the Company formed a wholly owned subsidiary of one of the Company’s wholly owned subsidiaries, Wytec International, Inc. under the laws of the State of Texas. The entity, named “Wylink, Inc.”, was formed to develop a Registered Links Program, whereby we intend to sell point to point links between two known gps coordinates that make up a part of a backhaul network feeding into a microcell mobile broadband network.

Management continues to seek mergers that will complement our business model and help us grow.

For the three months ended March 31, 2012 and 2011, we incurred net losses of $284,693 and $149,768, respectively. Our accumulated deficit at the end of March 31, 2012 was $6,445,973. These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Result of Operations for the Three Months Ended March 31, 2012 and 2011

As disclosed in Note 3 of the footnotes, the comparative three month period ended March 31, 2011 has been restated for previously unrecognized embedded derivative accounting treatment related to certain convertible promissory notes obtained in 2010 and 2011. These restatements are reflected in the comparative data for the three months ended March 31, 2011 presented below.

The following income and operating expenses tables summarize selected items from the statement of operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

INCOME:

	The Three Months Ended March 31,			Increase/ (Decrease)
	2012		2011	$	%
Revenue	$19,547		$41,109	$(21,562)	(52%	)

Cost of Sales	20,642		16,406	$4,236	26%

Gross Profit (Loss)	$(1,095)		$24,703	$(25,798)	(104%	)

Percentage of Revenue	(6%	)	60%

Revenues

Revenues for the three months ended March 31, 2012 was $19,547 compared to revenues of $41,097 for the three months ended March 31, 2011. This resulted in a decrease in revenues of $21,562 or 52%. Our revenues decreased during the three months ended March 31, 2012 compared to 2011 due to the loss of market share to competing companies from cellular and satellite based technologies. We are currently expanding our product lines to increase our revenues through alternative means, such as, “mobile” 4G services and the establishment of a Registered Links Program, whereby we intend to sell point to point links between two known gps coordinates that make up a part of a backhaul network feeding into a microcell mobile broadband network

Cost of sales

Cost of sales for the three months ended March 31, 2012 was $20,642, an increase of $4,236, or 26%, from $16,406 for the three months ended March 31, 2011.  Our cost of sales increased primarily due to costs incurred in the preparation of our forthcoming Registered Links Program from which we have not yet realized revenues.

Gross profit as a percentage of revenue

Gross profit as a percentage of revenue decreased from 60% for the three months ended March 31, 2011 to (6%) for the three months ended March 31, 2012.  Gross profit as a percentage of revenue decreased due to our inability to reduce cost of sales on the same scale as our reduction in revenues. Our fixed costs supporting the infrastructure of our web hosting, e-mail services, dial-up, DSL and wireless internet services are unable to be reduced at the same rate our revenues have declined.

EXPENSES:

	For the Three Months Ended March 31,		Increase / Decrease
	2012	2011	$	%
Expenses:
General and administrative	$241,444	$40,071	$201,373	503%
Salaries and wages	54,817	58,719	(3,902)	(7%	)
Depreciation	790	688	102	15%
Bad debts (recoveries)	1,300	2,500	(1,200)	(48%	)
Total operating expenses	298,351	101,978	196,373	193%

Net operating (loss)	(299,446)	(77,275)	(222,171)	(288%	)

Other income (expenses):
Interest expense	(76,272)	(69,849)	(6,423)	9%
Change in FMV of derivative liabilities	91,025	(2,644)	93,669	3,543%
Total other income (expenses)	14,753	(72,493)	87,246	(120%	)

Net (loss)	$(284,693)	$(149,768)	$(134,925)	90%

General and Administrative expenses

General and administrative expenses were $241,444 for the three months ended March 31, 2012, as compared to $40,071 for the three months ended March 31, 2011.  This resulted in an increase of $201,373 or 503%.  The increase in our general and administrative expenses was largely a result of developing new technologies that we expect will help increase future revenues and due to increased costs associated with our accounting for embedded derivatives within our convertible debentures and costs incurred in the acquisition of our wholly owned subsidiary, Wytec International, Inc. and the related patent technologies.

Salaries and Wages

Salary and wage expenses were $54,817 for the three months ended March 31, 2012, versus $58,719 of salary and wage expenses for the three months ended March 31, 2011, which resulted in a decrease of $3,902, or 7%.  The decrease in salary expense was a result of reductions in office personnel during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Depreciation

Depreciation expenses were $790 for the three months ended March 31, 2012, compared to $688 for the three months ended March 31, 2011, resulting in an increase of $102, or 15%.  The increase is principally due to certain assets reaching the end of their depreciable life cycle in 2011 and being replaced in 2012.

Bad Debts

Bad debts for the three months ended March 31, 2012 were $1,300 as compared to $2,500 for the same period in 2011, which resulted in a decrease of $1,200, or 48%.  Our decrease in bad debts expense for the three months ended March 31, 2011 was largely due to our revenues decreasing and the corresponding reduction of aged receivables that we allow for in our allowance for doubtful accounts.

Net Operating (Loss)

The net operating loss for the three months ended March 31, 2012 was $299,446, compared to a net operating loss of $77,275 for the three months ended March 31, 2011.  This resulted in an increase of $222,171, or 288% when compared to the same period of 2011.  Our net operating loss increased primarily due to our increase in general and administrative expenses related to increased costs associated with our accounting for embedded derivatives within our convertible debentures and costs incurred in the acquisition of our wholly owned subsidiary, Wytec International, Inc. and the related patent technologies.

Interest expense

Interest expense for the three months ended March 31, 2012 was $76,272, compared to $69,849 for the three months ended March 31, 2011.  This resulted in an increase of $6,423, or 9% compared to the same period in 2011.  The increase was primarily due to our increased convertible debentures held during the three months ended March 31, 2012, compared to the three months ended March 31, 2011.

Change in fair market value of derivative liabilities

Change in fair market value of derivative liabilities for the three months ended March 31, 2012 was $91,025 compared to ($2,644) for the three months ended March 31, 2011.  The resulting difference of $93,667 was due to the change in fair market value.

Net Loss

The net loss for the three months ended March 31, 2012 was $284,693, compared to a net loss of $149,768 for the three months ended March 31, 2011.  This resulted in an increased net loss of $134,925, or 90%, compared to the same period in 2011.  Our net loss increased primarily due to our increase in general and administrative expenses related to increased costs associated with our accounting for embedded derivatives within our convertible debentures and costs incurred in the acquisition of our wholly owned subsidiary, Wytec International, Inc. and the related patent technologies..

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2012 compared to December 31, 2011.

			Increase/(Decrease)
	March 31, 2012	December 31, 2011	$	%

Current Assets	$67,165	$164,724	$(97,559)	(59%	)

Current Liabilities	$1,525,845	$1,422,992	$102,853	7%

Accumulated (deficit)	$(6,445,973)	$(6,161,280)	$(284,693)	(5%	)

Working Capital (Deficit)	$(1,458,680)	$(1,258,268)	$200,412	16%

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for operations. As of March 31, 2012, we had a working capital (deficit) of ($1,458,680).

During the three months ended March 31, 2012 the Company received a total of $35,000 from a total of four private lenders in exchange for unsecured convertible promissory notes at various dates from January 17, 2012 through January 24, 2012.  The convertible promissory notes carry a 12.5% interest rate and mature 179 days from the origination date at various dates between July 15, 2012 and July 22, 2012.  The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.

During the three months ended March 31, 2012 the Company received $79,000 in exchange for 2 unsecured convertible promissory notes that carry an 8% interest rate and mature on September 16, 2012 and December 26, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (53%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.0001 per share, whichever is greater.

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

As of March 31, 2012, our cash balance was $63,222.  Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred continuous losses from operations, have an accumulated deficit of $6,445,973 and a working capital deficit of $1,458,680 at March 31, 2012, and have reported negative cash flows from operations over the last five years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature of the industry in which we operate.

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

As of March 31, 2012, we had five full-time employees.  Currently, there are no organized labor agreements or union agreements between us and our employees.

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

Recently Issued Accounting Standards

Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

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

Our net losses for the three months ended March 31, 2012 and 2011 were $284,693 and $149,768, respectively. As of March 31, 2012, we had $63,222 in cash available to finance our operations and a working capital deficit of $1,458,680.  Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception.  We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of securities and recent loans from an officer to satisfy working capital requirements.  We will continue to be dependent upon the proceeds of future private or public offerings to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy.  There can be no assurance that we will be able to raise the necessary capital to continue operations.

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

As a result of our accumulated deficit and deficiency in working capital at March 31, 2012 and other factors, our independent auditors have indicated that there is substantial doubt about our ability to continue as a going concern over the next twelve months. The financial statements do not include any adjustments as a result of this uncertainty.  The going concern qualification may adversely impact our ability to raise the capital necessary for the continuation of operations.

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

The issuance of common stock upon conversion of the Convertible Debentures will cause immediate and substantial dilution.

The issuance of common stock upon conversion of the Convertible Debentures will result in immediate and substantial dilution to the interests of other stockholders since the holder of the Convertible Debentures may ultimately receive and sell the full amount of shares issuable in connection with the conversion of such Convertible Debentures. Although the Convertible Debentures may not be converted if such conversion would cause the holder thereof to own more than 4.99% of our outstanding common stock (subject to 61 days written notice of such holder’s intent to waive such restriction), this restriction does not prevent the holder of the Convertible Debentures from converting some of its holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 4.99% limit. In this way, the holder of the Convertible Debentures could sell more than this limit while never actually holding more shares than this limit allows. If the holder of the Convertible Debentures chooses to do this, it will cause substantial dilution to the then holders of our common stock.

The continuously adjustable conversion price feature of our Convertible Debentures could require us to issue a substantially greater number of shares, which may adversely affect the market price of our common stock and cause dilution to our existing stockholders.

Our existing stockholders will experience substantial dilution of their investment upon conversion of the Convertible Debentures. The Convertible Debentures are convertible into shares of common stock at various conversion prices discounted against the market price. As a result, the number of shares issuable could prove to be significantly greater in the event of a decrease in the trading price of our common stock, which decrease would cause substantial dilution to our existing stockholders. As sequential conversions and sales take place, the price of our common stock may decline, and if so, the holder of the Convertible Debentures would be entitled to receive an increasing number of shares, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, which would cause additional dilution to our existing stockholders and would likely cause the value of our common stock to decline.

The continuously adjustable conversion price feature of our Convertible Debentures may encourage the holder of the Convertible Debentures to sell short our common stock, which could have a depressive effect on the price of our common stock.

The Convertible Debentures are convertible into shares of our common stock at various conversion prices discounted against the market price. The significant downward pressure on the price of our common stock as the holder of the Convertible Debentures converts and sells material amounts of our common stock could encourage investors to short sell our common stock. This could place further downward pressure on the price of our common stock. In addition, not only the sale of shares issued upon conversion of the Convertible Debentures, but also the mere perception that these sales could occur, may adversely affect the market price of our common stock.

The price of our common stock may be volatile.

In the past several years, technology stocks have experienced high levels of volatility and significant declines in value from their historic highs. The trading price of our common stock may fluctuate substantially. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;
•	significant volatility in the market price and trading volume of software companies;
•	actual or anticipated changes in our earnings or fluctuations in our operating results;
•	actual or anticipated changes in the expectations of securities analysts;
•	announcements of technological innovations, new solutions, strategic alliances or significant agreements by us or by our competitors;
•	general economic conditions and trends;
•	major catastrophic events;
•	sales of large blocks of our stock; or
•	recruitment or departures of key personnel.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business.

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

Item 2. Unregistered Sales of Equity Securities.

On January 6, 2012, CCI issued 744,561 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $11,147, which consisted of $10,000 of principal and $1,147 of accrued interest. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On January 12, 2012 CCI issued 730,771 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $5,334, which consisted of $5,000 of principal and $334 of accrued interest. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On January 25, 2012 the Company issued 2,000,000 shares of common stock to a law firm for legal services rendered. The total fair value of the common stock was $20,000 based on the closing price of the Company’s common stock on the date of grant.

On January 31, 2012 CCI issued 481,569 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $3,226, which consisted of $3,000 of principal and $226 of accrued interest. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On January 31, 2012 the Company issued 100,000 shares of common stock to a consultant for valuation services rendered. The total fair value of the common stock was $800 based on the closing price of the Company’s common stock on the date of grant.

On March 6, 2012, CCI issued 3,000,000 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $15,000, which consisted of $15,000 of principal. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On March 29, 2012, CCI issued 3,191,489 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $15,000, which consisted of $15,000 of principal. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On April 2, 2012, The Company issued a total of 607,808 shares of common stock in satisfaction of total subscriptions payable of $5,490 amongst two debt holders that elected to convert their outstanding convertible notes payable during the three months ended March 31, 2012.

On April 18, 2012, the Company issued 4,545,455 shares of its $0.001 par value common stock pursuant to a convertible debenture conversion request in the amount of $15,000, which consisted of $15,000 of principal. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On April 20, 2012 the Company converted $7,000 of outstanding debt, consisting of $5,000 of principal and $2,000 of accrued interest pursuant to the terms of a convertible debenture in exchange for 2,121,212 shares of common stock. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On April 26, 2012 the Company converted $15,000 of outstanding debt, consisting of $15,000 of principal, pursuant to the terms of a convertible debenture in exchange for 5,357,143 shares of common stock. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On April 30, 2012 the Company converted $15,000 of outstanding debt, consisting of $15,000 of principal, pursuant to the terms of a convertible debenture in exchange for 4,285,714 shares of common stock. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On May 9, 2012 the Company converted $14,200 of outstanding debt, consisting of $12,500 of principal and $1,700 of interest, pursuant to the terms of a convertible debenture in exchange for 5,259,259 shares of common stock. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On May 15, 2012 the Company converted $11,634 of outstanding debt, consisting of $10,000 of principal and $1,634 of interest, pursuant to the terms of a convertible debenture in exchange for 842,401 shares of common stock. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On May 15, 2012 the Company converted $11,390 of outstanding debt, consisting of $10,000 of principal and $1,390 of interest, pursuant to the terms of a convertible debenture in exchange for 930,209 shares of common stock. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On May 18, 2012 the Company converted $12,522 of outstanding debt, consisting of $10,000 of principal and $2,522 of interest, pursuant to the terms of a convertible debenture in exchange for 1,810,481 shares of common stock. The note was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

All of these shares were issued in reliance upon an exemption from the securities registration afforded by the provisions of Section 4(2) and/or Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

There were a total of eleven (11) convertible debentures that matured between January 1, 2012 and May 21, 2012. The convertible debentures, consisting of total outstanding principal balances of $61,000 are currently in default.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On March 9, 2012, with the approval of the Board of Directors the Company formed a wholly owned subsidiary of one of the Company’s wholly owned subsidiaries, Wytec International, Inc. under the laws of the State of Texas. The entity, named “Wylink, Inc.”, was formed to develop a Registered Links Program, whereby we intend to sell point to point links between two known gps coordinates that make up a part of a backhaul network feeding into a microcell mobile broadband network.

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

COMPETITIVE COMPANIES, INC.

Date: May 21, 2012	By:	/s/ William H. Gray
William H. Gray,
Chief Executive Officer