Form 10-Q
period 2012-06-30
COMPETITIVE COMPANIES INC
filed 2012-08-17
CIK 1161706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2012

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

Yes ☐ No ☒

As of August 8, 2012, there were 267,419,554 shares outstanding of the registrant’s common stock.

COMPETITIVE COMPANIES, INC.

FORM 10-Q

June 30, 2012

PART I – FINANCIAL INFORMATION

COMPETITIVE COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
Assets	(Unaudited)

Current assets:
Cash	$126,331	$142,474
Accounts receivable, net of allowance of $4,100 and $2,800	1,099	1,542
Prepaid expenses	–	20,708
Total current assets	127,430	164,724

Property and equipment, net	7,681	5,651

Other assets:
Deposits	6,753	3,003

Total assets	$141,864	$173,378

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$355,282	$343,430
Accrued expenses	135,486	166,406
Customer deposits	90,343	39,913
Deferred revenues	354,354	4,482
Notes payable	47,006	67,006
Convertible debentures, net of discounts of $194,114 and $174,264	368,886	409,236
Derivative liabilities	390,000	392,519
Total current liabilities	1,741,357	1,422,992

Total liabilities	1,741,357	1,422,992

Stockholders' (deficit):
Preferred stock, $0.001 par value 100,000,000 shares authorized:
Class A convertible, no shares issued and outstanding with no liquidation value	–	–
Class B convertible, 1,495,436 shares issued and outstanding with no liquidation value	1,495	1,495
Class C convertible, 1,000,000 shares issued and outstanding with no liquidation value	1,000	1,000
Common stock, $0.001 par value, 500,000,000 shares authorized, 255,676,545 and 207,837,771 shares issued and outstanding at June 30, 2012 and December 31, 2011	255,676	207,838
Additional paid-in capital	4,887,413	4,682,337
Subscriptions payable 0 shares and 3,910,000 shares at June 30, 2012 and December 31, 2011 respectively	–	34,620
Accumulated (deficit)	(6,745,077)	(6,161,280)
Treasury stock, at cost, -0- and 2,020,000 shares at June 30, 2012 and December 31, 2011, respectively	–	(15,624)
Total stockholders' (deficit)	(1,599,493)	(1,249,614)

Total liabilities and stockholders' (deficit)	$141,864	$173,378

See accompanying notes to financial statements.

COMPETITIVE COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
		(Restated)		(Restated)
Revenue	$19,347	$27,195	$38,894	$68,304
Cost of sales	11,474	15,214	32,116	31,620

Gross profit (loss)	7,873	11,981	6,778	36,684

Expenses:
General and administrative	190,437	84,174	431,883	124,245
Salaries and wages	72,080	83,765	126,897	142,484
Depreciation and amortization	1,087	688	1,877	1,376
Bad debts (recoveries)	–	(4,663)	1,300	(2,163)
Total operating expenses	263,604	163,964	561,957	265,942

Net operating loss	(255,731)	(151,983)	(555,179)	(229,258)

Other income (expense):
Interest expense	(16,249)	(41,058)	(92,521)	(85,394)
Other expenses	(10,147)	–	(10,147)	–
Change in fair market value of derivative liabilities	(16,975)	(51,984)	74,050	(54,628)
Total other income (expense)	(43,371)	(93,042)	(28,618)	(140,022)

Net loss	$(299,102)	$(245,025)	$(583,797)	$(369,280)

Weighted average number of common sharesoutstanding - basic and fully diluted	214,067,377	140,977,992	255,677,129	137,180,249

Net loss per share - basic and fully diluted	$–	$–	$–	$–

COMPETITIVE COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
		(Restated)
Cash flows from operating activities
Net (loss)	$(583,797)	$(369,280)
Adjustments to reconcile net (loss) tonet cash used in operating activities:
Amortization of convertible notes payable discounts	61,030	69,212
Bad debts expense (recoveries)	1,300	(2,163)
Change in fair market value of derivative liability	(74,049)	54,628
Common stock issued for services	53,068	6,200
Depreciation	1,877	1,376
Decrease (increase) in assets:
Accounts receivable	(857)	2,899
Deposits	(3,750)	–
Prepaid expenses	20,708	–
Increase (decrease) in liabilities:
Accounts payable	11,852	223
Accrued expenses	(30,920)	67,839
Customer deposits	50,430	–
Deferred revenues	349,872	(1,985)
Net cash used in operating activities	(143,236)	(171,051)

Cash flows from investing activities
Purchases of property and equipment	(3,907)	–
Net cash used in investing activities	(3,907)	–

Cash flows from financing activities
Proceeds from short term and convertible debts	151,000	164,500
Principal payments on short term and convertible debt	(20,000)	–
Purchase of treasury stock	–	(5,192)
Net cash provided by financing activities	131,000	159,308

Net increase (decrease) in cash	(16,143)	(11,743)
Cash - beginning	142,474	20,124
Cash - ending	$126,331	$8,381

Supplemental disclosures:
Interest paid	$2,317	$2,000
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Value of shares issued for conversion of debt	$171,500	$50,500
Value of shares issued for subscriptions payable	$18,996	$–
Reduction of subscription payable upon transfer of treasury stock	$–	$30,000
Beneficial conversion feature on short term debt	$–	$67,306
Value of derivative adjustment due to debt conversions	$9,350	$–
Debt discounts	$80,880	$–

See accompanying notes to financial statements.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which are under common control and ownership:

Name of Entity(1)	Form of Entity	State of Incorporation	Relationship(2)	Abbreviated Reference
Competitive Companies, Inc.	Corporation	Nevada	Parent	CCI
Competitive Communications, Inc.(3)	Corporation	California	Subsidiary	COMM
CCI Residential, Inc.(3)	Corporation	California	Subsidiary	CCIR
Innovation Capital Management, Inc.	Corporation	Delaware	Subsidiary	ICMI
Innovation Capital Management, LLC	Limited Liability Corporation	Delaware	Subsidiary	ICML
Wireless Wisconsin, LLC	Limited Liability Corporation	Wisconsin	Subsidiary	WW
Wytec International, Inc.	Corporation	Texas	Subsidiary	WYTECI

(1)Certain non-operational holding companies have been excluded.

(2)All subsidiaries are wholly-owned subsidiaries.

(3)Subsidiary has been inactive since discontinuing its operations in California in 2009.

The consolidated financial statements herein contain the operations of the wholly owned subsidiaries listed above. All significant inter-company transactions have been eliminated in the preparation of these financial statements. The parent company, CCI and subsidiaries, COMM, CCIR, ICMI, ICML, WW and WYTECI will be collectively referred to herein as the “Company”, or “CCI”. The Company's headquarters are located in San Antonio, Texas and substantially all of its customers are Wisconsin and Texas residents. The Company provides dial up and high-speed broadband internet services, mainly to customers in rural markets throughout Wisconsin, San Antonio, TX and Puerto Rico through its Wireless Wisconsin, LLC subsidiary.

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

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

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

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. The Company utilizes various types of financing to fund our business needs, including convertible debts with conversion features and other instruments not indexed to our stock. The convertible notes include fluctuating conversion rates. The Company uses a lattice model for valuation of the derivative. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and then re-valued periodically, but at least annually, with changes in the fair value reported in income in accordance with ASC 815. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net cash settlement of the derivative instrument could be required within the 12 months of the balance sheet date.

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation on January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Common stock issued for services and compensation was $53,068 and $6,200 for the six months ended June 30, 2012 and 2011, respectively.

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

Note 2 – Fair Value of Financial Instruments

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

The Company’s derivative liabilities are measured at fair value and are classified as Level 2 in the fair value hierarchy.

Note 3 – Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2012	2011

Telecommunication equipment and computers	$3,368	$4,611
Furniture and fixtures	14,086	9,150
	17,454	13,761
Less accumulated depreciation	(9,773)	(8,110)
	$7,681	$5,651

Depreciation expense totaled $1,877 and $1,376 for the six months ending June 30, 2012 and 2011, respectively.

Note 4 – Notes Payable

Notes payable consists of the following at June 30, 2012 and 2011, respectively:

	June 30,	December 31,
	2012	2011

Unsecured promissory note carries an 8% interest rate, matured on March 2, 2010. Currently in default.	$30,000	$30,000

Unsecured promissory note carries an 8% interest rate, matured on June 15, 2009. The note was repaid to the note holder with available cash.	–	10,000

Unsecured promissory note carries an 8% interest rate, matured on June 15, 2009 The note was repaid to the note holder with available cash.	–	10,000

Unsecured note payable to a stockholder, with interest at 8%, and monthly principal and interest payments of $683, matured on February 23, 2011. Currently in default.	17,006	17,006
Total notes payable	$47,600	$67,006

The Company recorded interest expense on notes payable in the amount of $339 and $2,682 for the six months ended June 30, 2012 and 2011, respectively.

Note 5 – Convertible Debentures

The Company has issued unsecured convertible promissory notes at various times from 2008 through 2012. During the first six months of 2012, the Company issued convertible promissory notes totaling $151,000. The notes bear interest at rates ranging from 8.0% to 12.5% per annum. The notes mature at various times through February 2013. As of June 30, 2012, notes totaling $374,000 are past their maturity dates and are considered to be in default.

The principal balance of each note is convertible into shares of the Company’s common stock. The conversion terms of each note can vary, but in general, the notes are convertible at a rate equal to a specified percentage (most range from 80% to 90%) of the Company’s average common stock closing price for a short period of time prior to conversion. During the six-month period ended June 30, 2012, a total of $107,000 of these notes were converted to common stock, leaving a remaining principal balance of $563,000 at that date.

Certain convertible promissory notes also carry detachable warrants. As of June 30, 2012, warrants to purchase 13,877,000 shares of the Company’s common stock were outstanding. The warrants have exercise prices ranging from $0.003 to $0.021 per share and are exercisable for a two-year period from the grant date

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded a discount of $194,114 and $174,264 for the variable conversion feature and warrants issued in the six months ended June 30, 2012 and year ended December 31, 2011 respectively. The discounts will be amortized to interest expense over the term of the debentures. The Company recorded $75,332 and $69,212 of interest expense pursuant to the amortization of the note discounts during the six months ended June 30, 2012 and 2011, respectively.

In accordance with ASC 815-15, the Company determined that the variable conversion feature and the warrants and shares to be issued represented embedded derivative features, and these are shown as derivative liabilities on the balance sheet. The Company calculated the fair value of the compound embedded derivatives associated with the convertible debentures utilizing a lattice model.

Note 6 – Derivative Liabilities

As discussed in Note 5 under Convertible Debentures, the Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. As of June 30, 2012, the number of shares of common stock issuable upon conversion of promissory notes and warrants exceeds the Company’s maximum number of authorized common shares. Due to the fact that the number of shares of common stock issuable exceeds the Company’s authorized share limit, the equity environment is tainted and all additional convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date.

The estimated change in the fair market value of the derivative liabilities totaled $74,050 for the six months ended June 30, 2012.

Note 7 – Changes in Stockholders’ Equity (Deficit)

The Company has 500,000,000 authorized shares of common stock and 100,000,000 authorized shares of preferred stock.

During the six-month period ended June 30, 2012, the Company issued 30,823,160 shares of common stock as a result of conversion of $107,000 of convertible notes’ principal, plus accrued interest.

During the six-month period ended June 30, 2012, the Company issued 4,050,000 shares of common stock in exchange for legal and consulting services.

During the six-month period ended June 30, 2012, the Company issued 2,627,808 shares of treasury stock and common stock in exchange for a subscription payable of $34,620.

Note 8– Subsequent Events

In July 2012, the Company issued 12,045,455 shares of common stock as a result of conversion of $35,000 of convertible notes’ principal.

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

The telecommunications products and services provided by us and our subsidiaries include web hosting, e-mail services, dial-up, DSL and wireless internet services to rural residential and retail business users. It is our intention in the future to include “mobile” 4G services to our current customers as well as expand to new customers beyond our rural markets.

Overview of Current Operations

We continue to shift our focus to more contemporary revenue sources, such as, web hosting, dial-up, wireless and DSL internet services with our most recent focus on Mobile 4G services utilizing LMDS as a backhaul solution.

On November 8, 2011, the Company acquired Wytec International, Inc., a non-operational company that currently owns five U.S. patents involved directly in LMDS. Though the patents would be considered unusable in the Company’s current LMDS deployment, the Company intends to develop the technology for usage in future LMDS network. Thus far, there have been no operations conducted with Wytec International, Inc. and the only current impact on our statement of operations is from the acquisition, amortization and subsequent impairment of the intangible assets.

On March 9, 2012, with the approval of the Board of Directors the Company formed a wholly owned subsidiary of one of the Company’s wholly owned subsidiaries, Wytec International, Inc. under the laws of the State of Texas. The entity, named “Wylink, Inc.”, was formed to develop a Registered Link Program, whereby we intend to sell point to point “Links” between two coordinates making up a portion of our backhaul network subsequently feeding into our microcell mobile broadband network. As of June 30, 2012, Wylink, Inc. had sold twelve (12) Registered Links for a total of $300,000. The sale of our Registered Links are treated as customer deposits and booked as “deferred revenue”. The Registered Link sales will be recognized as earned income when the microcell mobile broadband network equipment can be acquired and placed into operation.

Management continues to seek mergers that will complement our business model and help us grow.

Result of Operations for the Six Months Ended June 30, 2012 and 2011

The operating results of the six month period ended June 30, 2011 have been restated for previously unrecognized embedded derivative accounting treatment related to certain convertible promissory notes obtained in 2010 and 2011. These restatements are reflected in the comparative data for the six months ended June 30, 2011.

Revenues

Revenues for the six months ended June 30, 2012 was $38,894 compared to revenues of $68,304 for the six months ended June 30, 2011. This resulted in a decrease in revenues of $29,410 or 43% due to the loss of market share to competing companies from cellular and satellite based technologies. We are currently expanding our product lines to increase our revenues through alternative means, such as, “mobile” 4G services and the establishment of a Registered Links Program, whereby we intend to sell point to point links between two known GPS coordinates that make up a part of a backhaul network feeding into a microcell mobile broadband network.

Cost of sales

Cost of sales for the six months ended June 30, 2012 was $32,116, an increase of $496, or 2%, from $31,620 for the six months ended June 30, 2011. Our cost of sales increased primarily due to costs incurred in the preparation of our forthcoming Registered Links Program from which we have not yet realized revenues.

Gross profit as a percentage of revenue

Gross profit as a percentage of revenue decreased from 54% from the six months ended June 30, 2011 to 17% for the six months ended June 30, 2012. Gross profit as a percentage of revenue decreased due to our inability to reduce cost of sales on the same scale as our reduction in revenues. Our fixed costs supporting the infrastructure of our web hosting, e-mail services, dial-up, DSL and wireless internet services are unable to be reduced at the same rate our revenues have declined.

General and Administrative expenses

General and administrative expenses were $431,883 for the six months ended June 31, 2012, as compared to $124,245 for the six months ended June 30, 2011. This resulted in an increase of $307,638 or 248%. The increase in our general and administrative expenses was largely a result of developing new technologies that we expect will help increase future revenues and due to increased costs associated with our accounting for embedded derivatives within our convertible debentures and costs incurred in the acquisition of our wholly owned subsidiary, Wytec International, Inc. and the related patent technologies.

Salaries and Wages

Salary and wage expenses were $126,897 for the six months ended June 30, 2012, versus $142,484 of salary and wage expenses for the six months ended June 30, 2011, which resulted in a decrease of $15,587, or 11%.

Depreciation

Depreciation expenses were $1,877 for the six months ended June 30, 2012, compared to $1,376 for the six months ended June 30, 2011, resulting in an increase of $501, or 36%. The decrease is principally due to certain assets reaching the end of their depreciable life cycle in 2011 and being replaced in 2012.

Bad Debts

Bad debts for the six months ended June 30, 2012 were $1,300 as compared to recoveries of $2,163 for the same period in 2011, which resulted in an increase of $3,463 or 160%. Our increase in bad debts expense for the six months ended June 30, 2012 was largely due to our revenues decreasing and the corresponding reduction of aged receivables that we allow for in our allowance for doubtful accounts.

Net Operating (Loss)

The net operating loss for the six months ended June 30, 2012 was $555,179, compared to a net operating loss of $229,258 for the six months ended June 30, 2011. This resulted in an increase of $325,921, or 142% when compared to the same period of 2011. Our net operating loss increased primarily due to our increase in general and administrative expenses related to increased costs associated with our accounting for embedded derivatives within our convertible debentures and costs incurred in the acquisition of our wholly owned subsidiary, Wytec International, Inc. and the related patent technologies.

Interest expense

Interest expense for the six months ended June 30, 2012 was $92,521, compared to $85,394 for the six months ended June 30, 2011. This resulted in an increase of $7,127, or 8% compared to the same period in 2011. The increase was primarily due to our increased convertible debentures held during the six months ended June 30, 2012, compared to the six months ended June 30, 2011.

Change in fair market value of derivative liabilities

Change in fair market value of derivative liabilities for the six months ended June 30, 2012 was $74,050 compared to ($54,628) for the six months ended June 30, 2011. The resulting difference of $128,678 was due to the change in fair market value.

Net Loss

The net loss for the six months ended June 30, 2012 was $583,797, compared to a net loss of $369,280 for the six months ended June 30, 2011. This resulted in an increased net loss of $214,517, or 58%, compared to the same period in 2011. Our net loss increased primarily due to our increase in general and administrative expenses related to increased costs associated with our accounting for embedded derivatives within our convertible debentures and costs incurred in the acquisition of our wholly owned subsidiary, Wytec International, Inc. and the related patent technologies.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for operations. As of June 30, 2012, we had a working capital (deficit) of ($1,613,927). Part of the working capital deficit is due to approximately $416,000 of convertible and promissory notes payable that are currently in default and are classified as current liabilities in the accompanying consolidated balance sheet. The company plans to remedy the defaults through conversions or through repayments once future financing is secured.

During the six months ended June 30, 2012 the Company received a total of $151,000 from a total of two private lenders in exchange for unsecured convertible promissory notes at various dates from April 26, 2012 through June 26, 2012. The convertible promissory notes carry a 12.5% and 8% interest rate and mature 179 days from the origination date at various dates between January 16, 2013 and February 23, 2013. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (90%)  of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.

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

As of June 30, 2012, our cash balance was $126,331. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $6,745,077 and a working capital deficit of $1,613,927 at June 30, 2012, and have reported negative cash flows from operations over the last five years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature of the industry in which we operate.

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

Expected purchase or sale of significant equipment.

We do not anticipate the purchase or sale of any significant equipment as such items are not required by us at this time.

Significant changes in the number of employees.

As of June 30, 2012, we had five full-time employees. Currently, there are no organized labor agreements or union agreements between us and our employees.

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

Recently Issued Accounting Standards

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities.

During the six-month period ended June 30, 2012, the Company issued 30,823,160 shares of common stock as a result of conversion of $107,000 of convertible notes’ principal, plus accrued interest.

During the six-month period ended June 30, 2012, the Company issued 4,050,000 shares of common stock in exchange for legal and consulting services.

During the six- month period ended June 30, 2012 the company issued 607,808 common stock in exchange for a subscription payable of $5,490.

All of these shares were issued in reliance upon an exemption from the securities registration afforded by the provisions of Section 4(2) and/or Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

There were no defaults on senior securities during the period ended June 30, 2012.

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

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002 *

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document.**

101.SCH	XBRL Schema Document.**

101.CAL	XBRL Calculation Linkbase Document.**

101.DEF	XBRL Definition Linkbase Document.**

101.LAB	XBRL Labels Linkbase Document.**

101.PRE	XBRL Presentation Linkbase Document.**

* Filed herewith.

**Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPETITIVE COMPANIES, INC.

Company Name

By:	/s/ William H. Gray
William H. Gray
Chief Executive Officer

Date: August 17, 2012

