Form 10-Q
period 2012-09-30
COMPETITIVE COMPANIES INC
filed 2012-11-13
CIK 1161706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30 , 2012

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

As of November 9, 2012, there were 305, 539, 045 shares outstanding of the registrant’s common stock.

COMPETITIVE COMPANIES, INC.

FORM 10-Q

September 30, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

COMPETITIVE COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$81,502	$142,474
Accounts receivable, net of allowance of $4,100 and $2,800	1,142	1,542
Prepaid expenses	5,000	20,708
Total current assets	87,644	164,724

Property and equipment, net	15,059	5,651

Other assets:
Investment in securities	1,100	–
Deposits	5,804	3,003

Total assets	$109,607	$173,378

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$76,694	$343,430
Accrued expenses	213,608	166,406
Customer deposits	51,343	39,913
Deferred revenues	481,854	4,482
Notes payable	47,006	67,006
Convertible debentures, net of discounts of $194,114 and $174,264	365,886	409,236
Derivative liabilities	335,000	392,519
Total current liabilities	1,571,391	1,422,992

Total liabilities	1,571,391	1,422,992

Stockholders' (deficit):
Preferred stock, $0.001 par value 100,000,000 shares authorized:
Class A convertible, no shares issued and outstanding with no liquidation value	–	–
Class B convertible, 1,495,436 shares issued and outstanding with no liquidation value	1,495	1,495
Class C convertible, 1,000,000 shares issued and outstanding with no liquidation value	1,000	1,000
Common stock, $0.001 par value, 500,000,000 shares authorized, 291,621,096 and 207,837,771 shares issued and outstanding at September 30, 2012 and December 31, 2011	291,621	207,838
Additional paid-in capital	4,944,468	4,682,337
Subscriptions payable, 0 shares and 3,910,000 shares at September 30, 2012 and December 31, 2011 respectively	–	34,620
Accumulated (deficit)	(6,700,368)	(6,161,280)
Treasury stock, at cost, -0- and 2,020,000 shares at September 30, 2012 and December 31, 2011, respectively	–	(15,624)
Total stockholders' (deficit)	(1,461,784)	(1,249,614)

Total liabilities and stockholders' (deficit)	$109,607	$173,378

See accompanying notes to financial statements.

COMPETITIVE COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
		(Restated)		(Restated)
Revenue	$33,821	$30,106	$65,380	$98,410
Cost of sales	15,803	14,939	48,129	46,559

Gross profit (loss)	18,018	15,167	17,251	51,851

Expenses:
General and administrative	193,501	63,157	622,895	187,402
Salaries and wages	114,229	69,103	241,126	211,587
Depreciation and amortization	975	688	2,634	2,064
Bad debts (recoveries)	–	400	1,300	(1,763)
Total operating expenses	308,705	133,348	867,955	399,290

Net operating loss	(290,687)	(118,181)	(850,704)	(347,439)

Other income (expense):
Interest income	–	55	–	55
Interest expense	(2,479)	(58,663)	(97,453)	(144,057)
Other income (expense)	282,918	–	280,019	–
Change in fair market value of derivative liabilities	55,000	(98,209)	129,049	(152,837)
Total other income (expense)	335,439	(156,817)	311,615	(296,839)

Net income (loss)	$44,752	$(274,998)	$(539,089)	$(644,278)

Weighted average number of common shares outstanding - basic and fully diluted	274,707,515	158,862,430	242,907,839	144,487,064

Net loss per share - basic and fully diluted	$–	$–	$–	$–

See accompanying notes to financial statements.

COMPETITIVE COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2012	2011
		(Restated)
Cash flows from operating activities
Net (loss)	$(539,089)	$(644,278)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Amortization of convertible notes payable discounts	61,030	119,578
Bad debts expense (recoveries)	1,300	(1,763)
Change in fair market value of derivative liability	(129,049)	152,837
Common stock issued for services	43,068	6,200
Depreciation	2,634	2,064
Decrease (increase) in assets:
Accounts receivable	(899)	3,070
Deposits	(2,801)	–
Interest receivable	–	(55)
Prepaid expenses	15,708	–
Increase (decrease) in liabilities:
Accounts payable	(266,736)	3,692
Accrued expenses	47,202	94,373
Customer deposits	11,430	–
Deferred revenues	477,372	(2,540)
Net cash used in operating activities	(278,830)	(266,822)

Cash flows from investing activities
Purchases of property and equipment	(12,042)	–
Purchases of securities	(1,100)	–
Purchases of notes receivable investments	–	(22,315)
Net cash used in investing activities	(13,142)	(22,315)

Cash flows from financing activities
Proceeds from short term and convertible debts	251,000	288,000
Principal payments on short term and convertible debt	(20,000)	–
Purchase of treasury stock	–	(5,192)
Net cash provided by financing activities	231,000	282,808

Net decrease in cash	(60,972)	(6,329)
Cash - beginning	142,474	20,124
Cash - ending	$81,502	$13,795

Supplemental disclosures:
Interest paid	$97,453	$2,000
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Value of shares issued for conversion of debt	$274,500	$79,000
Value of shares issued for subscriptions payable	$34,620	$36,433
Beneficial Conversion Feature on short term debt	$–	$146,560
Value of derivative adjustment due to debt conversions	$9,350	$–
Debt discounts	$80,880	$–

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

Revenue Recognition

Our only source of revenue currently is through the Company’s subsidiary, Wireless Wisconsin, LLC, where we provide high speed wireless Internet connections to residents in rural communities, as well as some dial-up internet services to businesses and residents within various markets throughout rural Wisconsin. Our revenue is recognized when persuasive evidence of an arrangement exists; delivery of our services has occurred; our price to our customer is fixed or determinable; and collectability of the sales price is reasonably assured. As such, we recognize revenues from our dial-up and broadband internet services in the month in which we provide services. Services provided but not billed by the end of the year are reflected as unbilled receivables in the accompanying consolidated balance sheets; likewise, services billed in advance for future months are reflected in deferred revenues in the accompanying consolidated balance sheets.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

Fair Value of Financial Instruments

Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts payable, notes payable, and accrued expenses reported on the balance sheets are estimated by management to approximate fair value primarily due to the short term nature of the instruments.

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. The Company utilizes various types of financing to fund our business needs, including convertible debts with conversion features and other instruments not indexed to our stock. The convertible notes include fluctuating conversion rates. The Company uses a lattice model for valuation of the derivative described in Note 6. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and then re-valued periodically, but at least annually, with changes in the fair value reported in income in accordance with ASC 815. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net cash settlement of the derivative instrument could be required within the 12 months of the balance sheet date.

Stock-Based Compensation

Common stock issued for services and compensation was $43,068 and $6,200 for the nine months ended September 30, 2012 and 2011, respectively.

Recent Accounting Pronouncements

The Company has reviewed the updates issued by the Financial Accounting Standards Board (“FASB”) during the nine-month period ended September 30, 2012, and determined that the updates are either not applicable to the Company or will not have a material impact on the Company.

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

The Company’s derivative liabilities are measured at fair value and are classified as Level 2 in the fair value hierarchy.

Note 3 – Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2012	2011

Telecommunication equipment and computers	$12,506	$4,611
Furniture and fixtures	13,301	9,150
	25,807	13,761
Less accumulated depreciation	(10,748)	(8,110)
	$15,059	$5,651

Depreciation expense totaled $2,634 and $2,064 for the nine months ending September 30, 2012 and 2011, respectively.

Note 4 – Notes Payable

Notes payable consists of the following at September 30, 2012 and 2011, respectively:

	September 30,	December 31,
	2012	2011

Unsecured promissory note carries an 8% interest rate, matured on March 2, 2010. Currently in default.	$30,000	$30,000

Unsecured promissory note carries an 8% interest rate, matured on June 15, 2009. The note was repaid in 2012.	–	10,000

Unsecured promissory note carries an 8% interest rate, matured on June 15, 2009 The note was repaid in 2012.	–	10,000

Unsecured note payable to a stockholder, with interest at 8%, and monthly principal and interest payments of $683, matured on February 23, 2011. Currently in default.	17,006	17,006
Total notes payable	$47,006	$67,006

The Company recorded interest expense on notes payable in the amount of $7,916 and $4,043 for the nine months ended September 30, 2012 and 2011, respectively.

Note 5 – Convertible Debentures

The Company has issued unsecured convertible promissory notes at various times from 2008 through 2012. During the first nine months of 2012, the Company issued convertible promissory notes totaling $251,000. The notes bear interest at rates ranging from 8.0% to 12.5% per annum. The notes mature at various times through June 2013.

The principal balance of each note is convertible into shares of the Company’s common stock. The conversion terms of each note can vary, but in general, the notes are convertible at a rate equal to a specified percentage (most range from 80% to 90%) of the Company’s average common stock closing price for a short period of time prior to conversion. During the nine-month period ended September 30, 2012, a total of $274,500 of these notes were converted to common stock, leaving a remaining principal balance of $560,000 at that date.

Certain convertible promissory notes also carry detachable warrants. As of September 30, 2012, warrants to purchase 14,277,000 shares of the Company’s common stock were outstanding. The warrants have exercise prices ranging from $0.003 to $0.021 per share and are exercisable for a two-year period from the grant date.

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded a discount of $194,114 and $174,264 for the variable conversion feature and warrants issued in the nine months ended September 30, 2012 and year ended December 31, 2011 respectively. The discounts will be amortized to interest expense over the term of the debentures. The Company recorded $61,030 and $119,578 of interest expense pursuant to the amortization of the note discounts during the nine months ended September 30, 2012 and 2011, respectively.

Note 6 – Derivative Liabilities

As discussed in Note 5 under Convertible Debentures, the Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. As of September 30, 2012, the number of shares of common stock issuable upon conversion of promissory notes and warrants exceeds the Company’s maximum number of authorized common shares. Due to the fact that the number of shares of common stock issuable exceeds the Company’s authorized share limit, the equity environment is tainted and all additional convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date.

In accordance with ASC 815-15, the Company determined that the variable conversion feature and the warrants and shares to be issued represented embedded derivative features, and these are shown as derivative liabilities on the balance sheet. The Company estimated the fair value of the compound embedded derivatives associated with the convertible debentures at September 30, 2012 and 2011.

The estimated change in the fair market value of the derivative liabilities totaled $129,049 and ($152,837) for the nine months ended September 30, 2012 and 2011 respectively.

Note 7 – Changes in Stockholders’ Equity (Deficit)

During the nine-month period ended September 30, 2012, the Company issued 77,105,517 shares of common stock as a result of conversion of $274,500 of convertible notes’ principal, plus accrued interest.

During the nine-month period ended September 30, 2012, the Company issued 4,050,000 shares of common stock in exchange for legal and consulting services.

During the nine-month period ended September 30, 2012, the Company issued 2,627,808 shares of treasury stock and common stock in exchange for a subscription payable of $34,620.

Note 8 – Subsequent Events

In October 2012, the Company issued 13,915,949 shares of common stock as a result of conversion of $29,000 of convertible notes’ principal.

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

The telecommunications products and services provided by us and our subsidiaries include web hosting, e-mail services, dial-up, DSL, and wireless internet services to rural residential and retail business users. It is our intention in the future to include “mobile” 4G services to our current customers as well as expand to new customers beyond our rural markets.

Overview of Current Operations

We continue to shift our focus away from our past revenue sources, such as, web hosting, dial-up, wireless and DSL and fixed wireless internet services to the design, development and implementation of 4G mobile WiFi with special concentration in developing offload services for carriers within the Central Business District (CBD) of tier one and tier two cities across North America.

On November 8, 2011, the Company acquired Wytec International, Inc., a non-operational company along with five U.S. patents related to Local Multipoint Distribution Service (LMDS). LMDS deal primarily in the transmission of point-to-point and point-to-multipoint data distribution utilizing millimeter wave spectrum. Though the patents are currently unusable in the Company’s current 4G backhaul configuration, the Company intends to develop the technology for usage in future 4G millimeter backhaul deployments. Millimeter links are now utilized as the predominate choice in gigabyte data transmission in support of 4G network deployments.

On March 9, 2012, with the approval of the Board of Directors the Company formed a wholly owned subsidiary of one of the Company’s wholly owned subsidiaries, Wytec International, Inc. under the laws of the State of Texas. The entity, named “Wylink, Inc.”, was formed to market the sale of millimeter wave spectrum in the licensed 70 & 80 Gigahertz frequency channels. The FCC has developed a unique application program giving the ability for qualified applicants to own millimeter spectrum under a program known as the Registered Link Program. The Company intends to sell point-to-point “Registered Links” as part of its backhaul solution in support of the Company’s 4G WiFi network. As of September 30, 2012, Wylink, Inc. had sold nineteen (19) Registered Links for a total of $475,000. The sale of our Registered Links are treated as customer deposits and booked as “deferred revenue” and are included in the Company’s cash flow statement.

On September 7, 2012, with the approval of the Board of Directors of Wytec International, Inc., the Company entered into a definitive agreement with General Patent Corporation (GPC) to form a Delaware Limited Liability Corporation, Wytec LLC, for the purpose of transferring the ownership of our five patents originally owned by Wytec International into the new LLC entity. GPC will act as the General Partner of the corporation and will assist in the monetization of the five patents.

Management now focuses its primary business direction to the development of 4G mobile broadband networks capable of delivering 100 Mbps to mobile devices and utilized as a multi-carrier “offload” solution. The Company intends to construct at least ten (10) Central Business District (CBD) operations within North America by year end 2013.

Result of Operations for the Nine Months Ended September 30, 2012 and 2011

The operating results of the nine month and three month periods ended September 30, 2011 have been restated for previously unrecognized embedded derivative accounting treatment related to certain convertible promissory notes obtained in 2010 and 2011. These restatements resulted in an increase to net loss of $152,837 and $98,209 and are reflected in the comparative data for the nine months and three months ended September 30, 2011 respectively.

Results of the three month period ended September 30, 2012 did not include any notable items, other than the write-off of accounts payable balances as described below.

Revenues for the nine months ended September 30, 2012 was $65,380 compared to revenues of $98,410 for the nine months ended September 30, 2011. This resulted in a decrease in revenues of $33,030 or 34% due to the loss of market share to competing companies from cellular and satellite based technologies. We are currently expanding our product lines to increase our revenues through alternative means, such as, “mobile” 4G services and the establishment of a Registered Links Program, whereby we intend to sell point to point links between two known GPS coordinates that make up a part of a backhaul network feeding into a microcell mobile broadband network.

Cost of sales for the nine months ended September 30, 2012 was $48,129, an increase of $1,570, or 3%, from $46,599 for the nine months ended September 30, 2011. Our cost of sales increased primarily due to costs incurred in the preparation of our forthcoming Registered Links Program from which we have not yet realized revenues.

Gross profit as a percentage of revenue decreased from 53% from the nine months ended September 30, 2011 to 26% for the nine months ended September 30, 2012. Gross profit as a percentage of revenue decreased due to our inability to reduce cost of sales on the same scale as our reduction in revenues. Our fixed costs supporting the infrastructure of our web hosting, e-mail services, dial-up, DSL and wireless internet services are unable to be reduced at the same rate our revenues have declined.

Other income increased during the nine months ended September 30, 2012 due to the write-off of account payable balances that could not be supported and were no longer deemed to be liabilities.

General and administrative expenses were $622,895 for the nine months ended September 30, 2012, as compared to $187,402 for the nine months ended September 30, 2011. This resulted in an increase of $435,495 or 232%. The increase in our general and administrative expenses was largely a result of developing new technologies that we expect will help increase future revenues and due to increased costs associated with our valuation of embedded derivatives within our convertible debentures and costs incurred in the acquisition of our wholly owned subsidiary, Wytec International, Inc. and the related patent technologies.

Salary and wage expenses were $241,126 for the nine months ended September 30, 2012, versus $211,587 of salary and wage expenses for the nine months ended September 30, 2011, which resulted in an increase of $29,539, or 14%. The increase in salary and wages is due to the increase in compensation of the current employees.

Depreciation expenses were $2,634 for the nine months ended September 30, 2012, compared to $2,064 for the nine months ended September 30, 2011, resulting in an increase of $570, or 28%. The increase is principally due to certain assets reaching the end of their depreciable life cycle in 2011 and being replaced in 2012.

Interest expense for the nine months ended September 30, 2012 was $97,453, compared to $144,057 for the nine months ended September 30, 2011. This resulted in a decrease of $46,604, or 32% compared to the same period in 2011. The decrease was primarily due to our decreased convertible debentures held during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for operations. As of September 30, 2012, we had a working capital (deficit) of ($1,483,747). As of September 30, 2012, $47,006 of convertible and promissory notes payable that are currently in default and are classified as current liabilities in the accompanying consolidated balance sheet. The company plans to remedy the defaults through conversions or through repayments once future financing is secured.

During the nine months ended September 30, 2012 the Company received a total of $251,000 from several private lenders in exchange for unsecured convertible promissory notes at various dates from January 17, 2012 through August 14, 2013. The convertible promissory notes carry a 12.5% and 8% interest rate and mature 179 days from the origination date at various dates between January 16, 2013 and June 30, 2013. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%)  of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.

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

As of September 30, 2012, our cash balance was $81,502. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $6,700,368 and a working capital deficit of $1,483,747 at September 30, 2012, and have reported negative cash flows from operations over the last five years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature of the industry in which we operate.

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

As of September 30, 2012, we had five full-time employees. Currently, there are no organized labor agreements or union agreements between us and our employees.

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

Recently Issued Accounting Standards

The Company has reviewed the updates issued by the Financial Accounting Standards Board (“FASB”) during the nine-month period ended September 30, 2012, and determined that the updates are either not applicable to the Company or will not have a material impact on the Company.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities.

During the nine-month period ended September 30, 2012, the Company issued 35,945,967 shares of common stock as a result of conversion of $274,500 of convertible notes’ principal, plus accrued interest.

All of these shares were issued in reliance upon an exemption from the securities registration afforded by the provisions of Section 4(2) and/or Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

There were no defaults on senior securities during the period ended September 30, 2012.

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

COMPETITIVE COMPANIES, INC.

Date: November 9, 2012	By:	/s/ William H. Gray
William H. Gray, Chief Executive Officer

