Form 10-K
period 2012-12-31
COMPETITIVE COMPANIES INC
filed 2013-03-29
CIK 1161706

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2012, based on a closing price of $0.007 was approximately $2,182,453 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by OTC Bulletin Board).

The number of shares of common stock, $0.001 par value, outstanding on March 05, 2013 was 326,804,045 shares.

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

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.  The factors impacting these risks and uncertainties include, but are not limited to:

•	Our current deficiency in working capital;

•	Increased competitive pressures from existing competitors and new entrants;

•	Inability to market our services to new customers;

•	Inability to locate additional revenue sources and integrate new revenue sources into our organization;

•	Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•	Changes in U.S. generally accepted accounting principles (“GAAP”) or in the legal, regulatory and legislative environments in the markets in which we operate;

•	Consumer acceptance of price plans and bundled offering of our services;

•	Loss of customers or sales weakness;

•	Technological innovations causing our technology to become obsolete;

•	Inability to efficiently manage our operations;

•	Inability to achieve future sales levels or other operating results;

•	Inability of management to effectively implement our strategies and business plan;

•	Inability to protect or commercialize our proprietary technology;

•	Key management or other unanticipated personnel changes;

•	Shareholders may incur substantial dilution in their ownership of us as the result of the issuance of additional securities by us or through the conversion of outstanding convertible notes and the exercise of outstanding warrants;

•	The unavailability of funds for capital or operating expenditures; and

•	The other risks and uncertainties detailed in this report or inherent in our business.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Item 1A. Risk Factors” in this document.

COMPETITIVE COMPANIES, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2012

PART I

Item 1.  Business.

The Company

Competitive Companies, Inc. (the “Company” or “CCI”) was originally incorporated in the state of Nevada in October 2001 and acts as a holding company for its operating subsidiaries, Competitive Communications, Inc., Wytec International, Inc., Wytec International, Inc., Wylink, Inc., Wireless Wisconsin LLC (formerly DiscoverNet, Inc.), Innovation Capital Management, Inc. (ICM) and Innovation Capital Management LLC (ICMLLC) (collectively, the “Subsidiaries”). The Company and its Subsidiaries (sometimes also collectively referred to as “CCI”) are involved in providing next generation fixed and mobile wireless broadband Internet services nationally and internationally to both wholesale and retail customers. However, the Company’s recent developments in municipal and governmental relationships, patent portfolio development and new leadership in key personnel, we are shifting a significant balance of our focus to delivering an aggregation of unique services. These services are in support of the expanding concept of “intelligent/smart city” development. Included in these unique services are the Company’s optimization strategies for assisting municipalities in leveraging current assets for maximum utilization to their communities.

We accomplish these objectives by applying proprietary carrier-grade technology while maintaining a vendor agnostic position. The benefits of this position allow CCI to continually perform its in-depth due-diligence and constantly assess next generation technology. This allows the Company to meet one of its primary Core Values of “delivering tomorrow’s solutions today”.

CCI is currently in high-level discussions with seven U.S. city governments including Columbus, Ohio where the Company is constructing a 4G Wi-Fi Pilot Project in conjunction with the Department of Technology utilizing key buildings in Columbus including the Center of Science and Industry (COSI). This is the second phase of a three phase Project. The first phase, which occurred on December 5, 2012, involved a 4G Wi-Fi “speed test” which resulted in the delivery of mobile 4G Internet speeds in excess of 100 megabits per second (Mbit/s) for high mobility communication to a smart phone and smart device. In addition to its record breaking 4G mobile broadband speeds, CCI’s network infrastructure is capable of delivering bandwidth services ranging from 5 megabits per second up to 1.5 gigabits per second to midsize and large corporate operations located in Tier One, Tier Two, and Tier three cities throughout the United States. CCI deploys next generation millimeter wave technology in the design of its backbone configuration to support its overall network objectives. As a result of our successful 4G speed test, interest was initiated by two major carriers through the City of Columbus requesting additional information on test capabilities. Carrier capability interest included throughput speeds in a mobile environment, load balancing for multiple users and a “seamless” handoff of customer activity with preservation of data collection. The final results are being incorporated into the current WiFi Pilot Program and will help in the ultimate design of a “carrier offload” service.

Wireless Wisconsin, LLC provides high speed wireless Internet connections to residents in rural communities, as well as some dial-up internet services to businesses and residents within various markets throughout rural Wisconsin.  We operate in both a regulated and non-regulated environment. Our current plan now includes the delivery of 4G mobile broadband services via WiFi in major and rural markets throughout the United States.

Wytec International, Inc. designs, manufactures and installs next generation “proprietary” carrier-class Wi-Fi solutions to Mobile Service Operations (MSO’s), National Telecommunications Operators (NTO’s) and corporate enterprises. Wytec owns five world class patents held in a partnership with General Patent Corporation focused on high capacity millimeter wave technology. The Company plans to develop its future network infrastructure utilizing the third generation of its multi-channeling patented technology known as Causeway III™ representing over fifteen years of design, development and installation. The Company has most recently engaged Southwest Research Institute, one of the largest research facilities in the world, to assist in the design of its next generation of millimeter wave enhancements utilizing multi-channeling technology.

Wylink Inc., a wholly owned subsidiary of Wytec, operates and manages a unique sales organization engaged in the sale of FCC Registered Links participating in the 70 and 80 gigahertz licensed frequency program (the “Program”). The Program allows qualified individuals to own a segment of the “backhaul” infrastructure of the Company’s city-wide business deployment. A total of eight cities have been chosen for initial deployment of the Company’s Registered Link Program. The first market, Columbus, Ohio has most recently sold out of its Registered Links representing 52 Links averaging $25,000 per Link totaling $1,300,000 in sales. Sales for markets two through eight have already begun with enthused participation. Each market is chosen carefully with multiple considerations including local government acceptance and select city participation. Participation includes access point real estate and fiber optics positioning. Wylink’s management estimates Wylink’s total sales for 2013 will be 200 Registered Links in eight markets averaging $28,000 per Link totaling approximately $5,600,000 of projected revenue. There is no assurance, however, as to whether or not Wylink will sell more Registered Links or how many Registered Links Wylink will sell in 2013. Furthermore, with each Registered Link it sells, Wylink incurs liability to provide and install telecommunications equipment at its cost for the Link owner, and monthly lease payments for access to a portion of the Link’s capacity.

Innovation Capital Management, Inc., (“ICM, Inc.”) operates as the Company’s private equity placement division focused on raising capital and developing joint ventures and acquisitions while Innovation Capital Management, LLC (“ICM LLC”) focuses on structuring strategic marketing relationships for the Company’s products and services. ICM is currently managing the issuance of a five (5) million dollar private placement offering for Wytec International, Inc. The offering consists of Convertible Secured Notes of Wytec and is secured by an unperfected security interest in Wytec’s share of net proceeds from the licensing, enforcement and commercial use of its five (5) patents covering Local Multipoint Distribution Service (LMDS) technology. The conversion price is $0.01 per share and the notes bear simple interest at the rate of 12% per annum. As of March 1, 2013, Wytec had issued $430,000 of its convertible notes and expects to fully subscribe the offering by August 2013, although there is no assurance as to how much capital Wytec will raise from its offering of notes.

Products

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

Wytec International, Inc.

Product sales for CCI are performed through its wholly owned subsidiary, Wytec International, Inc. and include proprietary equipment under the Company’s Original Equipment Manufacturer (OEM) relationships. Future equipment sales will include the Company’s patented multi-channeling technology for both licensed and unlicensed spectrum configured for both point to point and point to multipoint network configuration. Primary sales are currently being achieved through Wytec’s wholly owned subsidiary, Wylink, Inc., designed to promote the business opportunity afforded under the FCC 70-80 GHz allocation program. In essence, Wylink promotes and sells the opportunity for a qualified applicant to own and operate its own Registered Link established as a part of the CCI backhaul network. Link Owners receive income from subscribers of the Link including CCI’s commitment to support its Wi-Fi network. To date, Wylink has sold 57 Registered Links at $25,000 per Link representing total sales to date of $1,425,000 with total funded sales of 42 Registered Links at $1,050,000. Each sale consists of point to point OEM equipment, installation and lease for up to 25% of the capacity of the Link. The Company has authorized a total of 200 Links to be sold for the eight selected markets for an average Link price of $28,500 which would represent approximately $5,700,000 in projected Registered Link sales if all 200 links were sold.

Currently CCI’s primary service product consists of Wylink’s FCC Registered Link application and registration service for the 70 and 80 Gigahertz FCC “protected frequency” supporting the backbone of CCI’s 4G Wi-Fi network. In addition to supporting its 4G mobile service, the network provides high capacity Internet to fixed wireless commercial Internet service providers. FCC Registered Links are capable of delivering at least one (1) Gigabyte or more of data throughput to multiple points throughout the network. This enables each point within the network to deliver 100 Mbps or more to the end user including mobile and fixed wireless customers. Service products include 4G Wi-Fi service to Mobile Service Operators (MSO’s), also known as “carriers”, hot spots, hot spot aggregators, hot zones such as special sports events and other large data capacity users.

Wylink, Inc.

As a subsidiary of Wytec International, Inc., Wytec, Inc. was developed as a partnership with General Patent Corporation (GPC) to hold the interest of Wytec’s five (5) world class patents involving multi-channeling technology and to provide protection and enforcement services to the value of its intellectual property. To date, no patent enforcement has been applied to Wytec’s interest in its patent portfolio.

Services

Mobile Service Operator (MSO)

As part of its network infrastructure planning and services to municipal governments, CCI has become a premier participant in the emerging $2.2 billion MSO Offload Services Industry. This Industry has only begun to be recognized over the past few years as a result of the massive data usage created by the continued advancement in smart phones and smart devices. As a result, MSO’s have begun experiencing unprecedented service interruptions (dropped calls) and slower internet speed due to the lack of licensed spectrum necessary to support the additional data demand. As mobile service quality has decreased, MSO’s have begun looking for solutions to overcome the lack of licensed spectrum. For the first time in the history of the telecommunications industry, MSO’s have now accepted unlicensed Wi-Fi spectrum as part of the solution. Thus Wi-Fi offload services have become a serious consideration to address the MSO licensed spectrum shortage.

CCI has embraced the accelerating offload services Industry with the development of its own proprietary Wi-Fi offload service to include both its patented LMDS backhaul technology and its exclusive Original Equipment Manufacturer (OEM) relationships to design, deploy and manage the fastest and most reliable network in America. Preliminary tests have now proven that the resulting CCI network will support end user speeds exceeding 100 Megabits per Second (Mbps) for a mobile device.

Consequently, what was considered a distance choice of consideration; Wi-Fi Offload, has become a primary consideration to remedy the data consumption issue. Carriers such as AT&T have now incorporated the Wi-Fi alternative with the development of more than 20,000 Hot Spots from which to “offload” its data traffic. Most, if not all other carriers, are following suit by offloading their data traffic to Hot Spot Aggregators who have accumulated relationships with multiple Hot Spot locations through data management software. It has been reported that carriers need to “offload” approximately 35% of their data traffic to deliver a quality experience to their 4G customers. Even with the Hot Spot offloading alternative, studies have shown that only about 3% of the 35% offload needs are being accomplished through Hot Spot alternatives.

CCI, through one of its operating subsidiaries, has developed another offloading alternative through the development of a city-wide “carrier-grade” Wi-Fi network utilizing a strategic approach involving a carrier agnostic relationship with city management. This agnostic relationship approach allows the utilization of key access point (AP) locations throughout the city for the expansion of data capacity through micro-cell development essential for carriers to deliver “true” 4G services throughout their entire coverage area. Additionally, it allows CCI to offer the same service to multiple carriers simultaneously through its unique 16 Service Set Identifier (SSID) technology. Currently, no other provider in the U.S. can offer this capability outside of CCI, giving the Company a unique differentiator and barrier to entry from its closest competitor. On December 5, 2012, CCI established a historical event in being the first in the United States to perform a true 4G delivery in Columbus, Ohio by transmitting 117 Mbps of throughput to a mobile device. This has now set the standard and caught the interest of multiple major carriers throughout the United States in considering CCI for its unique offload services. CCI management believes securing carrier interest to the level of securing a Wi-Fi offload service contract could still be a year in development. This is due to the fact that an acceptable business case for carrier offload charges are still in its infancy and requires sophisticated software to establish the case and the price charged for the service. CCI is in the process of developing this software and expects to complete it by the end of the second quarter of 2013.

Internet Services

CCI had been installing and offering high-speed internet service to selected apartment complex customers since May 2002.  It offered high-speed internet access services via DSL.  However, through open access rights provided to cable operators in early 2008, the Company was unable to compete with better capitalized cable providers and discontinued this service in 2009. Today the Company is primarily focused on delivering 4G mobile broadband utilizing millimeter wave technology rural markets across North America.

Principal Suppliers

During the year ended December 31, 2012, CCI, through its various subsidiaries had various suppliers for its dial up and high-speed internet connections offered through Ikano Wholesale.  More specifically, it has contracts with Ikano to supply its DSL and dial-up services while its circuits supporting its wireless access are provided by Charter.

Hot Spots, Hot Spot Aggregators and Hot Zones

New innovations in Wi-Fi have allowed the emergence of Hot Spots, defined generally as small commercial locations such as coffee shops, book stores and other retail locations in which a few or multiple people congregate for a relatively short period of time desiring an Internet connection to communicate or link with social or business needs while away from work. Hot Spots have become exceedingly popular over the past five years and now represent over one million locations across the world and estimated to exceed five million by 2015. Most recently, Hot Spots have become an acceptable data “offload” solution as MSO’s are experiencing an increase in dropped calls and voice degradation. As millions of Hot Spots are created throughout North America and internationally, new operators have emerged called Hot Spot Aggregators merging thousands of Hot Spots together utilizing software integration tools such as “Passport ™”. Passport enables Hot Spot subscribers to “roam” from one Hot Spot to another without losing connection. Though this has become an alternative solution to the MSO’s data capacity issues, it introduces an undesirable problem to the carriers in that when their customer utilizes this type of offload solution, the MSO loses contact with their customer and prevents the collection of valuable data characteristics desired by the MSO. Wi-Fi has also developed attractive options to providing high speed Internet solutions to large areas covering thousands of simultaneous connections for short periods of time such as sporting events, concerts and airports. These are known as Hot Zones and represent a lucrative market for Wi-Fi operators such as CCI. Management is already desined its network configuration to support Hot Spots, Hot Spot Aggregators and Hot Zones with a 1 to 1.5 gigabyte throughput service through its millimeter backhaul design thereby providing its award winning 4G service to all end users including MSO’s. Though CCI could directly work with an individual Hot Spot in providing high capacity Internet (throughput above 25 Mbps per customer), management believes it can secure a contract with one or more Hot Spot Aggregators representing several hundred Hot Spots into one contract.

In January of 2013, CCI contracted the consulting services of McKenna Long & Aldridge (http://www.mckennalong.com/practices-Global-Infrastructure-Public-Private-Partnerships.html) involving a unique Public-Private Partnership Program allowing CCI to rapidly expand its Central Business District deployment plan to include fifteen (15) U.S. cities by the end of 2013. Subsequently, CCI began working with Level 3 Communication to provide fiber optic access to all fifteen selected cities within the same time period. Level 3 Communications provides fiber optic access in 500 global markets in North America, EMEA, Latin America and Asia consisting of more than 100,000 fiber optic route miles.

Commercial Internet Services

Typically fiber optics is the primary delivery mechanism for high capacity Internet throughput exceeding 50 Megabits of Internet service to a commercial customer. With the latest advancement in millimeter wave service, however, a gigabit of Internet throughput is now available to more commercial users not able to receive fiber optic connections. Additionally, CCI is able to substantially reduce the cost of gigabit Internet service to commercial customers as compared to fiber optics due to the low cost of millimeter wave delivery and its unique city relationship program lowering the cost of access location expense. CCI plans to begin its pre-sale program to prospective high capacity Internet users in the first of its eight selected markets targeted to the Central Business District (CBD) in beginning in April of 2013. High capacity service sales will begin with those prospective commercial customers located within the backhaul network utilizing commercial buildings selected through its Registered Link Program. CCI believes that it can sell approximately 400 commercial clients within the eight selected cities averaging $500 per month per client representing total sales in 2013 of $1,800,000. There is no assurance, however, as to the amount of such sales, if any, that will be made by the Company in the future.

Millimeter Wave Technology

Wylink, Inc., a subsidiary of a CCI subsidiary, is in the business of preparing and filing with the Federal Communications Commission (“FCC”), Form 601-FCC Applications for Radio Service Authorization (“Application”) for the purpose of obtaining the use of “millimeter wave” spectrum in the 71-76 GHz, 81-86 GHz and 92-95 GHz bands on a shared basis with Federal Government operations. The FCC adopted a flexible and innovative regulatory framework for the 71-95 GHz bands that would not require traditional frequency coordination among non-Federal Government users. Rights with regard to specific links will be established based upon the date and time of “Link Registration.” Once a license has been obtained under the Registered Link Program, the license holder must register GPS coordinates on a Point to Point Link with an FCC Certified Database Manager to receive FCC frequency protection under the Link registration. Frequency holders may register as many Links as desired but must establish an “operating” link, determined by connecting proper radio equipment at each end of the Link, within one (1) year of registration. Wylink, Inc. performs at its expense the license and registration of Links on behalf of Link Holders and agrees to establish a lease on a minimum portion of its capacity.

Wylink has now organized its operations to 1) prepare and file one or more applications for the 70-80 GHz license, 2) register Link (s) utilizing point to point coordinates, and 3) provide necessary telecommunications equipment to secure FCC frequency protection under the Link Program.

Wylink, Inc. is a wholly owned subsidiary of Wytec International, Inc., a developer and owner of five (5) world class patents directly related to LMDS technology and currently developing its next generation of point to point and point to multipoint millimeter equipment technology in the multiple millimeter frequencies 71-76, 81-86 and 92-95 GHz bands. When it becomes available, Wylink plans to include Wytec International, Inc. along with two (2) other qualified equipment vendors operating in the aforementioned millimeter bands as an equipment supplier for prospective link holders, including its parent company, CCI.

There are currently multiple service providers and bandwidth brokers operating in the millimeter spectrum desiring broadband capacity for delivery on a point to point and point to multipoint connection.

Competition and Market Overview

CCI is transitioning into providing professional, technical and management telecommunications support services to a wide range of market types including municipalities, governments, education, large venues, transportation and similar sectors desirous and/or planning a “Smart/Intelligent” City infrastructure. The telecommunications industry is highly competitive, rapidly evolving, and subject to technology changes. Additionally, there are numerous telecommunications service companies that conduct extensive advertising campaigns to capture market share. CCI believes that the principal competitive factors affecting its business will be the continued advancement of private/public partnership development, competitive pricing levels, network performance, speed and data capacity efficiency, customer service, and the variety of data plans offered. Its ability to compete effectively will depend upon its continued ability to maintain high-quality, market-driven services at prices generally equal to or below those charged by competitors. To maintain a competitive posture, CCI believes that it must be in a position to reduce its prices in order to meet reductions in rates, if any, by others. Any such reductions could reduce profitability and make it cost prohibitive to continue as a going concern. Many of CCI’s current and potential competitors have financial, personnel, and other resources, including brand name recognition, greater than ours, as well as other competitive advantages.

Within the telecommunications industry sector, CCI competes principally with traditional local phone companies serving an area, such as AT&T, BellSouth, and Verizon. While these types of providers have name recognition, CCI utilizes next generation technology to offer competitive pricing in various products and services related to 4G mobile broadband services. The Company is currently marketing these products through Wylink but has not achieved and does not expect to achieve a significant market share for any of its resale services in the short run. Recent regulatory initiatives allow newer local phone companies to connect with traditional local phone company facilities. Although this provides increased business opportunities for CCI, such connection opportunities have been, and likely will continue to be, accompanied by increased pricing flexibility for and relaxation of regulatory oversight of the traditional local telephone companies.

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

Customers

During the years ended December 31, 2012 and 2011, virtually all revenues were derived from internet access services provided by Wireless Wisconsin in Eau Claire, Wisconsin, with total sales in 2011 of $118,941 and $85,889 in 2012. Sales of $727,500 for Registered Link sales in 2012 are deferred at December 31, 2012 until all services to the customer are completed.

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

Personnel

As of December 31, 2012, we had six (6) full-time employees.  Currently, there are no organized labor agreements or union agreements between us and our employees.

Assuming we are able to pursue additional revenue through acquisitions and/or strategic alliances with those companies we have planned for 2013, we anticipate an increase of personnel and may need to hire additional employees. In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate. We believe the use of third-party service providers may enhance our ability to control general and administrative expenses and operate efficiently.

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

The FCC is considering several proposals that would fundamentally alter the basis upon which the Universal Service Fund contributions are determined and the means by which contributions can be recovered from customers .  This may impact our service fees and the ability to recoup these contributions from our customers.

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

Our net operating losses for the years ended December 31, 2012 and 2011 was $1,180,587 and $542,001, respectively.  As of December 31, 2012, we only had $184,195 in cash available to finance our operations and a working capital deficit of $1,653,657.  Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception.  We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of securities, issuances of convertible notes, and recent loans to from an officer to satisfy working capital requirements.  We will continue to be dependent upon the proceeds of future offerings or public offerings to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy.  There can be no assurance that we will be able to raise the necessary capital to continue operations.

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

If we are unable to obtain additional funding, our business operations will be harmed and our existing stockholders may suffer substantial dilution.

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

As a result of our deficiency in working capital at December 31, 2012, and other factors, our auditors have included an explanatory paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments as a result of this uncertainty.  The going concern qualification may adversely impact our ability to raise the capital necessary for the continuation of operations.

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

We must adapt quickly to changes in technology .

Telecommunications is a rapidly evolving technology.  We must keep abreast of this technological evolution.  To do so, we must continually improve the performance, features and reliability of our equipment and related products.  If we fail to maintain a competitive level of technological expertise, then we will not be able to compete in our market.

Our inability to respond timely to technological advances could have an adverse effect on our business .

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

We may not be able to repay our indebtedness .

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

We cannot assure that we will achieve profitability .

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

We cannot assure that we will not incur uninsured liabilities and losses as a result of the conduct of our business.  We generally do not maintain theft or casualty insurance and have modest liability and property insurance coverage, along with workmen’s compensation and related insurance.  However, should uninsured losses occur, our shareholders could lose their invested capital.

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

The loss of the services of any or our management or key executives could adversely affect our business .

Our success is substantially dependent on the performance of our executive officers and key employees.  The loss of an officer or director could have a material adverse impact on us.  We are generally dependent upon our executive officer, William H. Gray, for the direction, management and daily supervision of our operations.

Our ability to protect our intellectual property is uncertain .

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate headquarters are in San Antonio, Texas, where we lease approximately 3,395 square feet of office space for approximately $5,100 per month.  The lease expires on October 31, 2015, and has the Company has the ability to be extended on month to month basis at the end of the current lease term .

Our subsidiary’s operations are located in Eau Claire, Wisconsin, where we lease approximately 860 square feet of office and warehouse space for approximately $800 per month.  The lease expires on September 30, 2013, and we intend to re-lease the space.

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

None.

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

	December 31, 2012		December 31, 2011
	High	Low	High	Low
1 st Quarter	$0.020	$0.005	$0.014	$0.008
2 nd Quarter	$0.019	$0.004	$0.014	$0.004
3 rd Quarter	$0.023	$0.002	$0.021	$0.002
4 th Quarter	$0.012	$0.003	$0.017	$0.007

The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

As of March 05, 2013, there were approximately 674 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of March 05, 2013, there were 326,804,045 shares of common stock outstanding on record.

We have never declared or paid dividends on our Common Stock and have no plan to do so in the immediate future.

Equity Compensation Plan Information

We currently maintain a stock incentive plan in which common stock may be granted to employees, directors, and consultants.   The following table sets forth information as of December 31, 2012, regarding outstanding options granted under the plan and options reserved for future grant under the plan.

Plan Category	Number of shares to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of shares remaining available for future issuance under equity compensation plans

Equity compensation plans approved by stockholders	-0-	-0-	-0-

Equity compensation plans not approved by stockholders	8,672,000	$0.09	1,328,000

Equity compensation plans not approved by stockholders	3,000,000	$0.01	30,000

Total	11,672,000	$0.07	1,358,000

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

Unregistered Issuance of Equity Securities

The following are issuance of securities by us during the fiscal year ending December 31, 2012 in transactions exempt from registration that were not previously included in a Quarterly Report on Form 10-Q or in a 4Q Current Report on Form 8-K, all of which were issued for debt conversions: we issued 20,155,949 shares for conversions of $41,000 of debt from October 1 through December 17, 2012.

Issuer Purchases of Equity Securities

The Company repurchased a total of 2,570,000 of its equity securities during the fourth quarter ended December 31, 2011, of which 2,020,000 shares were on hand as of December 31, 2011. These shares were subsequently sold in January and February of 2012.

There were no similar transactions in 2012.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

For the years ended December 31, 2012 and 2011, we incurred net losses of $1,035,566 and $1,024,814 respectively.  Our accumulated deficit at the end of December 31, 2012 was $7,196,846.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Result of Operations for the Years Ended December 31, 2012 and 2011

Revenues for the year ended December 31, 2012 was $85,889 compared to revenues of $118,941 for the year ended December 31, 2011. This resulted in a decrease in revenues of $33,052, or 28%.  Our revenues decreased in 2012 compared to 2011 due to the loss of market share to competing companies from cellular and satellite based technologies.

Cost of sales for the year ended December 31, 2012 was $59,805, a decrease of $4,641, or 8%, from $55,164 for the year ended December 31, 2011.  Our cost of sales increased primarily due to costs incurred in the preparation of our forthcoming Registered Links Program from which we have not yet recognized revenues.

General and administrative expenses were $872,024 for the year ended December 31, 2012, as compared to $315,187 for the year ended December 31, 2011.  This resulted in an increase of $556,837 or 177%.  The increase in our general and administrative expenses was largely a result of developing new technologies that we expect will help increase future revenues and due to increased costs associated with our valuation of embedded derivatives within our convertible debentures.

Salary and wage expenses were $329,444 for the year ended December 31, 2012, versus $248,200 of salary and wage expenses for the year ended December 31, 2011, which resulted in an increase of $81,244, or 33%.  The increase in salary and wages is due to the increase in compensation of the current employees, along with the addition of higher level employees throughout the Company.

Depreciation and amortization expenses were $3,903 for the year ended December 31, 2012, versus $3,170 for the year ended December 31, 2011, resulting in a decrease of $733 or 23%.  The decreases are principally due to certain assets reaching the end of their depreciable life cycle.  We anticipate the replacement of these assets in the near future as funds become available.

Other income is $321,248 for the year ended December 31, 2012, versus $-0- for the year ended December 31, 2011, resulting in an increase of $321,248 or 100%.  The increases are principally due to the write off of prior years outstanding payables.   We do not anticipate the occurrence of any payable writes offs in the future.

Impairment of intangible assets for the year ended December 31, 2011 was $22,880. Our increase in impairment of intangible assets for the year ended December 31, 2011 is due to uncertainties in our ability to recognize future economic benefit from patents that were acquired in November of 2011 with the acquisition of Wytec International, Inc.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of December 31, 2012, we had a working capital deficit of $1,653,657.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.

In 2011 we received a total of $589,500 in exchange for convertible debentures, coupled with 13,490,000 detachable common stock warrants with strike prices ranging from $0.0030 to $0.0210.

In 2012 we received a total of $491,000 in exchange for convertible debentures, coupled with 11,107,000 detachable common stock warrants with strike prices ranging from $0.0030 to $0.0210.

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

Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $7,196,846 and a working capital deficit of $1,606,419 at December 31, 2012, and have reported negative cash flows from operations over the last five years.  In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Significant Accounting Policies

Revenue Recognition

Our main source of revenue currently is through the Company’s subsidiary, WW. Our revenue is recognized when persuasive evidence of an arrangement exists; delivery of our services has occurred; our price to our customer is fixed or determinable; and collectability of the sales price is reasonably assured. As such, we recognize revenues from our dial-up and broadband internet services in the month in which we provide services. Services provided but not billed by the end of the year are reflected as unbilled receivables in the accompanying consolidated balance sheets; likewise, services billed in advance for future months are reflected in deferred revenues in the accompanying consolidated balance sheets.

A secondary source of revenue is through the Company’s subsidiary, Wylink, where the sales of FCC Registered Links sales, as well as the necessary equipment and installation of the equipment, are sold to qualified individuals. Revenue is recognized once the link has been registered on behalf of the customer and the necessary equipment has been installed and is ready for use.

Property and Equipment

Property and equipment are stated at the lower of cost or estimated net recoverable amount. The cost of property and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

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

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. The Company incurred impairment losses on intangible assets of $-0- and $22,880 for the years ended December 31, 2012 and 2011, respectively.

Derivative Financial Instruments

The Company utilizes various types of financing to fund our business needs, including convertible debts with conversion features and other instruments not indexed to our stock. The convertible notes include fluctuating conversion rates. The Company uses a lattice model for valuation of the derivative described in Note 11. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and then re-valued periodically, with changes in the fair value reported in income in accordance with ASC 815. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net cash settlement of the derivative instrument could be required within the 12 months of the balance sheet date.

Stock-Based Compensation

All share based-based payments to service providers or employees, including grants of employee stock options, are recognized in the income statement based upon their fair values. Stock issued for services and compensation was $31,684 and $34,991 for the year ended December 31, 2012 and 2011, respectively.

Item 8.  Financial Statements and Supplementary Data

COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Competitive Companies, Inc.

We have audited the accompanying consolidated balance sheet of Competitive Companies, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2012, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Competitive Companies, Inc. and subsidiaries as of December 31, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has insufficient working capital and stockholders’ deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Padgett, Stratemann & Co., L.L.P.
San Antonio, Texas

March 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Competitive Companies, Inc.

We have audited the accompanying balance sheet of Competitive Companies, Inc. as of December 31, 2011 and the related statements of operations, changes in stockholders’ (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Competitive Companies, Inc. as of December 31, 2011, and the results of its operations, changes in stockholders’ (deficit) and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

April 16, 2012

COMPETITIVE COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
Assets

Current assets:
Cash	$184,195	$142,474
Accounts receivable, net	1,620	1,542
Prepaid expenses	–	20,708
Total current assets	185,815	164,724

Property and equipment, net	40,335	5,651

Other assets:
Deposits and other assets	6,903	3,003

Total assets	$233,053	$173,378

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$84,610	$343,430
Accrued expenses	169,918	166,406
Customer deposits	–	39,913
Deferred revenues, net of commissions	727,500	4,482
Notes payable	67,006	67,006
Convertible debentures, net	693,796	409,236
Derivative liabilities	96,642	392,519
Total current liabilities	1,839,472	1,422,992

Total liabilities	1,839,472	1,422,992

Stockholders' (deficit):
Preferred stock, $0.001 par value 100,000,000 shares authorized:
Class A convertible, no shares issued and outstanding with no liquidation value	–	–
Class B convertible, 1,495,436 shares issued and outstanding with no liquidation value	1,495	1,495
Class C convertible, 1,000,000 shares issued and outstanding with no liquidation value	1,000	1,000
Common stock, $0.001 par value, 500,000,000 shares authorized, 311,779,045 and 207,837,771 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	311,778	207,838
Additional paid-in capital	5,276,154	4,682,337
Subscriptions payable, 0 shares and 3,910,000 shares at December 31, 2012 and December 31, 2011, respectively	–	34,620
Accumulated (deficit)	(7,196,846)	(6,161,280)
Treasury stock, at cost, -0- and 2,020,000 shares at December 31, 2012 and December 31, 2011, respectively	–	(15,624)
Total stockholders' (deficit)	(1,606,419)	(1,249,614)

Total liabilities and stockholders' (deficit)	$233,053	$173,378

See accompanying notes to financial statements.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2012	2011

Revenue	$85,889	$118,941
Cost of sales	59,805	55,164

Gross profit	26,084	63,777

Expenses:
General and administrative	872,024	315,187
Salaries and wages	329,444	248,200
Depreciation and amortization	3,903	3,170
Bad debts	1,300	16,341
Impairment of intangible assets	–	22,880
Total operating expenses	1,206,671	605,778

Net operating loss	(1,180,587)	(542,001)

Other income (expense):
Interest income	–	238
Interest expense	(232,791)	(212,537)
Other income	321,248	–
Change in fair market value of derivative liabilities	56,564	(270,514)
Total other income (expense)	145,021	(482,813)

Net loss	$(1,035,566)	$(1,024,814)

Weighted average number of common shares outstanding - basic and fully diluted	258,393,503	154,279,533

Net loss per share - basic and fully diluted	$–	$(0.01)

See accompanying notes to financial statements.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	Ended December 31,
	2012	2011

Cash flows from operating activities
Net loss	$(1,035,566)	$(1,024,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible notes payable discounts	199,560	175,368
Bad debts expense (recoveries)	1,300	16,341
Impairment of intangible assets	–	22,880
Change in fair market value of derivative liability	(56,564)	270,514
Common stock issued for services	31,684	34,991
Depreciation and amortization	3,903	3,170
Decrease (increase) in assets:
Accounts receivable	(1,378)	(15,069)
Prepaid expenses	20,708	(17,913)
Increase (decrease) in liabilities:
Accounts payable	(258,820)	(3,112)
Accrued expenses	3,512	95,428
Customer deposits	(39,913)	–
Deposits and other assets	(3,900)	–
Deferred revenues	723,018	(5,070)
Net cash used in operating activities	(412,456)	(447,286)

Cash flows from investing activities
Purchases of property and equipment	(38,587)	–
Payments on acquisition of intangible assets	–	(18,900)
Net cash used in investing activities	(38,587)	(18,900)

Cash flows from financing activities
Proceeds from short term and convertible debts	491,000	589,500
Sale (purchase) of treasury stock	1,764	(964)
Net cash provided by financing activities	492,764	588,536

Net increase in cash	41,721	122,350
Cash - beginning	142,474	20,124
Cash - ending	$184,195	$142,474

Supplemental disclosures:
Interest paid	$232,791	$2,000
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Value of shares issued for conversion of debt	$325,046	$200,033
Shares issued for rescission of Voice Vision agreement	$–	$2,000
Warrants purchased for purchase of intangible assets	$–	$4,398
Treasury stock purchased with common stock payable	$–	$14,580
Value of derivative adjustment due to debt conversions	$320,367	$326,130
Debt discounts	$80,954	$263,543

See accompanying notes to financial statements.

COMPETITIVE COMPANIES, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT)

	Common Stock		Class A Preferred Stock		Class B Preferred Stock		Class C Preferred Stock		Treasury Stock		Additional	Subscriptions	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in	Payable	(Deficit)	(Deficit)
Balance, December 31, 2010	130,263,732	$130,264	–	$–	1,495,436	$1,495	1,000,000	$1,000	–	$–	$4,216,717	$2,000	(5,136,466)	$(784,990)

Shares issued for conversion of debts	75,924,039	75,924	–	–	–	–		–	–	–	124,109	–	–	200,033

Shares issued for services	1,650,000	1,650	–	–	–	–		–	–	–	15,301	18,040	–	34,991

Adjustment to derivative liability due to debt conversions	–	–	–	–	–	–		–	–	–	326,130	–	–	326,130

Purchase of treasury stock	–	–	–	–	–	–		–	2,020,000	(156,524)	80	14,580	–	(964)

Net loss for the year ended December 31, 2011	–	–	–	–	–	–		–	–	–	–	–	(1,024,814)	(1,024,814)

Balance, December 31, 2011	207,837,771	$207,838	–	$–	1,495,436	$1,495	1,000,000	$1,000	2,020,000	(15,624)	$4,682,337	$34,620	(6,161,280)	$(1,249,614)

Shares issued for conversion of debts	97,073,466	97,072	–	–	–	–	–	–	–	–	222,484	5,490	–	325,046

Shares issued for services	4,150,000	4,150	–	–	–	–	–	–	–	–	27,534	–	–	31,684

Shares Issued for Subscription Payable	2,717,808	2,718	–	–	–	–	–	–	–	–	22,812	(25,530)	–	–

Adjustment to derivative liability due to debt conversions	–	–	–	–	–	–	–	–	–	–	320,267	–	–	320,267

Sale of treasury stock	–	–	–	–	–	–	–	–	(2,020,000)	15,624	720	(14,580)	–	1,764

Net loss for the year ended December 31, 2012	–	–	–	–	–	–	–	–	–	–	–	–	(1,035,566)	(1,035,566)

Balance, December 31, 2012	311,779,045	$311,778	–	$–	1,495,436	$1,495	1,000,000	$1,000	–	$–	$5,276,154	$–	$(7,196,846)	$(1,606,419)

See accompanying notes to financial statements.

Note 1 – Nature of Business and Significant Accounting Policies

Description of Business

Through the Company’s subsidiary, Wisconsin Wireless, LLC, the Company’s primary operations consist of providing high speed wireless Internet connections to residents in rural communities, as well as some dial-up internet services to businesses and residents within various markets throughout rural Wisconsin. The Company operates in both a regulated and non-regulated environment.

The Company's headquarters are located in San Antonio, Texas.

Use of Estimates

The preparation of consolidated financial statements in accordance with generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent asset and liabilities at the date of the consolidated financial statements. The reported amounts of revenue and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Actual results could differ significantly from our estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities:

		State of		Abbreviated
Name of Entity (1)	Form of Entity	Incorporation	Relationship (2)	Reference
Competitive Companies, Inc.	Corporation	Nevada	Parent	CCI
Competitive Communications, Inc.(3)	Corporation	California	Subsidiary	COMM
CCI Residential, Inc.(3)	Corporation	California	Subsidiary	CCIR
Innovation Capital Management, Inc.	Corporation	Delaware	Subsidiary	ICMI
Innovation Capital Management, LLC	Limited Liability Corporation	Delaware	Subsidiary	ICML
Wireless Wisconsin, LLC	Limited Liability Corporation	Wisconsin	Subsidiary	WW
Wytec International, Inc.	Corporation	Texas	Subsidiary	WYTECI
Wylink, Inc.	Corporation	Texas	Subsidiary	WYLINK

(1) Certain non-operational holding companies have been excluded.

(2) All subsidiaries are wholly-owned .

(3) Inactive since discontinuing its operations in California in 2009

The consolidated financial statements herein contain the operations of the wholly owned subsidiaries listed above. All significant inter-company transactions have been eliminated in the preparation of these financial statements. The parent company, CCI and subsidiaries will be collectively referred to herein as the “Company”, or “CCI”.

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

Revenue Recognition

Our main source of revenue currently is through the Company’s subsidiary, WW. Our revenue is recognized when persuasive evidence of an arrangement exists; delivery of our services has occurred; our price to our customer is fixed or determinable; and collectability of the sales price is reasonably assured. As such, we recognize revenues from our dial-up and broadband internet services in the month in which we provide services. Services provided but not billed by the end of the year are reflected as unbilled receivables in the accompanying consolidated balance sheets; likewise, services billed in advance for future months are reflected in deferred revenues in the accompanying consolidated balance sheets.

A secondary source of revenue is through the Company’s subsidiary, Wylink, where the sales of FCC Registered Links sales, as well as the necessary equipment and installation of the equipment, are sold to qualified individuals. Revenue is recognized once the link has been registered on behalf of the customer and the necessary equipment has been installed and is ready for use.

Allowance for Doubtful Accounts

We evaluate the allowance for doubtful accounts on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible. The allowance for doubtful accounts was $4,100 and $2,800 at December 31, 2012 and 2011, respectively.

Property and Equipment

Property and equipment are stated at the lower of cost or estimated net recoverable amount. The cost of property and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

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

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. The Company incurred impairment losses on intangible assets of $-0- and $22,880 for the years ended December 31, 2012 and 2011, respectively.

Fair Value of Financial Instruments

FASB ASC 820-10-05 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The carrying amounts of cash, accounts payable and accrued expenses reported on the balance sheets are estimated by management to approximate fair value primarily due to the short term nature of the instruments. The Company had derivative liabilities that required fair value measurement on a recurring basis during the years ended December 31, 2012 and 2011.

Derivative Financial Instruments

The Company utilizes various types of financing to fund our business needs, including convertible debts with conversion features and other instruments not indexed to our stock. The convertible notes include fluctuating conversion rates. The Company uses a lattice model for valuation of the derivative described in Note 11. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and then re-valued periodically, with changes in the fair value reported in income in accordance with ASC 815. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net cash settlement of the derivative instrument could be required within the 12 months of the balance sheet date.

Basic and Diluted Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2012 and 2011, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

All share based-based payments to service providers or employees, including grants of employee stock options, are recognized in the income statement based upon their fair values. Stock issued for services and compensation was $31,684 and $34,991 for the year ended December 31, 2012 and 2011, respectively.

Advertising

We expense advertising costs as they are incurred. These expenses approximated $51,626 and $23,927 for the years ended December 31, 2012 and 2011, respectively, of which $6,700 and $-0- consisted of stock based compensation pursuant to the issuance of a total of 1,000,000 and -0- shares, respectively.

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

Recent Accounting Pronouncements

The Company has reviewed the updates issued by the Financial Accounting Standards Board (“FASB”) during the year ended December 31, 2012, and determined that the updates are either not applicable to the Company or will not have a material impact on the Company.

Note 2 – Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $7,196,846 and a working capital deficit of $1,653,657 at December 31, 2012, and have reported negative cash flows from operations over the previous seven years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months, and we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

Note 3 – Asset Purchase Acquisitions

On November 8, 2011, the Company entered into a stock purchase agreement (“SPA”) with MediaG3, Inc. (“MediaG3”) and its wholly owned subsidiary, Wytec, Incorporated (“Wytec”) (collectively, the “Seller”), pursuant to which CCI agreed to purchase 100% of the outstanding shares of Wytec International, Inc.’s (“Wytec International”) common stock from the Seller in consideration for (1) the issuance of a warrant to MediaG3 to purchase a number of shares of CCI’s common stock equal to a maximum of 45% of CCI’s total issued and outstanding shares of common stock on a fully diluted basis at an exercise price of $0.001 per share, exercisable on a cashless basis, subject to possible downward adjustment (the “Seller Warrant”), and (2) up to $1,000,000 of cash by an investment by CCI into MediaG3 of up to $1,000,000 for shares of the common stock of Media3G in a private placement. The number of shares of CCI common stock underlying the Seller Warrant was determined to be in the amount of 1,820,110 shares on April 9, 2012, based on a market appraisal (the “Valuation Report”) of the intellectual property owned by Wytec (the “Intellectual Property”). The Company has several convertible notes with embedded derivatives which cause the equity environment to be tainted and all convertible notes and warrants are included in the value of the derivative. As such, the warrant payment provided within the asset purchase agreement was included in the determination of our embedded derivative valuation.

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

On August 15, 2011 Ray Powers resigned as President and Director. The Company has not yet appointed a replacement for Mr. Powers. Upon his resignation he was paid a one time payment $2,000 as a consultant.

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

Non-recurring Level 3 assets consist of Notes receivable as adjusted for a non-recurring adjustment of $18,105 for the impairment due to uncertainties regarding the future economic benefit during the year ended December 31, 2011, and the unamortized portion of intangible assets of $22,880 as adjusted on December 31, 2011 for a non-recurring impairment adjustment. Both of these assets were received pursuant to our acquisition of Wytec International, Inc. on November 8, 2011.

The Company’s derivative liabilities are measured at fair value and are classified as Level 3 in the fair value hierarchy. The fair value of the derivative liabilities was $96,642 and $392,519 at December 31, 2012 and 2011, respectively.

Note 6 – Notes Receivable

In September 2011, the Company paid a total of $22,315 on investments in two convertible promissory notes to Mediag3, Inc. (MDGC.PK). The notes are due on demand and carry interest at 10% per annum. The principal and outstanding accrued interest is convertible into common stock of Mediag3, Inc. at a conversion price equal to one tenth of one cent ($0.001) per share. On November 10, 2011 the Company was partially repaid approximately $4,210 of principal when the proceeds were applied as a partial payment on an asset acquisition with Mediag3, Inc. in which Competitive Companies received the right to certain assets called the Wytec Assets. In accordance with ASC 310-10-35-17, we applied normal loan review procedures and determined it was probable all amounts due from our loan would not be collected due to the financial condition of the debtor. As a result, we recognized bad debts expense on the remaining balance of $18,105 during the year ended December 31, 2011.

On October 19, 2011 the Company paid $2,000 to Mediag3, Inc. (MDGC.PK) in exchange for an unsecured convertible promissory note that bears interest at 10% per annum and matures on November 17, 2012. The principal is convertible into shares of common stock at the discretion of the Company at a price equal to one tenth of one cent ($0.001). On November 10, 2011 the Company was repaid in full and the proceeds were applied as a partial payment on an asset acquisition with Mediag3, Inc. in which Competitive Companies received the right to certain assets called the Wytec Assets.

On October 26, 2011 the Company paid $5,000 to Mediag3, Inc. (MDGC.PK) in exchange for an unsecured convertible promissory note that bears interest at 10% per annum and matures on November 24, 2012. The principal is convertible into shares of common stock at the discretion of the Company at a price equal to one tenth of one cent ($0.001). On November 10, 2011 the Company was repaid in full and the proceeds were applied as a partial payment on an asset acquisition with Mediag3, Inc. in which Competitive Companies received the right to certain assets called the Wytec Assets.

We recognized interest income of $238 on these notes receivable during the year ended December 31, 2011.

The following depicts our note receivable activities during the year ended December 31, 2012 and 2011:

	December 31,	December 31,
	2012	2011

September 21, 2011, convertible note receivable due on demand, carrying interest at 10%, convertible into shares of Mediag3, Inc.’s common stock (MDGC.PK) at $0.001 per share.	$10,000	$10.000

September 29, 2011, convertible note receivable due on demand, carrying interest at 10%, convertible into shares of Mediag3, Inc.’s common stock (MDGC.PK) at $0.001 per share. (1)	12,315	12,315

October 19, 2011, convertible note receivable due on demand, carrying interest at 10%, convertible into shares of Mediag3, Inc.’s common stock (MDGC.PK) at $0.001 per share. (2)	2,000	2,000

October 26, 2011, convertible note receivable due on demand, carrying interest at 10%, convertible into shares of Mediag3, Inc.’s common stock (MDGC.PK) at $0.001 per share. (2)	5,000	5,000
Total notes receivable originated	$29,315	$29,315
Notes receivable applied towards purchase price of Wytec International, Inc. (1)(2)	(11,210)	(11,210)
Allowance for doubtful notes receivable due to collection uncertainties	(18,105)	(18,105)
Fair market value of notes receivable	$–	$–

(1)	Accepted partial repayment of $4,210 on note as consideration towards purchase price of Wytec International, Inc. on November 8, 2011 in lieu of cash.
(2)	Accepted complete repayment on note as consideration towards purchase price of Wytec International, Inc. on November 8, 2011 in lieu of cash.

The following is a reconciliation of our purchase of Wytec International, Inc. on November 8, 2011:

Acquisition
Payments

Partial application of payment of September 29, 2011, convertible note receivable in lieu of cash (1)	$4,210
Application of payment of October 19, 2011, convertible note receivable in lieu of cash (2)	2,000
Application of payment of October 26, 2011, convertible note receivable in lieu of cash (2)	5,000
Application of interest receivable on convertible notes receivable in lieu of cash	238
Cash payments	7,452
Total cash component of purchase price	$18,900
Fair value of warrants component of purchase price, 1,820,110 warrants at an exercise price of $0.001 (3)(4)	4,398
Total purchase price of acquisition of Wytec International, Inc. and related patents (5)	$23,298

(1)	Accepted partial repayment of $4,210 on note as consideration towards purchase price of Wytec International, Inc. on November 8, 2011 in lieu of cash.
(2)	Accepted complete repayment on note as consideration towards purchase price of Wytec International, Inc. on November 8, 2011 in lieu of cash.
(3)	Number of warrants determined pursuant to valuation using an Income approach pursuant to the terms of the Wytec International, Inc. acquisition agreement.
(4)	Fair value determined using Lattice Model pursuant to derivative valuations.
(5)	Purchase price was subsequently impaired at December 31, 2011 due to uncertainties regarding the future economic benefit of the patents.

Note 7 – Property and Equipment

Property and equipment consist of the following:

	December 31,
	2012	2011

Telecommunication equipment and computers	$7,497	$4,611
Furniture and fixtures	44,851	9,150
	52,347	13,761
Less accumulated depreciation	(12,013)	(8,110)
	$40,335	$5,651

Depreciation expense totaled $3,903 and $2,752 for the year end of December 31, 2012 and 2011, respectively.

Note 8 – Intangible Assets

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

As of December 31, 2011, the Company has the following amounts related to intangible assets:

	Balance at December 31, 2010	Additions	Amortization	Impairments	Balance at December 31, 2011
Patents	$–	$23,298	$(418)	$(22,880)	$–

During the year ended December 31, 2011, the Company recorded amortization expense related to purchased intangibles of $418, which is included in Depreciation & amortization in the Consolidated Statement of Operations.

No activity occurred in 2012 related to intangible assets.

Note 9– Notes Payable

Notes payable consists of the following at December 31, 2012 and 2011, respectively:

	December 31,	December 31,
	2012	2011

Unsecured promissory note carries an 8% interest rate, matured on March 2, 2010. Currently in default.	$30,000	$30,000

Unsecured promissory note carries an 8% interest rate, matured on June 15, 2009. Currently in default.	10,000	10,000

Unsecured promissory note carries an 8% interest rate, matured on June 15, 2009. Currently in default.	10,000	10,000

Unsecured promissory note carries an 8% interest rate, matured on February 23, 2011. Currently in default.	17,006	17,006
Total notes payable	67,006	67,006
Less: current portion	67,006	67,006
Notes payable, less current portion	$–	$–

The Company recorded interest expense on short term debt in the amount of $5,396 and $5,412 for the years ended December 31, 2012 and 2011 respectively.

Note 10– Convertible Debentures

December 31,
2011

Unsecured convertible promissory note carries an 8.75% interest rate, matured on July 16, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.06 per share, whichever is greater. Currently in default.	$50,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on December 26, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	10,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on December 15, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	10,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on December 15, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	5,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on May 11, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	10,000

Unsecured convertible promissory note carries an 8.75% interest rate, matured on April 30, 2009. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or $0.001 per share, whichever is greater. Currently in default.	5,000

Secured convertible promissory note carried an 8.00% interest rate in the original principal amount of $25,000, matured on February 11, 2011. The principal was convertible into shares of common stock at the discretion of the note holder at a price equal to fifty five percent (55%) of the average of the three lowest trading bid prices of the Company’s common stock over the ten (10) trading days prior to the conversion notice, or the greater of $0.0001 per share. This conversion ratio was modified and amended to thirty seven percent (37%) on May 3, 2011 with the additional funding of another convertible note in the amount of $35,000 with similar terms. The note was secured by a reserve of authorized and issuable shares of three times the number of shares that were actually issuable upon full conversion of the note. The note carried a twenty two percent (22%) interest rate in the event of default, and the debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The debt and accrued interest has been converted into common stock in full as of the end of 2011.	–

Secured convertible promissory note carried an 8.00% interest rate, matured on March 28, 2011. The principal was convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the three lowest trading bid prices of the Company’s common stock over the ten (10) trading days prior to the conversion notice, or the greater of $0.001 per share. This conversion ratio was modified and amended to thirty seven percent (37%) on May 3, 2011 with the additional funding of another convertible note in the amount of $35,000 with similar terms. The note was secured by a reserve of authorized and issuable shares of three times the number of shares that were actually issuable upon full conversion of the note. The note carried a twenty two percent (22%) interest rate in the event of default, and the debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The debt and accrued interest has been converted into common stock in full as of the end of 2011.	–

Unsecured convertible promissory note carries an 8% interest rate, matured on August 24, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.0001 per share, whichever is greater. This conversion ratio was modified and amended to thirty seven percent (37%) on May 3, 2011 with the additional funding of another convertible note in the amount of $35,000 with similar terms. The debt and accrued interest has been converted into common stock in full as of the end of 2011.	–

Unsecured convertible promissory note carries an 8% interest rate, matured on October 13, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.0001 per share, whichever is greater. This conversion ratio was modified and amended to thirty seven percent (37%) on May 3, 2011 with the additional funding of another convertible note in the amount of $35,000 with similar terms. The debt and accrued interest has been converted into common stock in full as of the end of 2011.	–

Unsecured convertible promissory note carries a 12.5% interest rate, matured on July 2, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. Currently in default. In addition, detachable warrants to purchase 25,000 shares of common stock were granted at a strike price of $0.0129 per share, exercisable over a 2 year period from the grant date. Currently in default.	2,500

Unsecured convertible promissory note carries a 12.5% interest rate, matured on July 3, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. Currently in default. In addition, detachable warrants to purchase 1,500,000 shares of common stock were granted at a strike price of $0.0125 per share, exercisable over a 2 year period from the grant date. Currently in default.	10,000

Unsecured convertible promissory note carries a 12.5% interest rate, matured on July 9, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. Currently in default. In addition, detachable warrants to purchase 100,000 shares of common stock were granted at a strike price of $0.0120 per share, exercisable over a 2 year period from the grant date. Currently in default.	10,000

Unsecured convertible promissory note carries a 12.5% interest rate, matured on July 19, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. Currently in default. In addition, detachable warrants to purchase 1,000,000 shares of common stock were granted at a strike price of $0.0115 per share, exercisable over a 2 year period from the grant date. Currently in default.	10,000

Unsecured convertible promissory note carries a 12.5% interest rate, matured on September 4, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. Currently in default. In addition, detachable warrants to purchase 10,000 shares of common stock were granted at a strike price of $0.0092 per share, exercisable over a 2 year period from the grant date. Currently in default.	1,000

Unsecured convertible promissory note carries a 12.5% interest rate, matured on September 17, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. Currently in default. In addition, detachable warrants to purchase 100,000 shares of common stock were granted at a strike price of $0.0095 per share, exercisable over a 2 year period from the grant date. Currently in default.	10,000

Unsecured convertible promissory note carries a 12.5% interest rate, matured on September 24, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. Currently in default. In addition, detachable warrants to purchase 50,000 shares of common stock were granted at a strike price of $0.0120 per share, exercisable over a 2 year period from the grant date. Currently in default.	5,000

Unsecured convertible promissory note carries a 12.5% interest rate, matured on September 26, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the volume weighted average price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. Currently in default.In addition, detachable warrants to purchase 30,000 shares of common stock were granted at a strike price of $0.0120 per share, exercisable over a 2 year period from the grant date. Currently in default.	3,000

Unsecured convertible promissory note carries a 12.5% interest rate, matured on September 28, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. Currently in default. In addition, detachable warrants to purchase 1,000,000 shares of common stock were granted at a strike price of $0.0115 per share, exercisable over a 2 year period from the grant date. Currently in default.	10,000

Unsecured convertible promissory note carries a 12.5% interest rate, matured on October 12, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. Currently in default. In addition, detachable warrants to purchase 250,000 shares of common stock were granted at a strike price of $0.0080 per share, exercisable over a 2 year period from the grant date. Currently in default.	2,500

Unsecured convertible promissory note carries an 8% interest rate, matures on February 5, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to thirty seven percent (37%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.0001 per share, whichever is greater. The debt and accrued interest has been converted into common stock in full as of the end of 2011.	–

Unsecured convertible promissory note carries a 12.5% interest rate, matured on November 13, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. Currently in default. In addition, detachable warrants to purchase 50,000 shares of common stock were granted at a strike price of $0.0060 per share, exercisable over a 2 year period from the grant date. Currently in default.	5,000

Unsecured convertible promissory note in the amount of $5,000, carried a 12.5% interest rate, with a December 4, 2011 maturity date. The principal was convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever was greater. In addition, detachable warrants to purchase 50,000 shares of common stock were granted at a strike price of $0.0050 per share, exercisable over a 2 year period from the grant date. The outstanding debt of $5,110, including $110 of accrued interest, was converted on August 8, 2011 pursuant to the terms of the note, in exchange for a subscription payable of $5,110. The subscription payable was subsequently satisfied in exchange for 690,019 shares of common stock on November 11, 2011.	–

Unsecured convertible promissory note in the amount of $2,500, carried a 12.5% interest rate, with a December 12, 2011 maturity date. The principal was convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever was greater. In addition, detachable warrants to purchase 25,000 shares of common stock were granted at a strike price of $0.0080 per share, exercisable over a 2 year period from the grant date. The outstanding debt of $2,558, including $58 of accrued interest, was converted on August 22, 2011 pursuant to the terms of the note, in exchange for a subscription payable of $2,558. The subscription payable was subsequently satisfied in exchange for 381,881 shares of common stock on November 11, 2011.	–

Unsecured convertible promissory note carries a 12.5% interest rate, matures on December 12, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. In addition, detachable warrants to purchase 25,000 shares of common stock were granted at a strike price of $0.0080 per share, exercisable over a 2 year period from the grant date. Currently in default.	2,500

Unsecured convertible promissory note carries a 12.5% interest rate, matures on December 12, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. In addition, detachable warrants to purchase 25,000 shares of common stock were granted at a strike price of $0.0080 per share, exercisable over a 2 year period from the grant date. Currently in default.	2,500

Unsecured convertible promissory note carries a 12.5% interest rate, matures on December 13, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. In addition, detachable warrants to purchase 25,000 shares of common stock were granted at a strike price of $0.0085 per share, exercisable over a 2 year period from the grant date. Currently in default.	2,500

Unsecured convertible promissory note carries a 12.5% interest rate, matures on December 13, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. In addition, detachable warrants to purchase 30,000 shares of common stock were granted at a strike price of $0.0085 per share, exercisable over a 2 year period from the grant date. Currently in default.	3,000

Unsecured convertible promissory note carries a 12.5% interest rate, matures on December 13, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. In addition, detachable warrants to purchase 25,000 shares of common stock were granted at a strike price of $0.0085 per share, exercisable over a 2 year period from the grant date. Currently in default.	2,500

Unsecured convertible promissory note carries a 12.5% interest rate, matures on December 14, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. In addition, detachable warrants to purchase 25,000 shares of common stock were granted at a strike price of $0.0082 per share, exercisable over a 2 year period from the grant date. Currently in default.	2,500

Unsecured convertible promissory note in the amount of $5,000, carried a 12.5% interest rate, with a December 21, 2011 maturity date. The principal was convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever was greater. In addition, detachable warrants to purchase 50,000 shares of common stock were granted at a strike price of $0.0061 per share, exercisable over a 2 year period from the grant date. The outstanding debt of $5,104, including $104 of accrued interest, was converted on August 24, 2011 pursuant to the terms of the note, in exchange for a subscription payable of $5,104. The subscription payable was subsequently satisfied in exchange for 601,869 shares of common stock on November 11, 2011.	–

Unsecured convertible promissory note carries a 12.5% interest rate, matures on December 25, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. In addition, detachable warrants to purchase 25,000 shares of common stock were granted at a strike price of $0.0061 per share, exercisable over a 2 year period from the grant date. Currently in default.	2,500

Unsecured convertible promissory note carries a 12.5% interest rate, matures on December 26, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. In addition, detachable warrants to purchase 50,000 shares of common stock were granted at a strike price of $0.0061 per share, exercisable over a 2 year period from the grant date. Currently in default.	5,000

Unsecured convertible promissory note carries a 12.5% interest rate, matures on December 28, 2011. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. In addition, detachable warrants to purchase 50,000 shares of common stock were granted at a strike price of $0.0078 per share, exercisable over a 2 year period from the grant date. Currently in default.	5,000

Unsecured convertible promissory note carries a 12.5% interest rate, matures on January 1, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. In addition, detachable warrants to purchase 50,000 shares of common stock were granted at a strike price of $0.0098 per share, exercisable over a 2 year period from the grant date. Currently in default.	5,000

Unsecured convertible promissory note carries a 12.5% interest rate, matures on January 3, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. In addition, detachable warrants to purchase 25,000 shares of common stock were granted at a strike price of $0.0095 per share, exercisable over a 2 year period from the grant date. Currently in default.	2,500

Unsecured convertible promissory note carries a 12.5% interest rate, matures on January 4, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (80%) of the average closing price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. In addition, detachable warrants to purchase 25,000 shares of common stock were granted at a strike price of $0.0095 per share, exercisable over a 2 year period from the grant date. Currently in default.	2,500

Unsecured convertible promissory note in the amount of $3,000, carried a 12.5% interest rate, with a January 26, 2012 maturity date. The principal was convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever was greater. In addition, detachable warrants to purchase 30,000 shares of common stock were granted at a strike price of $0.0038 per share, exercisable over a 2 year period from the grant date. The outstanding debt of $3,004, including $4 of accrued interest, was converted on September 6, 2011 pursuant to the terms of the note, in exchange for a subscription payable of $3,004. The subscription payable was subsequently satisfied in exchange for 424,729 shares of common stock on November 11, 2011.	–

Unsecured convertible promissory note carries a 12.5% interest rate, matures on February 4, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. Currently in default.	5,000

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
2,500

Unsecured convertible promissory note in the amount of $10,000, carried a 12.5% interest rate, with a February 7, 2011 maturity date. The principal was convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever was greater. In addition, detachable warrants to purchase 1,000,000 shares of common stock were granted at a strike price of $0.0030 per share, exercisable over a 2 year period from the grant date. The outstanding debt of $10,072, including $72 of accrued interest, was converted on September 1, 2011 pursuant to the terms of the note, in exchange for a subscription payable of $10,072. The subscription payable was subsequently satisfied in exchange for 2,438,131 shares of common stock on November 11, 2011.	–

Unsecured convertible promissory note in the amount of $2,500, carried a 12.5% interest rate, with a February 7, 2011 maturity date. The principal was convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever was greater. In addition, detachable warrants to purchase 25,000 shares of common stock were granted at a strike price of $0.0030 per share, exercisable over a 2 year period from the grant date. The outstanding debt of $2,519, including $19 of accrued interest, was converted on September 2, 2011 pursuant to the terms of the note, in exchange for a subscription payable of $2,519. The subscription payable was subsequently satisfied in exchange for 568,844 shares of common stock on November 11, 2011.	–

Unsecured convertible promissory note in the amount of $5,000, carried a 12.5% interest rate, with a February 12, 2011 maturity date. The principal was convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (80%) of the average closing price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever was greater. In addition, detachable warrants to purchase 50,000 shares of common stock were granted at a strike price of $0.0030 per share, exercisable over a 2 year period from the grant date. The outstanding debt of $5,034, including $34 of accrued interest, was converted on September 6, 2011 pursuant to the terms of the note, in exchange for a subscription payable of $5,034. The subscription payable was subsequently satisfied in exchange for 869,034 shares of common stock on November 11, 2011.	–

Unsecured convertible promissory note carries a 12.5% interest rate, matures on February 13, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (80%) of the average closing price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. In addition, detachable warrants to purchase 100,000 shares of common stock were granted at a strike price of $0.0030 per share, exercisable over a 2 year period from the grant date. Currently in default.	10,000

Unsecured convertible promissory note carries a 12.5% interest rate, matures on February 28, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (80%) of the average closing price of the Company’s common stock for the twenty two (22) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. In addition, detachable warrants to purchase 100,000 shares of common stock were granted at a strike price of $0.0062 per share, exercisable over a 2 year period from the grant date. Currently in default.	10,000

Unsecured convertible promissory note in the amount of $3,000, carried a 12.5% interest rate, with a February 29, 2012 maturity date. The principal was convertible into shares of common stock at the discretion of the note holder at a price equal to eighty percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever was greater. In addition, detachable warrants to purchase 30,000 shares of common stock were granted at a strike price of $0.0180 per share, exercisable over a 2 year period from the grant date. The outstanding debt of $3,082, including $82 of accrued interest, was converted on September 2, 2011 pursuant to the terms of the note, in exchange for a subscription payable of $3,082. The subscription payable was subsequently satisfied in exchange for 432,689 shares of common stock on November 11, 2011.	–

Unsecured convertible promissory note carries a 12.5% interest rate, matures on February 29, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. In addition, detachable warrants to purchase 25,000 shares of common stock were granted at a strike price of $0.0180 per share, exercisable over a 2 year period from the grant date. Currently in default.	2,500

Unsecured convertible promissory note carries a 12.5% interest rate, matures on March 4, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. In addition, detachable warrants to purchase 50,000 shares of common stock were granted at a strike price of $0.0210 per share, exercisable over a 2 year period from the grant date. Currently in default.	5,000

Unsecured convertible promissory note carries an 8% interest rate, matures on June 12, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.0001 per share, whichever is greater.	50,000

Unsecured convertible promissory note carries a 12.5% interest rate, matures on April 3, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. In addition, detachable warrants to purchase 50,000 shares of common stock were granted at a strike price of $0.0095 per share, exercisable over a 2 year period from the grant date. Currently in default.	5,000

Unsecured convertible promissory note carries an 8% interest rate, matures on July 20, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (37%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.0001 per share, whichever is greater.	42,500

Unsecured convertible promissory note carries a 12.5% interest rate, matures on April 30, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. In addition, detachable warrants to purchase 60,000 shares of common stock were granted at a strike price of $0.0175 per share, exercisable over a 2 year period from the grant date.	6,000

Unsecured convertible promissory note carries a 12.5% interest rate, matures on May 5, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. In addition, detachable warrants to purchase 100,000 shares of common stock were granted at a strike price of $0.0175 per share, exercisable over a 2 year period from the grant date.	10,000

Unsecured convertible promissory note carries a 12.5% interest rate, matures on May 27, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. In addition, detachable warrants to purchase 25,000 shares of common stock were granted at a strike price of $0.0124 per share, exercisable over a 2 year period from the grant date.	2,500

Unsecured convertible promissory note carries a 12.5% interest rate, matures on June 6, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (90%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater.	5,500

Unsecured convertible promissory note carries a 12.5% interest rate, matures on June 11, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (65%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. In addition, detachable warrants to purchase 5,200,000 shares of common stock were granted at a strike price of $0.0079 per share, exercisable over a 2 year period from the grant date.	130,000

Unsecured convertible promissory note carries a 12.5% interest rate, matures on June 12, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to ninety percent (65%) of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the Note, whichever is greater. In addition, detachable warrants to purchase 2,000,000 shares of common stock were granted at a strike price of $0.0076 per share, exercisable over a 2 year period from the grant date.	50,000

Unsecured convertible promissory note carries an 8% interest rate, matures on October 30, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty three percent (53%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.0001 per share, whichever is greater.	50,000

Total convertible debentures	583,500
Less: debt discounts	(174,264)
Total convertible debentures, net of discounts	409,236

During the year ended December 31, 2012, the Company issued 15 convertible promissory notes totaling $491,000. The notes bear interest at rates ranging from 8.0% to 12.5% per annum. The notes mature at various times from through December 2014. A total of 41 convertible notes remain outstanding at December 31, 2012.

The principal balance of each note is convertible into shares of the Company’s common stock. The conversion terms of each note can vary, but in general, the notes are convertible at a rate equal to a specified percentage (most range from 80% to 90%) of the Company’s average common stock closing price for a short period of time prior to conversion. During the year ended December 31, 2012, a total of $315,500 of these notes, plus accrued interest, were converted to common stock, leaving a remaining principal balance of $759,000 at that date.

Certain convertible promissory notes also carry detachable warrants. As of December 31, 2012, warrants to purchase 14,277,000 shares of the Company’s common stock were outstanding. The warrants have exercise prices ranging from $0.003 to $0.021 per share and are exercisable for a two-year period from the grant date.

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded a discount of $80,954 and $263,543 for the variable conversion feature and warrants issued in the year ended December 31, 2012 and year ended December 31, 2011 respectively. The discounts will be amortized to interest expense over the term of the debentures. The Company recorded $199,560 and $175,363 of interest expense pursuant to the amortization of the note discounts during the year ended December 31, 2012 and 2011, respectively. At December 31, 2012 a total of $65,204 of unamortized debt discount remained.

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance, December 31, 2010	–	$–
Warrants expired	–	–
Warrants cancelled	–	–
Warrants granted	27,310,110	0.0088
Warrants exercised	–	–

Balance, December 31, 2011	27,310,110	$0.0088
Warrants expired	–	–
Warrants cancelled	–	–
Warrants granted	387,000	0.0080
Warrants exercised	–	–

Balance, December 31, 2012	27,697,110	$0.0088

Exercisable, December 31, 2012	27,697,110	$0.0088

Note 11– Derivative Liabilities

As discussed in Note 10 under Convertible Debentures, the Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. As of December 31, 2012 and 2011, the number of shares of common stock issuable upon conversion of promissory notes and warrants exceeds the Company’s maximum number of authorized common shares. Due to the fact that the number of shares of common stock issuable exceeds the Company’s authorized share limit, the equity environment is tainted and all additional convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date.

In accordance with ASC 815-15, the Company determined that the variable conversion feature and the warrants and shares to be issued represented embedded derivative features, and these are shown as derivative liabilities on the balance sheet. The Company estimated the fair value of the compound embedded derivatives associated with the convertible debentures at December 31, 2012 and 2011.

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $96,642 and $392,519 at December 31, 2012 and 2011, respectively. The change in fair value of the derivative liabilities for the year ended December 31, 2012 resulted in a gain of $56,564, and for the year ended December 31, 2011 resulted in a loss of $270,514, which were reported as other income/(expense) in the consolidated statements of operations.

The following presents the derivative liability value by instrument type at December 31, 2012 and 2011, respectively:

	December 31,	December 31,
	2012	2011

Convertible debentures	$96,642	$301,446
Common stock warrants	-0-	91,073
	$96,642	$392,519

The following is a summary of changes in the fair market value of the derivative liability during the years ended December 31, 2012 and 2011, respectively:

Derivative
Liability
Total

Balance, December 31, 2010	$180,194
Increase in derivative value due to issuances of convertible promissory notes and warrants	267,941
Promissory notes converted during the period	(326,130)
Change in fair market value of derivative liabilities	270,514

Balance, December 31, 2011	$392,519
Increase in derivative value due to issuances of convertible promissory notes and warrants	80,954
Promissory notes converted during the period	(320,267)
Change in fair market value of derivative liabilities	(56,564)

Balance, December 31, 2012	$96,642

Key inputs and assumptions used to value the convertible debentures and warrants issued during the years ended December 31, 2012 and December 31, 2011:

•	Stock prices on all measurement dates were based on the fair market value and would fluctuate with projected volatility.
•	The warrant exercise prices ranged from $0.003 to $0.0210.
•	The holders of the securities would convert monthly to the ownership limit starting at 4.99% increasing by 10% per month.
•	The holders would automatically convert the note at the maximum of 3 times the conversion price if the Company was not in default.
•	The monthly trading volume would reflect historical averages and would increase at 1% per month.

•	The Company would redeem the notes based on availability of alternative financing, increasing 2% monthly to a maximum of 10%.
•	The holder would automatically convert the note at maturity if the registration was effective and the Company was not in default.
•	The computed volatility was projected based on historical volatility.

Note 12– Stockholders’ Equity

The Company has 500,000,000 authorized shares of common stock and 100,000,000 authorized shares of preferred stock as of December 31, 2012.

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

During the year end ended December 31, 2012, the Company issued 97,073,466 shares of common stock as a result of conversion of $319,556 of convertible notes’ principal, plus accrued interest, totaling $325,046.

During the year ended December 31, 2012, the Company issued 4,150,000 shares of common stock in exchange for legal and consulting services, totaling $31,684.

During the year ended December 31, 2012, the Company issued 2,717,808 shares of treasury stock and common stock in exchange for a subscription payable of $25,530.

Note 13– Treasury Stock

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

During the year ended December 31, 2011, the Company sold a total of 550,000 shares of common stock previously held in treasury for a total of $5,500. The aggregate sales price of the treasury shares sold exceeded the aggregate purchase price by $80 and has been charged to “Additional paid-in capital”.

The Company did not follow the proper rules and regulations to trade its own securities. When the impropriety was discovered the Company liquidated its holdings, accounted for as treasury stock, and closed its brokerage account that was used to conduct the trades.

Note 14– Common Stock Options

Common Stock Options Granted

During the year ended December 31, 2005, the Company adopted 2005 Stock Option Plan (the “Plan”). The Plan authorizes the issuance of stock options and other awards to acquire up shares of the Company’s common stock (less the number of shares issuable upon exercise of options granted by the Company under all other stock incentive plans on the date of any grant under the Plan). The Plan provides for the grant of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended), options that are not incentive stock options, stock appreciation rights and various other stock-based grants.

During the year ended December 31, 2012, the Company adopted 2012 Stock Incentive Plan (the “Plan”). The Plan authorizes the issuance of stock options to acquire up shares of the Company’s common stock (less the number of shares issuable upon exercise of options granted by the Company under all other stock incentive plans on the date of any grant under the Plan). The Plan provides for the grant of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended), options that are not incentive stock options, stock appreciation rights and various other stock-based grants.

On October 10, 2012, the Company granted employees options to purchase 3,000,000 shares of common stock exercisable at $0.01 with a three year vesting schedule and expiration dates between three years and four years. The stock-based compensation expense for 2012 was insignificant.

The following is a summary of activity of outstanding stock options under the 2005 and 2012 Stock Option Plans:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance, December 31, 2010	8,672,000	$0.09
Options expired	–	–
Options cancelled	–	–
Options granted	–	–
Options exercised	–	–

Balance, December 31, 2011	8,672,000	$0.09
Options expired	–	–
Options cancelled	–	–
Options granted	3,000,000	0.01
Options exercised	–	–

Balance, December 31, 2012	11,672,000	$0.07
Exercisable, December 31, 2012	8,672,000	$0.09

Note 15– Income Taxes

For the years ended December 31, 2012 and 2011, the Company incurred net operating losses and, accordingly, no current provision for income taxes has been recorded. In addition, no benefit for deferred income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2012, the Company had approximately $8,142,324 of federal and state net operating loss carryforwards. The net operating loss carry forwards, if not utilized, will begin to expire in 2026.

The components of the Company’s deferred tax asset are as follows:

	December 31,	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carry forwards	$3,046,400	$2,210,250
Total deferred tax assets	3,046,400	2,210,250

Net deferred tax assets before valuation allowance	3,046,400	2,210,250
Less: Valuation allowance	(3,046,400)	(2,210,250)
Net deferred tax assets	$–	$–

The federal income tax benefit expected by the application of a 34% corporate income tax rate to pre-tax net loss differs from the actual benefit recorded due to the valuation allowance recorded for 2012 and 2011. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2012 and 2011.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions. The tax years 2008 through 2011 remain open to examination by the taxing jurisdictions in which we file returns.

Note 16 – Commitments and Contingencies

The Company leases its office space in San Antonio, Texas and Eau Claire, Wisconsin. The Company renewed its current lease agreement on November 1, 2012 and the lease is good for three years. The future lease payments for the office space for 2013 is $76,004, for 2014 is $62,632 and for 2015 is $53,060.

Note 17– Subsequent Events

In March 2013, the Company designated 100,000 shares of its authorized preferred stock as Class D Preferred Stock. No shares of Class D Preferred Stock have been issued as of the date of this report. Holders of Class D Preferred Stock will not participate with respect to any dividends which may be declared by the Board of Directors. The holders of Class D Preferred Stock will vote with the holders of common stock as one class.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer during the year ended December 31, 2012, William Gray, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on that evaluation, Mr. Gray concluded that our disclosure controls and procedures are not effective, which are discussed below in more detail, in timely alerting him to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.   Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2012 for the following reasons.

•	The Company does not have an independent board of directors or audit committee or adequate segregation of duties;
•	All of our financial reporting is carried out by our financial consultant
•	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.
•	Inadequate closing process to ensure all material misstatements are corrected in the financial statements.

We intend to rectify these weaknesses by implementing an independent board of directors and hiring of additional accounting personnel once we have additional resources to do so.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended December 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2012 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

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

NAME	AGE	POSITION
William H. Gray	62	Chief Executive Officer and Director
Larry Griffin	60	Director

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

Mr. Gray’s qualifications:

•	Leadership experience – Mr. Gray has been our chairman and chief executive officer since February 2009 and is the founder of Wytec International, Inc. Wylink, Inc., Innovation Capital Management, Inc., Innovation Capital Management LLC., and Wireless Wisconsin LLC.
•	Finance experience – Mr. Gray has designed and developed multiple securities investment products and programs as well as complex financial projections and proforma models. He has extensive knowledge with billing and accounting systems such as QuickBooks and Platypus. Additionally, he has substantial experience with Industry billing systems and financial software integration. Mr. Gray has setup and established the Company’s accounting, billing and merchant integration systems for the Company.
•	Industry experience – Mr. Gray has more than sixteen (16) years of experience and been intricately involved in the Internet Industry since inception starting in 1995.
•	Education experience - Mr. Gray attended Navarro Jr. College, Howard Payne University and Texas A&M University majoring in Psychology.

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

Board Committees

Director Independence .   The board of directors has analyzed the independence of each director and has concluded that currently Messrs. Hewitt  and Griffin are considered independent directors in accordance with the director independence standards of the NYSE Amex Equities, and has determined that they have not had a material relationship with CCI that would impair their independence from management.

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

Nominating Committee.   We do not have a Nominating Committee or Nominating Committee Charter.  Our board of directors performs some of the functions associated with a Nominating Committee.  We elected not to have a Nominating Committee during the year ended December 31, 2012, in that we had limited operations and resources.

Director Nomination Procedures .   Generally, nominees for Directors are identified and suggested by the members of the board or management using their business networks.  The board has not retained any executive search firms or other third parties to identify or evaluate director candidates in the past and does not intend to in the near future.  In selecting a nominee for director, the board or management considers the following criteria:

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

The board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for board membership.  Rather, the board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director. During 2012, the Company received no recommendation for Directors from its stockholders.

Report of the Audit Committee

Our board of directors has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2012 with senior management.  The board of directors has also discussed with Padgett, Stratemann & Co., L.L.P. (PS&Co.),, our independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from PS& Co. required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The board of directors has discussed with PS&Co. the independence of PS&Co. as our auditors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires executive officers and directors, and persons who beneficially own more than ten percent of an issuer’s common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of December 31, 2012, they were not all current in their filings.

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

The Elements of Our Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution.  Our board of directors reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise.  None of our Named Executive Officers have employment agreements with us.  Additional factors reviewed by our board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance.  For the year ended December 31, 2012, all executive officer base salary decisions were approved by the board of directors.

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

Executive Officer Compensation

The following table sets forth the compensation of our executive officers for the years ended December 31, 2012, 2011 and 2010 respectively:

Summary Compensation Table

Name and Principal Position	Year	Salary	Stock Awards (1)(4)	All Other Compensation		Total

William Gray, (4)	2012	$120,000		$39,734		$159,734
Chief Executive Officer and Chairman	2011	$94,034	$-0-	$6,000	(2)	$100,034

Ray Powers, (5)	2011	$-0-	$-0-	$-0-	(3)	$-0-
Former President and Director	2010	$17,500	$-0-	$17,500	(3)	$17,500

Jerald Woods,	2012	$-0-	$-0-	$-0-		$-0-
Former Chief Executive Officer	2011	$-0-	$-0-	$-0-		$-0-

(1)	Mr. Gray was granted 6,734,858 shares of common stock pursuant to the acquisition on April 2, 2009. On February 11, 2010 there were 3,000,000 shares issued, of which Mr. Gray subsequently exchanged 500,000 shares in a private transaction. The remaining 3,734,858 shares were issued on June 30, 2010. The shares were not issued as compensation expense.
(2)	Commencing August 1, 2010, Mr. Gray began to receive annual compensation of $120,000 and an automobile allowance of $500 per month.
(3)	Commencing July 1, 2010, Mr. Powers began to receive annual compensation of $60,000 and an automobile allowance of $250 per month.
(4)	Mr. Gray was appointed as Chief Executive Officer on February 10, 2009.
(5)	Dr. Ray Powers was appointed President on February 10, 2009 and resigned on August 15, 2011.

The Named Executives have not been paid bonuses and our board of directors has not yet established a formal compensation policy for the determination of bonuses.

Employment Agreements

During the year ended December 31, 2012, we had two employment agreements or understandings in place with our executive officers.  The agreement with the Company’s CEO calls for annual compensation of $120,000 and an annual auto allowance of $6,000, payable in monthly installments of $500.  The Company also had an agreement with its former President with annual compensation of $60,000 and an annual auto allowance of $3,000, payable in semi-monthly installments of $2,625 which ended as of December 31, 2011.

Outstanding Equity Awards

During the year ended December 31, 2012, we did not grant any equity awards to our officers and/or directors.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended December 31, 2012.

Director Compensation and Other Arrangements

As a result of having limited resources during most of 2012, we did not provide compensation to our board of directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 05, 2013, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership for the following table is based on 326,804,045 shares of common stock outstanding as of March 05, 2013.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 05, 2013, through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by Padgett, Stratemann & Co, L.L.P. for the audit of our annual financial statements and review of the financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for 2012 was $27,000.

The aggregate fees billed for professional services rendered by M&K CPAS, PLLC for the audit of our annual financial statements and review of the financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for 2011 and for the first quarter of 2012 was $10,000.

Audit-Related Fees

No audit-related fees were paid to Padgett, Stratemann & Co., L.L.P. or M&K CPAS, PLLC during 2012 or 2011.

Tax Fees

No tax fees were paid to Padgett, Stratemann & Co., L.L.P. or M&K CPAS, PLLC during 2012 or 2011.

All Other Fees

No other fees were paid to Padgett, Stratemann & Co., L.L.P. or M&K CPAS, PLLC during 2012 or 2011.

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

COMPETITIVE COMPANIES, INC.

Date: March 29, 2013	By:	/s/ William Gray
William Gray, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Gray	Chief Executive Officer, Principal Accounting Officer, and Director	March 29, 2013
William Gray

/s/ Larry Griffin	Director	March 29, 2013
Larry Griffin

31