Form 10-Q
period 2013-03-31
COMPETITIVE COMPANIES INC
filed 2013-05-14
CIK 1161706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2013

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

Yes ☐ No ☒

As of May 10, 2013, there were 330,142,469 shares outstanding of the registrant’s common stock.

COMPETITIVE COMPANIES, INC.

FORM 10-Q

March 31, 2013

SIGNATURES	18

PART I – FINANCIAL INFORMATION

 COMPETITIVE COMPANIES, INC.

 CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
Assets	(Unaudited)	(Audited)

Current assets:
Cash	$224,772	$184,195
Accounts receivable, net of allowance of $4,100 and $4,100	1,443	1,620
Total current assets	226,215	185,815

Property and equipment, net	103,438	40,335

Other assets:
Deposits	6,903	6,903

Total assets	$336,556	$233,053

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$89,140	$84,610
Accrued expenses	209,615	169,918
Deferred revenues	1,290,000	727,500
Notes payable	67,006	67,006
Convertible debentures, net of discounts of $32,602 and $65,204	776,398	693,796
Derivative liabilities	103,006	96,642
Total current liabilities	2,535,165	1,839,472

Total liabilities	2,535,165	1,839,472

Stockholders' (deficit):
Preferred stock, $0.001 par value 100,000,000 shares authorized:
Class A convertible, no shares issued and outstanding with no liquidation value	–	–
Class B convertible, 1,495,436 shares issued and outstanding with no liquidation value	1,495	1,495
Class C convertible, 1,000,000 shares issued and outstanding with no liquidation value	1,000	1,000
Common stock, $0.001 par value, 500,000,000 shares authorized, 326,804,045 and 311,779,045 shares issued and outstanding at March 31, 2013 and December 31, 2012	326,803	311,778
Additional paid-in capital	5,351,879	5,276,154
Accumulated (deficit)	(7,879,786)	(7,196,846)
Total stockholders' (deficit)	(2,198,609)	(1,606,419)

Total liabilities and stockholders' (deficit)	$336,556	$233,053

See accompanying notes to consolidated financial statements.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended March 31,
	2013	2012

Revenue	$15,583	$19,547
Cost of sales	13,313	20,642

Gross profit (loss)	2,270	(1,095)

Expenses:
General and administrative	409,166	241,444
Salaries and wages	213,497	54,817
Depreciation and amortization	1,259	790
Bad debts	–	1,300
Total operating expenses	623,922	298,351

Net operating loss	(621,652)	(299,446)

Other income (expense):
Interest expense	(55,992)	(76,272)
Other income	288	–
Gain on disposal of assets	780
Change in fair market value of derivative liabilities	(6,364)	91,025
Total other income (expense)	(61,288)	14,753

Net loss	$(682,940)	$(284,693)

Weighted average number of common shares outstanding - basic and fully diluted	270,315,514	214,067,377

Net loss per share - basic and fully diluted	$–	$–

See accompanying notes to consolidated financial statements.

 COMPETITIVE COMPANIES, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Three Months
	Ended March 31,
	2013	2012

Cash flows from operating activities
Net loss	$(682,940)	$(284,693)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of convertible notes payable discounts	32,602	61,030
Bad debts expense	–	1,300
Change in fair market value of derivative liability	6,364	(91,025)
Common stock issued for services	–	20,800
Common stock issued for compensation	90,750	–
Depreciation and amortization	1,259	790
Gain on asset disposal	(780)	–
Decrease (increase) in assets:
Accounts receivable	177	(901)
Prepaid expenses	–	17,908
Increase (decrease) in liabilities:
Accounts payable	4,530	45,892
Accrued expenses	39,697	(870)
Deferred revenues	562,500	49,872
Net cash provided by (used in) operating activities	54,159	(179,897)

Cash flows from investing activities
Purchases of property and equipment	(67,266)	(3,693)
Proceeds from equipment sales	3,684	–
Net cash used in investing activities	(63,582)	(3,693)

Cash flows from financing activities
Proceeds from short term and convertible debts	50,000	114,000
Principal payments on short term and convertible debt	–	(11,500)
Proceeds from sale of treasury stock	–	1,838
Net cash provided by financing activities	50,000	104,338

Net increase (decrease) in cash	40,577	(79,252)
Cash - beginning	184,195	142,474
Cash - ending	$224,772	$63,222

Supplemental disclosures:
Interest paid	$–	$2,317
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Value of shares issued for conversion of debt	$–	$55,197
Value of shares issued for subscriptions payable	$–	$20,040
Reduction of subscription payable upon transfer of treasury stock	$–	$14,580
Value of derivative adjustment due to debt conversions	$–	$9,350
Debt discounts	$–	$80,880

See accompanying notes to consolidated financial statements.

COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2013

Note 1 – Nature of Business and Basis of Presentation

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2012 and notes thereto included in the Company's Form 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

In the fourth quarter of 2012, the Company began its program of FCC Registered Link sales.

The consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred continuous losses from operations, have an accumulated deficit of $7,879,786 and a working capital deficit of $2,308,950 at March 31, 2013, and have reported negative cash flows from operations in most periods over the last five years. In addition, the Company does not currently have the cash resources to meet its operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature of the industry in which the Company operates.

The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate sufficient cash from operations to meet its cash needs and/or to raise funds to finance ongoing operations and repay debt. However, there can be no assurance that the Company will be successful in its efforts to raise additional debt or equity capital and/or that cash generated by operations will be adequate to meet the Company’s needs. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

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

COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2013

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The Company’s derivative liabilities are measured at fair value and are classified as Level 2 in the fair value hierarchy.

Note 3 – Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2013	2012

Telecommunication equipment and computers	$101,152	$7,497
Furniture and fixtures	15,405	44,851
	116,557	52,348
Less accumulated depreciation	(13,119)	(12,013)
	$103,438	$40,335

Depreciation expense totaled $1,259 and $790 for the three months ending March 31, 2013 and 2012, respectively.

Note 4 – Notes Payable

Notes payable consists of the following at March 31, 2013 and 2012, respectively:

	March 31,	December 31,
	2013	2012

Unsecured promissory note bearing interest at a rate of 8% per annum, matured on March 2, 2010. Currently in default.	$30,000	$30,000

Unsecured promissory note bearing interest at rate of 8% per annum, matured on June 15, 2009. Currently in default.	10,000	10,000

Unsecured promissory note bearing interest at a rate of 8% per annum, matured on June 15, 2009. Currently in default. .	10,000	10,000

Unsecured note payable to a stockholder, bearing interest at a rate of 8% per annum, and monthly principal and interest payments of $683, matured on February 23, 2011. Currently in default.	17,006	17,006

Total notes payable	$67,006	$67,006

Interest continues to accrue on these notes as long as they remain outstanding. The Company recorded interest expense on notes payable in the amount of $1,340 and $1,373 for the three months ended March 31, 2013 and 2012, respectively. The Company intends to pay the outstanding principal and accrued interest when liquidity allows.

COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2013

Note 5 – Convertible Debentures

The Company has issued unsecured convertible promissory notes at various times from 2008 through 2013. During the three months ended March 31, 2013 and 2012, the Company issued convertible promissory notes totaling $50,000 and $241,000, respectively. The notes bear interest at rates ranging from 8.0% to 12.5% per annum. The notes mature at various times through June 2013.

The principal balance of each note is convertible into shares of the Company’s common stock. The conversion terms of each note varies, but in general, the notes are convertible at a rate equal to a specified percentage (most range from 80% to 90%) of the Company’s average common stock closing price for a short period of time prior to conversion. During the three months ended March 31, 2013 and 2012, the principal balances due are $809,000 and $759,000, respectively.

Certain convertible promissory notes also carry detachable warrants. As of March 31, 2013, warrants to purchase 11,107,000 shares of the Company’s common stock were outstanding. The warrants have exercise prices ranging from $0.003 to $0.021 per share and are exercisable for a period of two-years from the grant date.

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded a discount of $-0- and $80,880 for the variable conversion feature and warrants issued in the three months ended March 31, 2013 and 2012, respectively. The discounts will be amortized to interest expense over the term of the debentures. The Company recorded $32,602 and $61,030 of interest expense pursuant to the amortization of the note discounts during the three months ended March 31, 2013 and 2012, respectively.

Note 6 – Derivative Liabilities

As discussed in Note 5 under Convertible Debentures, the Company issued convertible notes payable through the conversion of outstanding principal and accrued interest into shares of the Company’s common stock. The conversion terms of the convertible notes are variable based on certain factors, including the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. As of March 31, 2013, the number of shares of common stock issuable upon conversion of promissory notes and warrants exceeds the number of shares of common stock authorized in the Company’s Articles of Incorporation. Due to the fact that the number of shares of common stock issuable exceeds the n number of authorized shares, the equity environment is tainted and all additional convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date.

In accordance with ASC 815-15, the Company determined that the variable conversion feature and the warrants and shares to be issued represented embedded derivative features, and these are shown as derivative liabilities on the balance sheet. The Company estimated the fair value of the compound embedded derivatives associated with the convertible debentures at March 31, 2013 and 2012.

The estimated change in the fair market value of the derivative liabilities totaled ($6,364) and $91,025 for the three months ended March 31, 2013 and 2012, respectively.

Note 7 – Changes in Stockholders’ Equity (Deficit)

During the three-month period ended March 31, 2013 and 2012, the Company issued 15,025,000 shares of common stock in exchange for $90,750 of completed services and compensation, and 2,100,000 shares of common stock in exchange for $20,800 of completed services and compensation.

On October 10, 2012, the Company granted employees options to purchase 3,000,000 shares of common stock exercisable at $0.01 per share with a three year vesting schedule and expiration dates between three years and four years. For the three month period ending March 31, 2013, the stock- based compensation related to these option grants was $500.

COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2013

Note 8– Subsequent Events

In April 2013, the Company issued 3,063,424 shares of common stock upon the conversion of $60,000 of the principal amount of outstanding convertible notes.

In April 2013, the Company issued 275,000 shares of common stock upon the exercise of warrants for $2,200.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and plan of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report. Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements.” Forward-looking statements may also be made in Competitive Companies, Inc.’s other reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”) and in other documents. In addition, from time to time, Competitive Companies, Inc. (“CCI,” “we,” “us,” “our,” or the “Company”) through its management may make oral forward-looking statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements. .  The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:

(a)	volatility or decline of the Company's stock price;

(b)	potential fluctuation in quarterly results;

(c)	failure of the Company to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;

(e)	failure to further commercialize its technology or to make sales;

(f)	loss of customers and reduction in demand for the Company's products and services;

(g)	rapid and significant changes in markets;

(h)	litigation with or legal claims and allegations by outside parties, reducing revenue and increasing costs;
(i)	insufficient revenues to cover operating costs;

(j)	failure of our Registered Links Program to produce revenues or profits;

(k)	aspects of our business are not proprietary and in general we is subject to inherent competition;

(l)	further dilution of existing shareholders’ ownership in us;

(m)	uncollectible accounts and the need to incur expenses to collect amounts owed to the Company;

(n)	the Company does not have an Audit Committee nor sufficient independent directors.

There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company may not be able to obtain customers for its products or services or successfully compete, the Company’s products and services may become obsolete, government regulation may hinder the Company’s business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants, and stock options, the exercise of outstanding warrants and stock options, or other risks inherent in the Company’s businesses. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements.

Business

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

CCI is currently in high-level discussions with ten U.S. city governments including Columbus, Ohio. The initial 4G Wi-Fi Pilot Project in Columbus, Ohio consisted of Three (3) Phases beginning with a 4G Wi-Fi speed test performed on December 5, 2012. As a result of the success performed with Phase 1 (over 100 Mbps), the City approved Phase 2 to include a 4G Wi-Fi network development through the Department of Technology utilizing key buildings in Columbus, Ohio such as the Center of Science and Industry (COSI), Veterans Memorial, Police Headquarters and City Hall. This Phase was designed to test certain technical features including load balancing, secure SSID connections, path differentiation, millimeter wave backhaul and stability of mobile throughput speeds. This resulted in another record performance with speeds over 150 Mbps to a laptop computer and resulted in the drafting of CCI’s first contractual agreement with the City for services rendered. The Agreement, when completed, will consist of a network development covering a substantial portion of the Central Business District (CBD) of Columbus, Ohio providing among other services, direct connections to public safety devices and high capacity Wi-Fi access to both commercial and residential services. This network infrastructure will be capable of delivering bandwidth services ranging from 5 megabits per second up to 1.5 gigabits per second to midsize and large corporate operations located in the CBD area.

Through the Company’s subsidiary, Wireless Wisconsin, LLC provides high speed wireless Internet connections to residents in rural communities, as well as some dial-up internet services to businesses and residents within various markets throughout rural Wisconsin.  We operate in both a regulated and non-regulated environment. Our current plan now includes the delivery of 4G mobile broadband services via Wi-Fi in major and rural markets throughout the United States.

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

Innovation Capital Management, Inc., (“ICM, Inc.”) operates as the Company’s private equity placement division focused on raising capital and developing joint ventures and acquisitions while Innovation Capital Management, LLC (“ICM LLC”) focuses on structuring strategic marketing relationships for the Company’s products and services. ICM is currently managing the issuance of a five (5) million dollar private placement offering for Wytec International, Inc. The offering consists of Convertible Secured Notes of Wytec and is secured by an unperfected security interest in Wytec’s share of net proceeds from the licensing, enforcement and commercial use of its five (5) patents covering Local Multipoint Distribution Service (LMDS) technology. The conversion price is $0.01 per share and the notes bear simple interest at the rate of 12% per annum. As of March 31, 2013, Wytec had issued $300,000 of its convertible notes and expects to fully subscribe the offering by August 2013, although there is no assurance as to how much capital Wytec will raise from its offering of notes.

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

Wytec International, Inc.

Product sales for CCI are performed through its wholly owned subsidiary, Wytec International, Inc. and include proprietary equipment under the Company’s Original Equipment Manufacturer (OEM) relationships. Future equipment sales will include the Company’s patented multi-channeling technology for both licensed and unlicensed spectrum configured for both point to point and point to multipoint network configuration. Primary sales are currently being achieved through Wytec’s wholly owned subsidiary, Wylink, Inc., designed to promote the business opportunity afforded under the FCC 70-80 GHz allocation program. In essence, Wylink promotes and sells the opportunity for a qualified applicant to own and operate its own Registered Link established as a part of the CCI backhaul network. Link Owners receive income from subscribers of the Link including CCI’s commitment to support its Wi-Fi network. To date, Wylink has sold 85 Registered Links representing total sales to date of $2,200,000 with total funded sales of 51 Registered Links at $1,290,000. Each sale consists of point to point OEM equipment, installation and lease for up to 25% of the capacity of the Link. The Company has authorized a total of 200 Links to be sold for the eight selected markets for an average Link price of $28,500 which would represent approximately $5,700,000 in projected Registered Link sales if all 200 links were sold.

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

Overview of Current Operations

We continue to shift our focus away from our past revenue sources, such as, web hosting, dial-up, wireless, DSL and fixed wireless internet services to the design, development and implementation of 4G mobile Wi-Fi with special concentration in developing offload services for carriers within the Central Business District (“CBD”) of tier one and tier two cities across North America.

On November 8, 2011, we acquired Wytec, a non-operational company along with five U.S. patents related to Local Multipoint Distribution Service (“LMDS”). LMDS deals primarily in the transmission of point-to-point and point-to-multipoint data distribution utilizing millimeter wave spectrum. Though the patents are currently unusable in our current 4G backhaul configuration, we intend to develop the technology for usage in future 4G millimeter backhaul deployments. Millimeter links are now utilized as the predominate choice in gigabyte data transmission in support of 4G network deployments.

On March 9, 2012, our wholly owned subsidiary Wytec formed a wholly owned subsidiary, Wylink, Inc., a Texas corporation, to market and sale millimeter wave spectrum in the licensed 70 & 80 Gigahertz frequency channels. The Federal Communications Commission (“FCC”) has developed a unique application program giving the ability for qualified applicants to own millimeter spectrum under a program known as the Registered Link Program. We intend to sell point-to-point “Registered Links” as part of our backhaul solution in support of our 4G Wi-Fi network. As of March 31, 2013, Wylink had sold fifty-one (51) Registered Links for a total of $1,290,000. The sale of our Registered Links is treated as customer deposits and booked as “deferred revenue” and is included in our cash flow statement.

On September 7, 2012, Wytec entered into a definitive agreement with General Patent Corporation (“GPC”) to form Wytec LLC, a Delaware limited liability company, for the purpose of transferring ownership of our five patents originally owned by Wytec into Wytec LLC. GPC will act as the General Partner of the corporation and will assist in the monetization of the five patents.

Management now focuses its primary business direction on the development of 4G mobile broadband networks capable of delivering 100 Mbps to mobile devices and utilized as a multi-carrier “offload” solution. We plan to construct at least ten (10) Central Business District (“CBD”) operations within North America by year end 2013.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments, particularly those related to the determination of the estimated recoverable amounts of trade accounts receivable, impairment of long-lived assets, revenue recognition and deferred tax assets. We believe the following critical accounting policies require more significant judgment and estimates used in the preparation of the financial statements.

We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the uncollectability of our trade accounts receivable balances. If we determine that the financial conditions of any of our customers deteriorated, whether due to customer specific or general economic issues, increases in the allowance may be made. Accounts receivable are written off when all collection attempts have failed.

We follow the provisions of Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements" for revenue recognition and SAB 104. Under Staff Accounting Bulletin 101, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable and (iv) collection is reasonably assured.

Income taxes are accounted for under the asset and liability method. Under this method, to the extent that we believe that the deferred tax asset is not likely to be recovered, a valuation allowance is provided. In making this determination, we consider estimated future taxable income and taxable timing differences expected in the future. Actual results may differ from those estimates.

Result of Operations for the Three Months Ended March 31, 2013 and 2012

Revenue for the three months ended March 31, 2013 was $15,583 compared to revenue of $19,547 for the three months ended March 31, 2012. This decrease in revenue of $3,964 or 20% was primarily due to the loss of market share to competing companies from cellular and satellite based technologies. We are currently expanding our product lines to increase our revenue through alternative means, such as, “mobile” 4G services and the establishment of a Registered Links Program, whereby we intend to sell point to point links between two known GPS coordinates that make up a part of a backhaul network feeding into a microcell mobile broadband network.

Cost of sales for the three months ended March 31, 2013 was $13,313, a decrease of $7,329, or 36%, from $20,642 for the three months ended March 31, 2012. Our cost of sales decreased primarily due to reductions in costs related to sales operations.

Gross profit as a percentage of revenue increased from (6%) from the three months ended March 30, 2012 to 15% for the three months ended March 31, 2013. Gross profit as a percentage of revenue increased due to our ability to slightly reduce cost of sales on the same scale as our reduction in revenues.

General and administrative expenses were $409,166 for the three months ended March 31, 2013, as compared to $241,444 for the three months ended March 31, 2012. This resulted in an increase of $167,222 or 69%. The increase in our general and administrative expenses was largely a result of developing new technologies that we expect will help increase future revenues and costs incurred in the acquisition of our wholly owned subsidiary, Wytec International, Inc. and the related patent technologies.

Salary and wage expenses were $213,497 for the three months ended March 31, 2013, as compared to $54,817 for the three months ended March 31, 2012, which resulted in an increase of $158,680, or 289%. The increase in salary and wages is due to several new employees added along with an increase in compensation (including stock compensation) of certain current employees.

Interest expense for the three months ended March 31, 2013 was $55,992, as compared to $76,272 for the three months ended March 31, 2012. This resulted in a decrease of $20,280 or 27% compared to the same period in 2012. The decrease was primarily due to our decreased convertible debentures held during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for operations. As of March 31, 2013, we had a working capital (deficit) of ($2,308,950). As of March 31, 2013, all of our outstanding convertible and promissory notes are currently in default or mature within the next twelve months and are classified as current liabilities in the accompanying consolidated balance sheet. We plan to remedy the defaults through conversions or through repayments once future financing is secured.

During the three months ended March 31, 2013, the Company received a total of $50,000 from private lenders in exchange for unsecured convertible promissory notes with various maturity dates between [ ] and August 14, 2013. The convertible promissory notes bear interest at rates of 12.5% and 8.0% per annum and mature 179 days from their origination dates. The principal is convertible into shares of our common stock at the discretion of the note holder at a price equal to eighty percent (80%)  of the average closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date, or 110% of the average closing price as of the Closing Date of the each note, whichever is greater.

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

As of March 31, 2013, our cash balance was $224,772. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, private placements of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we would be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Issued Accounting Standards

The Company has reviewed the updates issued by the Financial Accounting Standards Board (“FASB”) during the three month period ended March 31, 2013, and determined that the updates are either not applicable to the Company or will not have a material impact on the Company.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Our chief executive officer and principal financial officer, William Gray, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective as of March 31, 2013. Specifically, our disclosure controls and procedures were not effective in timely alerting our management to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

•	We do not have an independent board of directors or audit committee or adequate segregation of duties.
•	All of our financial reporting is generated by our financial consultant.
•	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

We plan to rectify these weaknesses by implementing an independent board of directors and hiring additional accounting personnel once we have additional resources to do so.

Internal Control Over Financial Reporting

Our chief executive officer and principal financial officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities.

During the three month period ended March 31, 2013, the Company issued 15,025,000 shares of common stock for services rendered by 4 employees, pursuant to the private placement exemption available under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
11	Computation of Loss Per Share

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Principal Accounting Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Accounting Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Schema Document.*

101.CAL	XBRL Calculation Linkbase Document.*

101.DEF	XBRL Definition Linkbase Document.*

101.LAB	XBRL Labels Linkbase Document. *

101.PRE	XBRL Presentation Linkbase Document.*

* Filed herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPETITIVE COMPANIES, INC.

By:	/s/ William H. Gray
William H. Gray, Chairman, Chief Executive Officer, President, and Chief Financial Officer (Principal Executive Officer/Principal Accounting Officer)

Date: May 14, 2013

