Form 10-Q
period 2013-06-30
COMPETITIVE COMPANIES INC
filed 2013-08-12
CIK 1161706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2013

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

Yes ☐ No ☒

As of August 9, 2013, there were 335,621,533 shares outstanding of the registrant’s common stock.

COMPETITIVE COMPANIES, INC.

FORM 10-Q

June 30, 2013

PART I – FINANCIAL INFORMATION

COMPETITIVE COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
Assets	(Unaudited)	(Audited)

Current assets:
Cash	$680,050	$184,195
Accounts receivable, net of allowance of $4,100 and $4,100	5,996	1,620
Total current assets	686,046	185,815

Property and equipment, net	193,597	40,335

Other assets:
Deposits	6,903	6,903

Total assets	$886,546	$233,053

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$84,748	$84,610
Accrued expenses	158,033	169,918
Deferred revenues	2,716,980	727,500
Notes payable	67,006	67,006
Convertible debentures, net of discounts of $0 and $65,204	181,500	693,796
Derivative liabilities	–	96,642
Total current liabilities	3,208,267	1,839,472

Long-term liabilities:
Convertible debentures, net of discount of $0	576,915	–

Total liabilities	3,785,182	1,839,472

Stockholders' (deficit):
Preferred stock, $0.001 par value 100,000,000 shares authorized: Class A convertible, no shares issued and outstanding with no liquidation value	–	–
Class B convertible, 1,495,436 shares issued and outstanding with no liquidation value	1,495	1,495
Class C convertible, 1,000,000 shares issued and outstanding with no liquidation value	1,000	1,000
Common stock, $0.001 par value, 500,000,000 shares authorized, 335,571,533 and 311,779,045 shares issued and outstanding at June 30, 2013 and December 31, 2012	335,571	311,778
Additional paid-in capital	5,442,396	5,276,154
Accumulated (deficit)	(8,679,098)	(7,196,846)
Total stockholders' (deficit)	(2,898,636)	(1,606,419)

Total liabilities and stockholders' (deficit)	$886,546	$233,053

See accompanying notes to consolidated financial statements.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Revenue	$18,950	$19,347	$34,533	$38,894
Cost of sales	15,740	11,474	29,053	32,116

Gross profit	3,210	7,873	5,480	6,778

Expenses:
General and administrative	737,105	190,437	1,146,271	431,883
Salaries and wages	125,754	72,080	339,251	126,897
Depreciation and amortization	1,036	1,087	2,295	1,877
Bad debts	–	–	–	1,300
Total operating expenses	863,895	263,604	1,487,817	561,957

Net operating loss	(860,685)	(255,731)	(1,482,337)	(555,179)

Other income (expense):
Interest expense	(45,367)	(16,249)	(101,359)	(92,521)
Other income (expense)	3,734	(10,147)	4,022	(10,146)
Gain on disposal of assets	–	–	780	–
Change in fair market value of derivative liabilities	103,006	(16,975)	96,642	74,049
Total other income (expense)	61,373	(43,371)	85	(28,618)

Net loss	$(799,312)	$(299,102)	$(1,482,252)	$(583,797)

Weighted average number of common shares outstanding - basic and fully diluted	331,384,580	214,067,377	327,695,778	255,677,129

Net loss per share - basic and fully diluted	$–	$–	$–	$–

See accompanying notes to consolidated financial statements.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 31,
	2013	2012

Cash flows from operating activities
Net loss	$(1,482,252)	$(583,797)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of convertible notes payable discounts	65,204	61,030
Bad debts expense	–	1,300
Change in fair market value of derivative liability	(96,642)	(74,049)
Common stock issued for services and compensation	96,750	53,068
Depreciation and amortization	2,295	1,877
Gain on asset disposal	(780)	–
Decrease (increase) in assets:
Accounts receivable	(4,376)	(857)
Deposits	–	(3,750)
Prepaid expenses	–	20,708
Increase (decrease) in liabilities:
Accounts payable	138	11,852
Accrued expenses	27,530	(30,920)
Customer deposits	–	50,430
Deferred revenues	1,989,480	349,872
Net cash provided by (used in) operating activities	597,347	(143,236)

Cash flows from investing activities
Purchases of property and equipment	(158,461)	(3,907)
Proceeds from equipment sales	3,684	–
Net cash used in investing activities	(154,777)	(3,907)

Cash flows from financing activities
Proceeds from issuance of convertible debentures	50,000	151,000
Principal payments on short term and convertible debentures	–	(20,000)
Proceeds from exercise of stock warrants	3,285	–
Net cash provided by financing activities	53,285	131,000

Net increase (decrease) in cash	495,855	(16,143)
Cash - beginning	184,195	142,474
Cash - ending	$680,050	$126,331

Supplemental disclosures:
Interest paid	$–	$2,317
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Value of shares issued for conversion of debentures	$90,000	$171,500
Refinanced convertible debentures	$237,500	$–
Accrued interest added to convertible debentures	$39,415	$–
Value of shares issued for subscriptions payable	$–	$18,996
Value of derivative adjustment due to debt conversions	$–	$9,350
Debt discounts	$–	$80,880

See accompanying notes to consolidated financial statements.

COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2013

Note 1 – Nature of Business and Basis of Presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

In the fourth quarter of 2012, the Company began its program of selling FCC Registered Links and related telecommunication equipment.

The consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred continuous losses from operations, has an accumulated deficit of $8,679,098 and a working capital deficit of $2,522,221 at June 30, 2013, and has reported negative cash flows from operations in most periods over the last five years. In addition, the Company does not currently have the cash resources to meet its operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature of the industry in which the Company operates.

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

COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2013

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

The Company’s derivative liabilities are measured at fair value and are classified as Level 2 in the fair value hierarchy.

Note 3 – Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2013	2012

Telecommunication equipment and computers	$187,697	$7,497
Furniture and fixtures	20,054	44,851
	207,751	52,348
Less accumulated depreciation	(14,154)	(12,013)
	$193,597	$40,335

Depreciation expense totaled $2,295 and $1,877 for the six months ending June 30, 2013 and 2012, respectively.

Note 4 – Notes Payable

Notes payable consists of the following:

	June 30,	December 31,
	2013	2012

Unsecured promissory note bearing interest at a rate of 8% per annum, matured on March 2, 2010. Currently in default.	$30,000	$30,000

Unsecured promissory note bearing interest at rate of 8% per annum, matured on June 15, 2009. Currently in default.	10,000	10,000

Unsecured promissory note bearing interest at a rate of 8% per annum, matured on June 15, 2009. Currently in default. .	10,000	10,000

Unsecured note payable to a stockholder, bearing interest at a rate of 8% per annum, matured on February 23, 2011. Currently in default.	17,006	17,006
Total notes payable	$67,006	$67,006

Interest continues to accrue on these notes as long as they remain outstanding. The Company recorded interest expense on notes payable in the amount of $2,680 and $2,711 for the six months ended June 30, 2013 and 2012, respectively. The Company intends to pay the outstanding principal and accrued interest when liquidity allows.

COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2013

Note 5 – Convertible Debentures

The Company has issued unsecured convertible promissory notes at various times from 2008 through 2013. During the six months ended June 30, 2013 and 2012, the Company issued convertible promissory notes totaling $50,000 and $151,000, respectively. The notes bear interest at rates at 8% to 12.5% per annum. The notes mature at various times through June 2015.

The principal balance of each note is convertible into shares of the Company’s common stock. The conversion terms of each note varies, but in general, the notes are convertible at a rate equal to a specified percentage (most range from 80% to 90%) of the Company’s average common stock closing price for a short period of time prior to conversion.

Certain convertible promissory notes also carry detachable warrants. As of June 30, 2013, warrants to purchase 12,698,533 shares of the Company’s and Subsidiary’s common stock were outstanding. The warrants have exercise prices ranging from $0.003 to $0.021 per share and are exercisable for a period of two years from the grant date.

In accordance with ASC 470-20 Debt with Conversion and Other Options, the remaining discount totaled $-0- and $194,114 for the variable conversion feature and warrants at June 30, 2013 and 2012, respectively. The discounts are amortized to interest expense over the term of the debentures. The original stated maturity of the remaining convertible debentures was June 30, 2013, and therefore all remaining discount was amortized by that date. Notes with a maturity date of June 30, 2013 totaling $131,500, plus another $50,000 note with a maturity date of January 31, 2013, are all considered to be in default as of July 1, 2013. The Company recorded $65,204, and $75,332 of interest expense pursuant to the amortization of the note discounts during the six months ended June 30, 2013 and 2012, respectively.

During the six months ended June 30, 2013, certain convertible debentures issued by Competitive Companies, Inc. (“CCI Notes”) and associated accrued interest were cancelled and new convertible notes were issued by Wytec International, Inc. (“Wytec Notes”). During the sixth month period, $276,915 of CCI Notes’ principal and accrued interest were converted to Wytec Notes. The Wytec Notes bear interest at 12.5% per annum, are payable at maturity, and are convertible at a rate of $3.00 per share, subject to adjustment upon the occurrence of certain events. The Wytec Notes have a two-year term. As such, the Wytec Notes referenced above, along with other notes issued by Wytec International, Inc. for cash proceeds during 2012 and the first quarter of 2013, are classified as long-term liabilities in the accompanying consolidated balance sheet. The Wytec Notes also carry a total of 1,971,533 detachable warrants to purchase common stock of Wytec International, Inc. at an exercisable price of $1.00 per share.

Note 6 – Derivative Liabilities

As discussed in Note 5 under Convertible Debentures, the Company issued convertible notes payable through the conversion of outstanding principal and accrued interest into shares of the Company’s common stock. The conversion terms of the convertible notes are variable based on certain factors, including the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. As of June 30, 2012, the number of shares of common stock issuable upon conversion of promissory notes and warrants exceeds the number of shares of common stock authorized in the Company’s Articles of Incorporation. Due to the fact that the number of shares of common stock issuable exceeds the number of authorized shares, the equity environment is tainted and all additional convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date.

In accordance with ASC 815-15, the Company determined that the variable conversion feature and the warrants and shares to be issued represented embedded derivative features, and these are shown as derivative liabilities on the balance sheet. The Company estimated the fair value of the compound embedded derivatives associated with the convertible debentures at June 30, 2012. During the second quarter, certain notes were converted, such that as of June 30, 2013, the number of shares of common stock issuable upon conversion of promissory notes and warrants no longer exceeds the number of shares of common stock authorized in the Company’s Articles of Incorporation. As such, the derivative liability was derecognized as of June 30, 2013.

The estimated change in the fair market value of the derivative liabilities totaled $96,642 and $74,049 for the six months ended June 30, 2013 and 2012, respectively.

COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2013

Note 7 – Changes in Stockholders’ Equity (Deficit)

During the six-month periods ended June 30, 2013 and 2012, the Company issued 15,030,500 shares of common stock in exchange for $96,750 of completed services and compensation, and 4,050,000 shares of common stock in exchange for $53,068 of completed services and compensation, respectively.

On October 10, 2012, the Company granted employees options to purchase 3,000,000 shares of common stock exercisable at $0.01 per share with a three year vesting schedule and expiration dates between three years and four years. For the six month period ending June 30, 2013, the stock- based compensation related to these option grants was $1,000.

During the six-month period ended June 30, 2013, the Company issued 8,356,988 shares of common stock upon conversion of $90,000 in unsecured convertible promissory notes.

During the six-month period ended June 30, 2013, the Company issued 405,000 shares of common stock upon exercise of $3,285 in warrants.

Note 8– Subsequent Events

On July 31, 2013, the Company executed an agreement with Level 3 Communications for colocation and the provision of IP services in ten (10) U.S. cities.

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

Business

Competitive Companies, Inc. (the “Company” or “CCI”) was incorporated in the state of Nevada in October 2001 and acts as a holding company for its operating subsidiaries, Wytec International, Inc., Wylink, Inc., Wireless Wisconsin LLC (formerly DiscoverNet, Inc.), Innovation Capital Management, Inc. (ICM) and Innovation Capital Management LLC (ICMLLC) (collectively, the “Subsidiaries”). The Company and its Subsidiaries (sometimes collectively referred to as “CCI”) provide next generation fixed and mobile wireless broadband Internet services nationally and internationally to both wholesale and retail customers. The Company’s recent developments in municipal and governmental relationships, development and new leadership in key personnel has shifted a significant balance of our focus to delivering an aggregation of unique services. These services are in support of the expanding concept of “intelligent/smart city” development. Included in these unique telecommunication services are the Company’s optimization strategies for assisting municipalities in leveraging their current assets for maximum utilization by their communities.

We accomplish these objectives by applying proprietary carrier-grade telecommunication technology while maintaining a vendor agnostic position. The benefits of this position allow CCI to continually perform its in-depth due-diligence and assess the benefit of inclusion of next generation technology. This allows the Company to meet one of its primary Core Values of “delivering tomorrow’s solutions today”.

CCI is currently in high-level discussions with ten U.S. city governments including Columbus, Ohio. The initial 4G Wi-Fi Pilot Project in Columbus, Ohio consisted of a 4G Wi-Fi speed test performed on December 5, 2012. As a result of this Pilot Project (over 100 Mbps), the City approved a second Pilot Project to include a 4G Wide Area Network (WAN) Wi-Fi development through the Department of Technology utilizing four (4) key buildings in downtown Columbus, Ohio including the Center of Science and Industry (COSI), Veterans Memorial, Police Headquarters and City Hall. This Pilot Project was designed to test certain technical features including load balancing, secure SSID connections, path differentiation, millimeter wave backhaul and stability of mobile throughput speeds. The test resulted in another record performance with speeds over 150 Mbps to a laptop computer and resulted in the drafting of CCI’s first contractual agreement with the City for services rendered. The Agreement, when completed, will consist of a network development covering a substantial portion of the Central Business District (CBD) of Columbus, Ohio providing among other services, direct video connections to public safety devices and high capacity Wi-Fi access to both commercial and residential. This “Contract for Services” was completed on May 15, 2013, and has performed with 100% uptime since its first day of being declared “in service”. The Company is now complementing the City public safety service to large corporations within the CBD who desire camera surveillance services within downtown buildings for adjoining crime prevention. This WAN infrastructure is capable of delivering bandwidth services ranging from 5 megabits per second up to 1.5 gigabits per second to midsize and large corporate operations located in the CBD area.

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

Wylink Inc., a wholly owned subsidiary of Wytec, operates and manages a unique sales organization engaged in the sale of FCC Registered Links participating in the 60 and 90 gigahertz licensed frequency program (the “Program”). The Program allows qualified individuals to own a segment of the “backhaul” infrastructure of the Company’s city-wide business deployment. A total of eight cities have been chosen for initial deployment of the Company’s Registered Link Program. The first market, Columbus, Ohio has most recently sold out of its Registered Links representing 50 Links averaging $25,000 per Link totaling $1,250,000 in sales. Sales for Atlanta, GA and San Antonio, TX have already begun with enthused participation. Each market is chosen carefully with multiple considerations including local government acceptance and select city participation. Participation includes access point real estate and fiber optics positioning. Wylink’s management estimates Wylink’s total sales for 2013 will be 200 Registered Links in eight markets averaging $28,500 per Link totaling approximately $5,700,000 of projected revenue. There is no assurance, however, as to whether or not Wylink will sell more Registered Links or how many Registered Links Wylink will sell in 2013. Furthermore, with each Registered Link it sells, Wylink incurs liability to provide and install telecommunications equipment at its cost for the Link owner, recorded as deferred revenue in the accompanying consolidated balance sheet, and monthly lease payments for access to a portion of the Link’s capacity.

Innovation Capital Management, Inc., (“ICM, Inc.”) operates as the Company’s private equity placement division focused on raising capital and developing joint ventures and acquisitions while Innovation Capital Management, LLC (“ICM LLC”) focuses on structuring strategic marketing relationships for the Company’s products and services. ICM is currently managing a $5 million dollar private placement offering for Wytec International, Inc. The offering consists of Convertible Secured Notes that are secured by an unperfected security interest in Wytec’s share of net proceeds from the licensing, enforcement and commercial use of its five (5) patents covering Local Multipoint Distribution Service (LMDS) technology. The conversion price is $3.00 per share, prior to the planned spin-off of Wytec, and 90% of the average trading price of Wytec common stock during the ten consecutive trading days immediately following the spin-off of Wytec, if we do such a spin-off. The Convertible Secured Notes bear simple interest at the rate of 12.5% per annum. The maturity dates of the Convertible Secured Notes range from December 21, 2014 to June 30, 2015. The offering also includes a Warrant for every dollar of notes sold, up to 5,000,000 Warrants. Each Warrant is exercisable until June 30, 2015 at an exercise price of $3.00 per share except for the first Warrants issued which have an exercise price of $1.00 per share. As of June 30, 2013, Wytec had issued $576,915 of its Convertible Notes and 576,915 of Warrants, and expects to fully subscribe the offering by December 2013, although there is no assurance as to how much capital Wytec will raise from its offering of notes.

Products

Wireless Wisconsin,LLC

CCI, through its wholly owned subsidiary, Wireless Wisconsin LLC, currently provides wireless broadband services to residential and commercial customers, including on a limited basis, DSL, in Western Wisconsin. Both DSL and dial-up internet are provided via a wholesale relationship with Ikano Wholesale.  This wholesale relationship provides multiple territory access to many markets throughout North America and allows CCI to expand its coverage nationwide.  The Company’s local “fixed” broadband wireless services are currently restricted to areas located in Western Wisconsin with plans to include mobile 4G Internet access and expand to other Wisconsin markets utilizing millimeter wave backhaul technology.

Wytec International, Inc. and Wylink, Inc.

Product sales for CCI are performed through its wholly owned subsidiary, Wytec International, Inc. and include proprietary equipment under the Company’s Original Equipment Manufacturer (OEM) relationships. Future equipment sales will include the Company’s patented multi-channeling technology for both licensed and unlicensed spectrum configured for both point to point and point to multipoint network configuration. Primary sales are currently being achieved through Wytec’s wholly owned subsidiary, Wylink, Inc., designed to promote the ownership and operation of special telecommunication assets afforded under the FCC 60-90 GHz allocation program. In essence, Wylink promotes and sells the opportunity for a qualified applicant to own and operate its own Registered Link established as a part of the CCI backhaul network. Link Owners receive income from subscribers of the Link including CCI’s commitment to support its Wi-Fi network. To date, Wylink has sold 102 Registered Links representing total sales to date of $2,746,980 with total funded sales of 101 Registered Links at $2,716,980. Each sale consists of point to point OEM equipment, installation and lease for up to 25% of the capacity of the Link. The Company has authorized a total of 200 Links to be sold for the eight selected markets for an average Link price of $28,500 which would represent approximately $5,700,000 in projected Registered Link sales if all 200 links were sold.

Currently CCI’s primary service product consists of Wylink’s FCC Registered Link application and registration service for the 60 and 90 Gigahertz FCC “protected frequency” supporting the backbone of CCI’s 4G Wi-Fi network. In addition to supporting its 4G mobile service, the network provides high capacity internet to fixed wireless commercial internet service providers. FCC Registered Links are capable of delivering at least one (1) Gigabyte or more of data throughput to multiple points throughout the network. This enables each point within the network to deliver 100 Mbps or more to the end user including mobile and fixed wireless customers. Service products include 4G Wi-Fi service to Mobile Service Operators (MSO’s), also known as “carriers”, hot spots, hot spot aggregators, hot zones such as special sports events and other large data capacity users.

Wylink, Inc.

As a subsidiary of Wytec International, Inc., Wylink, Inc. was developed as a partnership with General Patent Corporation (GPC) to hold the interest of Wytec’s five (5) world class patents involving multi-channeling technology and to provide protection and enforcement services to the value of its intellectual property. To date, no patent enforcement has been applied to Wytec’s interest in its patent portfolio.

Services

Mobile Service Operator (MSO)

As part of its network infrastructure planning and services to municipal governments, CCI has become a premier participant in the emerging $2.2 billion MSO Offload Services Industry. This Industry has only begun to be recognized over the past few years as a result of the massive data usage created by the continued advancement in smart phones, other smart devices, and the exponential growth of “Apps”. As a result, MSO’s have begun experiencing unprecedented service interruptions (dropped calls) and slower internet speed due to the lack of licensed spectrum necessary to support the additional data demand. As mobile service quality has decreased, MSO’s have begun looking for solutions to overcome the lack of licensed spectrum. For the first time in the history of the telecommunications industry, MSO’s have now accepted unlicensed Wi-Fi spectrum as part of the solution. Thus Wi-Fi offload services have become a serious consideration as a solution to address the MSO licensed spectrum shortage.

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

Consequently, what was once a remote possibility as a solution; Wi-Fi Offload, has now become a primary consideration to remedy the data consumption issue. Carriers such as AT&T have now incorporated the Wi-Fi alternative with the development of more than 20,000 Hot Spots from which to “offload” its data traffic. Most, if not all, other carrier are following suit by offloading their data traffic to Hot Spot Aggregators who have accumulated relationships with multiple Hot Spot locations through data management software. It has been reported that carriers need to “offload” approximately 35% of their data traffic to deliver a quality experience to their 4G customers. Even with the Hot Spot offloading alternative, studies have shown that only about 3% of the 35% offload needs are being accomplished through Hot Spot alternatives.

CCI, through one of its operating subsidiaries, has developed another offloading alternative through the development of a city-wide “carrier-grade” Wi-Fi network utilizing a strategic approach involving a carrier agnostic relationship with city management. This agnostic relationship approach allows the utilization of key access point (AP) locations throughout the city for the expansion of data capacity through micro-cell development essential for carriers to deliver “true” 4G services throughout their entire coverage area. Additionally, it allows CCI to offer the same service to multiple carriers simultaneously through its unique 16 Service Set Identifier (SSID) technology. Currently, no other provider in the United States can offer this feature outside of CCI, giving the Company a unique differentiator and barrier to entry from its closest competitor. On December 5, 2012, CCI established a historical event in being the first in the United States to perform a true 4G delivery in Columbus, Ohio by transmitting 117 Mbps of throughput to a mobile device. This has now set the standard and caught the interest of multiple major carriers throughout the United States in considering CCI for its unique offload services. CCI management believes securing carrier interest to the level of securing a Wi-Fi offload service contract could still be a year in development. This is due to the fact that an acceptable business case for carrier offload charges are still in its infancy and requires sophisticated software to establish the case and the price charged for the service. CCI is in the process of developing this software and expects to complete it by the end of the third quarter of 2013.

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

Overview of Current Operations

We continue to shift our focus away from our past revenue sources, such as, web hosting, dial-up, wireless, DSL and wired internet services, and the design, development and implementation of 4G mobile Wi-Fi networks with an accelerated concentration towards the development of our “Smart City” concept. Recent national and international relationships have enhanced the progression of our “Smart City” development in conjunction with the growing relationships with city and most recently state governments.

On November 8, 2011, we acquired Wytec, a non-operational company that owns five U.S. patents related to Local Multipoint Distribution Service (“LMDS”). LMDS deals primarily in the transmission of point-to-point and point-to-multipoint data distribution utilizing millimeter wave spectrum. Though the patents are currently unusable in our current 4G backhaul configuration, we intend to advance a derivative of the technology for usage in future 4G millimeter backhaul deployments. Millimeter links are now utilized as the predominate choice in gigabyte data transmission in support of 4G network deployments.

On June 9, 2012, our wholly owned subsidiary Wytec formed a wholly owned subsidiary, Wylink, Inc., a Texas corporation, to market and sell millimeter wave spectrum in the licensed 60 & 90 Gigahertz frequency channels. The Federal Communications Commission (“FCC”) has developed a unique application program giving the ability for qualified applicants to own millimeter spectrum under a program known as the Registered Link Program. We sell point-to-point “Registered Links” as part of our backhaul solution in support of our 4G Wi-Fi network. As of June 30, 2013, Wylink had sold 102 Registered Links for a total of $2,716,980. The cash received from the sale of our Registered Links is recorded as “deferred revenue” and will be recorded as revenue once the telecommunication equipment is installed for the link owners.

On September 7, 2012, Wytec entered into a definitive agreement with General Patent Corporation (“GPC”) to form Wytec LLC, a Delaware limited liability company, for the purpose of transferring ownership of our five patents originally owned by Wytec International, Inc. into Wytec LLC. GPC acts as the General Member of the LLC and will assist in the monetization of the five patents.

Management now focuses its primary business on the development of 4G mobile broadband networks capable of delivering 100 Mbps to mobile devices and to be utilized as a multi-carrier “offload” solution. We plan to “light-up” at least ten (10) Central Business District (“CBD”) operations within North America by year end 2013.

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

Result of Operations for the Six Months Ended June 30, 2013 and 2012

Revenue for the six months ended June 30, 2013 was $34,533 compared to revenue of $38,894 for the six months ended June 30, 2012. This decrease in revenue of $4,361 or 11% was primarily due to the loss of market share to competing companies from cellular and satellite based technologies. We are currently expanding our product lines to increase our revenue through alternative means, such as, “mobile” 4G services and the establishment of a Registered Links Program, whereby we intend to sell point to point links between two known GPS coordinates that make up a part of a backhaul network feeding into a microcell mobile broadband network.

Cost of sales for the six months ended June 30, 2013 was $29,053, a decrease of $3,063, or 10%, from $32,116 for the six months ended June 30, 2012. Our cost of sales decreased primarily due to reductions in costs related to sales operations.

Gross profit as a percentage of revenue decreased from (17%) from the six months ended June 30, 2012 to 16% for the six months ended June 30, 2013. Gross profit as a percentage of revenue decreased due to cost of sales not reducing on the same scale as our reduction in revenues.

General and administrative expenses were $1,146,271 for the six months ended June 30, 2013, as compared to $431,883 for the six months ended June 30, 2012. This resulted in an increase of $714,388 or 165%. The increase in our general and administrative expenses was largely a result of commissions paid to third parties to assist in the setup and registration of links sold during the six months ended June 30, 2013.

Salary and wage expenses were $339,251 for the six months ended June 30, 2013, as compared to $126,897 for the six months ended June 30, 2012, which resulted in an increase of $212,354, or 167%. The increase in salary and wages is due to several new employees added along with an increase in compensation (including stock compensation) of certain current employees.

Interest expense for the six months ended June 30, 2013 was $101,359, as compared to $92,521 for the six months ended June 30, 2012. This resulted in an increase of $8,838 or 10% compared to the same period in 2012. The increase was primarily due to our increased convertible debentures held during the six months ended June 30, 2013, as compared to the six months ended June 30, 2012.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for operations. As of June 30, 2013, we had a working capital (deficit) of ($2,522,221). As of June 30, 2013, $2,716,980 of our current liabilities are deferred revenue on link sales that have been funded by the customer, but the service has not yet been provided. As of June 30, 2013, $248,506 of our outstanding convertible debentures and notes payable are in default or mature within the next twelve months and are classified as current liabilities in the accompanying consolidated balance sheet. We plan to remedy the defaults through conversions or through repayments once future financing is secured.

During the six months ended June 30, 2013, the Company received a total of $50,000 from private lenders in exchange for unsecured convertible promissory notes with various maturity dates between December 31, 2014 and September 30, 2015.

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

As of June 30, 2013, our cash balance was $680,050. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, private placements of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we would be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Issued Accounting Standards

The Company has reviewed the updates issued by the Financial Accounting Standards Board (“FASB”) during the six month period ended June 30, 2013, and determined that the updates are either not applicable to the Company or will not have a material impact on the Company.

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

Our chief executive officer and principal financial officer, William Gray, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective as of June 30, 2013. Specifically, our disclosure controls and procedures were not effective in timely alerting our management to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

•	We do not have an independent board of directors or audit committee or adequate segregation of duties.
•	All of our financial reporting is generated by our financial consultant.
•	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

We have begun to rectify these weaknesses by hiring additional accounting personnel and will create an independent board of directors once we have additional resources to do so.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities.

During the six month period ended June 30, 2013, the Company issued 15,025,000 shares of common stock for services rendered by 4 employees, pursuant to the private placement exemption available under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

Item3. Defaults Upon Senior Securities.

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

Date: August 9, 2013

