Form 10-Q
period 2013-09-30
COMPETITIVE COMPANIES INC
filed 2013-11-14
CIK 1161706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2013

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

Yes ☐ No ☒

As of November 11, 2013, there were 335,621,533 shares outstanding of the registrant’s common stock.

COMPETITIVE COMPANIES, INC.

FORM 10-Q

September 30, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$618,340	$184,195
Accounts receivable, net of allowance of $4,100 and $4,100	6,359	1,620
Equipment held for installation	473,241	–
Total current assets	1,097,940	185,815

Property and equipment, net	45,962	40,335

Other assets:
Deposits	10,858	6,903

Total assets	$1,154,760	$233,053

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$59,580	$84,610
Accrued expenses	207,294	169,918
Deferred revenues	3,824,480	727,500
Notes payable	67,006	67,006
Convertible debentures, net of discounts of $0 and $65,204	276,500	693,796
Derivative liabilities	–	96,642
Total current liabilities	4,434,860	1,839,472

Long-term liabilities:
Convertible debentures, net of discount of $0	476,915	–

Total liabilities	4,911,775	1,839,472

Stockholders' (deficit):
Preferred stock, $0.001 par value 100,000,000 shares authorized:
Class A convertible, no shares issued and outstanding with no liquidation value	–	–
Class B convertible, 1,495,436 shares issued and outstanding with no liquidation value	1,495	1,495
Class C convertible, 1,000,000 shares issued and outstanding with no liquidation value	1,000	1,000
Common stock, $0.001 par value, 500,000,000 shares authorized, 335,621,533 and 311,779,045 shares issued and outstanding at September 30, 2013 and December 31, 2012	335,618	311,778
Additional paid-in capital	5,442,999	5,276,154
Accumulated (deficit)	(9,538,127)	(7,196,846)
Total stockholders' (deficit)	(3,757,015)	(1,606,419)

Total liabilities and stockholders' (deficit)	$1,154,760	$233,053

See accompanying notes to consolidated financial statements.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012

Revenue	$18,782	$33,821	$53,315	$65,380
Cost of sales	11,154	15,803	40,208	48,129

Gross profit	7,628	18,018	13,107	17,251

Expenses:
General and administrative	659,668	193,501	1,805,939	622,895
Salaries and wages	180,409	114,229	519,659	241,126
Depreciation and amortization	1,353	975	3,648	2,634
Bad debts	–	–	–	1,300
Total operating expenses	841,430	308,705	2,329,246	867,955

Operating loss	(833,802)	(290,687)	(2,316,139)	(850,704)

Other income (expense):
Interest expense	(26,756)	(2,479)	(128,115)	(97,453)
Other income	1,529	282,918	5,551	280,019
Gain on disposal of assets	–	–	780	–
Change in fair market value of derivative liabilities	–	55,000	96,642	129,049
Total other income (expense)	(25,227)	335,439	(25,142)	311,615

Net income (loss)	$(859,029)	$44,752	$(2,341,281)	$(539,089)

Weighted average number of common shares outstanding - basic and fully diluted	335,607,403	274,707,515	330,361,967	242,907,839

Net income (loss) per share - basic and fully diluted	$–	$–	$(0.01)	$–

See accompanying notes to consolidated financial statements.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2013	2012

Cash flows from operating activities
Net loss	$(2,341,281)	$(539,089)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of convertible notes payable discounts	65,204	61,030
Bad debts expense	–	1,300
Change in fair market value of derivative liability	(96,642)	(129,049)
Common stock issued for services and compensation	97,250	43,068
Depreciation and amortization	3,648	2,634
Gain on asset disposal	(780)	–
Decrease (increase) in assets:
Accounts receivable	(4,739)	(899)
Equipment held for installation	(473,241)	–
Deposits	(3,955)	(2,801)
Prepaid expenses	–	15,708
Increase (decrease) in liabilities:
Accounts payable	(25,030)	(266,736)
Accrued expenses	76,791	47,202
Deposits	–	11,430
Deferred revenues	3,096,980	477,372
Net cash provided by (used in) operating activities	394,205	(278,830)

Cash flows from investing activities
Purchases of property and equipment	(12,179)	(12,042)
Purchases of securities	–	(1,100)
Proceeds from equipment sales	3,684	–
Net cash used in investing activities	(8,495)	(13,142)

Cash flows from financing activities
Proceeds from issuance of convertible debentures	50,000	251,000
Principal payments on short term and convertible debentures	(5,000)	(20,000)
Proceeds from exercise of stock warrants	3,435	–
Net cash provided by financing activities	48,435	231,000

Net increase (decrease) in cash	434,145	(60,972)
Cash - beginning	184,195	142,474
Cash - ending	$618,340	$81,502

Supplemental disclosures:
Interest paid	$–	$97,453
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Value of shares issued for conversion of debentures	$90,000	$274,500
Refinanced convertible debentures and accrued interest	$276,915	$–
Value of shares issued for subscriptions payable	$–	$34,620
Value of derivative adjustment due to debt conversions	$–	$9,350
Debt discounts	$–	$80,880

See accompanying notes to consolidated financial statements.

COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2013

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

The consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred continuous losses from operations, has an accumulated deficit of $9,538,127 and a working capital deficit of $3,336,920 at September 30, 2013, and has reported negative cash flows from operations in most periods over the last five years. In addition, the Company does not currently have the cash resources to meet its operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature of the industry in which the Company operates.

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

COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2013

Note 3 – Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2013	2012

Telecommunication equipment and computers	$19,646	$7,497
Furniture and fixtures	41,823	44,851
	61,469	52,348
Less accumulated depreciation	(15,507)	(12,013)
	$45,962	$40,335

Depreciation expense totaled $3,648 and $2,634 for the nine months ending September 30, 2013 and 2012, respectively.

Note 4 – Notes Payable

Notes payable consists of the following:

	September 30,	December 31,
	2013	2012

Unsecured promissory note bearing interest at a rate of 8% per annum, matured on March 2, 2010. Currently in default.	$30,000	$30,000

Unsecured promissory note bearing interest at rate of 8% per annum, matured on June 15, 2009. Currently in default.	10,000	10,000

Unsecured promissory note bearing interest at a rate of 8% per annum, matured on June 15, 2009. Currently in default. .	10,000	10,000

Unsecured note payable to a stockholder, bearing interest at a rate of 8% per annum, matured on February 23, 2011. Currently in default.	17,006	17,006
Total notes payable	$67,006	$67,006

Interest continues to accrue on these notes as long as they remain outstanding. The Company recorded interest expense on notes payable in the amount of $4,020 and $7,916 for the nine months ended September 30, 2013 and 2012, respectively. The Company intends to pay the outstanding principal and accrued interest when liquidity allows.

COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2013

Note 5 – Convertible Debentures

The Company has issued unsecured convertible promissory notes at various times from 2008 through 2013. During the nine months ended September 30, 2013 and 2012, the Company issued convertible promissory notes totaling $50,000 and $251,000, respectively. The notes bear interest at rates at 8% to 12.5% per annum. The notes mature at various times through June 2015.

The principal balance of each note is convertible into shares of the Company’s common stock. The conversion terms of each note varies, but in general, the notes are convertible at a rate equal to a specified percentage (most range from 80% to 90%) of the Company’s average common stock closing price for a short period of time prior to conversion.

Certain convertible promissory notes also carry detachable warrants. As of September 30, 2013, warrants to purchase 4,008,533 shares of the Company’s and Subsidiary’s common stock were outstanding. The warrants have exercise prices ranging from $0.003 to $0.021 per share and are exercisable for a period of two years from the grant date.

In accordance with ASC 470-20 Debt with Conversion and Other Options, the remaining discount totaled $-0- and $194,114 for the variable conversion feature and warrants at September 30, 2013 and 2012, respectively. The discounts are amortized to interest expense over the term of the debentures. The original stated maturity of the remaining convertible debentures was June 30, 2013, and therefore all remaining discount was amortized by that date. Notes with a maturity date of June 30, 2013 totaling $126,500, plus another $50,000 note with a maturity date of January 31, 2013, are all considered to be in default as of July 1, 2013. The Company recorded $65,204, and $61,030 of interest expense pursuant to the amortization of the note discounts during the nine months ended September 30, 2013 and 2012, respectively.

During the nine months ended September 30, 2013, certain convertible debentures issued by Competitive Companies, Inc. (“CCI Notes”) and associated accrued interest were cancelled and new convertible notes were issued by Wytec International, Inc. (“Wytec Notes”). During the nine month period, $276,915 of CCI Notes’ principal and accrued interest were converted to Wytec Notes. The Wytec Notes bear interest at 12.5% per annum, are payable at maturity, and are convertible at a rate of $3.00 per share, subject to adjustment upon the occurrence of certain events. The Wytec Notes have a two-year term. As such, the Wytec Notes referenced above, along with other notes issued by Wytec International, Inc. for cash proceeds during 2012 and the first quarter of 2013, are classified as long-term liabilities in the accompanying consolidated balance sheet. The Wytec Notes also carry a total of 1,971,533 detachable warrants to purchase common stock of Wytec International, Inc. at an exercisable price of $1.00 per share.

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

In accordance with ASC 815-15, the Company determined that the variable conversion feature and the warrants and shares to be issued represented embedded derivative features, and these are shown as derivative liabilities on the balance sheet. The Company estimated the fair value of the compound embedded derivatives associated with the convertible debentures at September 30, 2012. During the second quarter of 2013, certain notes were converted, such that as of June 30, 2013, the number of shares of common stock issuable upon conversion of promissory notes and warrants no longer exceeds the number of shares of common stock authorized in the Company’s Articles of Incorporation. As such, the derivative liability was derecognized as of June 30, 2013.

The estimated change in the fair market value of the derivative liabilities totaled $96,642 and $129,049 for the nine months ended September 30, 2013 and 2012, respectively.

COMPETITIVE COMPANIES, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

SEPTEMBER 30, 2013

Note 7 – Changes in Stockholders’ Equity (Deficit)

During the nine-month periods ended September 30, 2013 and 2012, the Company issued 15,030,500 shares of common stock in exchange for $95,750 of completed services and compensation, and 4,050,000 shares of common stock in exchange for $31,685 of completed services and compensation, respectively.

On October 10, 2012, the Company granted employees options to purchase 3,000,000 shares of common stock exercisable at $0.01 per share with a three year vesting schedule and expiration dates between three years and four years. For the nine month period ending September 30, 2013, the stock- based compensation related to these option grants was $1,500.

During the nine-month periods ended September 30, 2013 and 2012, the Company issued 8,356,988 shares of common stock upon conversion of $90,000 in unsecured convertible promissory notes, and 77,108,517 shares of common stock upon conversion of $274,500 of unsecured convertible promissory notes, respectively.

During the nine-month period ended September 30, 2013, the Company issued 455,000 shares of common stock upon exercise of $3,435 in warrants.

Note 8 – Subsequent Events

None

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
(m)	uncollectible accounts and the need to incur expenses to collect amounts owed to the Company; and
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

Business

Competitive Companies, Inc. (the “Company” or “CCI”) was originally incorporated in the state of Nevada in October 2001 and acts as a holding company for its operating subsidiaries, Wytec International, Inc. (“Wytec”), Wylink, Inc. (“Wylink”), Wireless Wisconsin LLC (formerly DiscoverNet, Inc.), Innovation Capital Management, Inc. (“ICM”), and Innovation Capital Management LLC (“ICMLLC”), and Capaciti Networks (collectively, the “Subsidiaries”). The Company and its Subsidiaries (sometimes collectively referred to as “CCI”) are involved in providing next generation fixed and mobile wireless broadband Internet services nationally and internationally to both wholesale and retail customers. The Company’s recent developments in municipal and governmental relationships, intellectual property development and new leadership in key personnel, are causing us to shift a significant balance of our focus to delivering an aggregation of unique telecommunication services. These services are in support of the expanding concept of “intelligent city” development. Included in these unique services are the Company’s optimization strategies for assisting municipalities in leveraging current assets for maximum utilization to facilitate the delivery of enhanced broadband service to their communities.

We accomplish these objectives by applying proprietary carrier-grade technology while maintaining a vendor agnostic position. The benefits of this position enable CCI to continually perform its in-depth due-diligence and constantly next generation technology. This allows the Company to meet one of its primary core values of “delivering tomorrow’s communications solutions today.”

CCI is currently in high-level discussions with ten U.S. city governments including Columbus, Ohio. The initial 4GWi-Fi pilot project in Columbus, Ohio consisted of three (3) phases beginning with a 4G Wi-Fi speed test performed on December 5, 2012. As a result of the successful performance in Phase 1 (over 100 Mbps), the city approved Phase 2 to include a 4G Wi-Fi network development through the Department of Technology utilizing key buildings in Columbus, Ohio such as the Center of Science and Industry (“COSI”), Veterans Memorial, Police Headquarters and City Hall. This phase was designed to test certain technical features including load balancing, secure SSID connections, path differentiation, millimeter wave backhaul and stability of mobile throughput speeds.

These tests resulted in another record performance with speeds over 150 Mbps to a laptop computer and resulted in the drafting of CCI’s first contractual agreement with the city for services rendered. The agreement, when completed, is expected to provide for a network development by us covering a substantial portion of the Central Business District (“CBD”) of Columbus, Ohio providing, among other services, direct connections to public safety devices and high capacity Wi-Fi access to commercial enterprises and the extension of the Company’s metro cell deployment designed for carrier offload and machine to machine services. This network infrastructure is expected to be capable of delivering bandwidth services ranging from 5 megabits per second up to 1.5 gigabits per second to midsize and large corporate operations located in the CBD area as well as data transport services to carriers, municipalities and energy operations. Through the Company’s subsidiary, Wireless Wisconsin, LLC, we provide high speed wireless Internet connections to residents in rural communities, as well as some dial-up internet services to businesses and residents within various markets throughout rural Wisconsin. We operate in both a regulated and non-regulated environment. Our current plan now includes the delivery of 4G mobile broadband services via Wi-Fi in major and rural markets throughout the United States.

Wytec International, Inc. designs, manufactures and installs “proprietary” carrier-class Wi-Fi solutions to Mobile Service Operations (“MSOs”), National Telecommunications Operators (“NTOs”) and corporate enterprises. Wytec owns five world-class patents held in a partnership with General Patent Corporation focused on high capacity millimeter wave technology. The Company plans to develop its future network infrastructure utilizing the third generation of its multi-channeling patented technology known as Causeway III™ representing over fifteen years of design, development and installation. The Company has most recently engaged Southwest Research Institute, one of the largest research facilities in the world, to assist in the design of its next generation of millimeter wave enhancements utilizing multi-channeling technology.

Wylink Inc., a wholly owned subsidiary of Wytec, operates and manages a unique sales organization engaged in the sale of FCC registered links (“Registered Links” or “Links”) participating in the 70 and 80 gigahertz licensed frequency program (the “Registered Link Program”). The Registered Link Program allows qualified individuals to own a segment of the “backhaul” infrastructure of the Company’s citywide business deployment. A total of eight cities have been chosen for initial deployment of the Company’s Registered Link Program. The first market, Columbus, Ohio, has most recently sold out of its Registered Links representing 52 Links averaging $25,000 per Link totaling $1,300,000 in sales. Sales for markets two through eight have already begun with active participation. Each market is chosen carefully with multiple considerations including local government acceptance and select city participation. Participation includes access point real estate and fiber optics positioning. Wylink’s management estimates that Wylink’s total sales for 2013 will be 175 Registered Links in eight markets averaging $28,500 per Link totaling approximately $4,987,500 of projected revenue. There is no assurance, however, as to whether or not Wylink will continue to sell more Registered Links or how many Registered Links Wylink will sell in 2013. Furthermore, with each Registered Link it sells, Wylink incurs a liability to provide and install telecommunications equipment at its cost for the Link owner, recorded as deferred revenue in the accompanying consolidated balance sheet, and monthly lease payments for access to a portion of the Link’s capacity.

Innovation Capital Management, Inc. operates as the Company’s private equity placement division focused on raising capital and developing joint ventures and acquisitions, while Innovation Capital Management, LLC focuses on structuring strategic marketing relationships for the Company’s products and services. ICM is currently managing the offering of a $5 million private placement for Wytec International, Inc. The offering consists of Convertible Secured Notes of Wytec and is secured by an unperfected security interest in Wytec’s share of net proceeds from the licensing, enforcement and commercial use of its five (5) patents covering Local Multipoint Distribution Service (“LMDS”) technology. The conversion price is $3.00 per share and the notes bear simple interest at the rate of 12% per annum. As of September 30, 2013, Wytec had issued $576,915 of its convertible notes and expects to fully subscribe the offering by November 2013, although there is no assurance as to how much capital Wytec will raise from its offering of notes.

Products

Wireless Wisconsin,LLC

CCI, through its wholly owned subsidiary, Wireless Wisconsin LLC, currently provides residential customers in Western Wisconsin dial-up, DSL, and wireless broadband services. Both DSL and dial-up internet are provided via a wholesale relationship with Ikano Wholesale. This wholesale relationship provides multiple territory access to many markets throughout North America and allows CCI to potentially expand its coverage nationwide. The Company’s local “fixed” broadband wireless services are currently restricted to areas located in western Wisconsin with plans to include mobile 4G Internet access and expand to other Wisconsin markets utilizing millimeter wave backhaul technology.

Wytec International, Inc.

Product sales for CCI are performed through its wholly owned subsidiary, Wytec International, Inc. and include proprietary equipment under the Company’s Original Equipment Manufacturer (“OEM”) relationships. Future equipment sales will include the Company’s patented multi-channeling technology for both licensed and unlicensed spectrum configured for both point to point and point to multipoint network configuration. Primary sales are currently being achieved through Wytec’s wholly owned subsidiary, Wylink, Inc., designed to promote the business opportunity afforded under the FCC 70-80 GHz allocation program. In essence, Wylink promotes and sells the opportunity for a qualified applicant to own and operate its own Registered Link established as a part of the CCI backhaul network. Link owners receive income from subscribers of the Link including CCI’s commitment to support its Wi-Fi network. To date, Wylink has sold 139 Registered Links representing total sales to date of $3,854,485. Each sale consists of point to point OEM equipment, installation and lease for up to 25% of the capacity of the Link. The Company has authorized a total of 175 Links to be sold for the eight selected markets for an average Link price of $28,500 which would represent approximately $4,987,500 in projected Registered Link sales if all 175 Links were sold.

Wylink, Inc.

As a subsidiary of Wytec International, Inc., Wytec, Inc. was developed as a partnership with General Patent Corporation (“GPC”) to hold the interest of Wytec’s five (5) world class patents involving multi-channeling technology and to provide protection and enforcement services to the value of its intellectual property. To date, no patent enforcement has been applied to Wytec’s interest in its patent portfolio.

Services

Mobile Service Operator (MSO)

As part of its network infrastructure planning and services to municipal governments, CCI has become a premier participant in the emerging $2.2 billion MSO Offload Services Industry. This industry has only begun to be recognized over the past few years as a result of the massive data usage created by the continued advancement in smart phones and smart devices. As a result, MSOs have begun experiencing unprecedented service interruptions (dropped calls) and slower internet speed due to the lack of licensed spectrum necessary to support the additional data demand. As mobile service quality has decreased, MSOs have begun looking for solutions to overcome the lack of licensed spectrum. For the first time in the history of the telecommunications industry, MSOs have now accepted unlicensed Wi-Fi spectrum as part of the solution. Thus Wi-Fi offload services have become a serious consideration to address the MSO licensed spectrum shortage.

CCI has embraced the accelerating offload services industry with the development of its own proprietary Wi-Fi offload service to include both its patented Local Multipoint Distribution Service (“LMDS”) backhaul technology and its exclusive OEM relationships to design, deploy and manage the fastest and most reliable network in America. Preliminary tests have now proven that the resulting CCI network will support end user speeds exceeding 100 Megabits per Second (“Mbps”) for a mobile device.

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

CCI, through one of its operating subsidiaries, has developed another offloading alternative through the development of a city-wide “carrier-grade” Wi-Fi network utilizing a strategic approach involving a carrier agnostic relationship with city management. This agnostic relationship approach allows the utilization of key access point (“AP”) locations throughout the city for the expansion of data capacity through micro-cell development essential for carriers to deliver “true” 4G services throughout their entire coverage area. Additionally, it allows CCI to offer the same service to multiple carriers simultaneously through its unique 16 Service Set Identifier (“SSID”) technology. Currently, no other provider in the U.S. can offer this capability outside of CCI, giving the Company a unique differentiator and barrier to entry from its closest competitor. On December 5, 2012, CCI established a historical event in being the first in the United States to perform a true 4G delivery in Columbus, Ohio by transmitting 117 Mbps of throughput to a mobile device. This has now set the standard and caught the interest of multiple major carriers throughout the United States in considering CCI for its unique offload services. CCI management believes securing carrier interest to the level of securing a Wi-Fi offload service contract could still be a year in development. This is due to the fact that an acceptable business case for carrier offload charges are still in its infancy and requires sophisticated software to establish the case and the price charged for the service. CCI is in the process of developing this software and expects to complete it by the end of 2013.

Internet Services

CCI had been installing and offering high-speed internet service to selected apartment complex customers since May 2002. It offered high-speed internet access services via DSL. However, through open access rights provided to cable operators in early 2008, the Company was unable to compete with better capitalized cable providers and discontinued this service in 2009. Today the Company is primarily focused on delivering 4G mobile broadband utilizing millimeter wave technology in rural markets in Wisconsin and potentially eventually across North America.

Overview of Current Operations

We continue to shift our focus away from our past revenue sources, such as, web hosting, dial-up, wireless, DSL, and wired internet services, and the design, development, and implementation of 4G mobile Wi-Fi networks with an accelerated concentration towards the development of our “Smart City” concept. We believe recent national and international relationships have enhanced the progression of our “Smart City” development in conjunction with the growing relationships with city and most recently state governments.

On November 8, 2011, we acquired Wytec, a non-operational company that owns five U.S. patents related to LMDS. LMDS deals primarily in the transmission of point-to-point and point-to-multipoint data distribution utilizing millimeter wave spectrum. Though the patents are currently unusable in our current 4G backhaul configuration, we intend to advance a derivative of the technology for usage in future 4G millimeter backhaul deployments. Millimeter links are now utilized as the predominate choice in gigabyte data transmission in support of 4G network deployments.

On June 9, 2012, our wholly owned subsidiary Wytec formed a wholly owned subsidiary, Wylink, Inc., a Texas corporation, to market and sell millimeter wave spectrum in the licensed 60 & 90 Gigahertz frequency channels. The Federal Communications Commission (“FCC”) has developed a unique application program giving the ability for qualified applicants to own millimeter spectrum under a program known as the Registered Link Program. We sell point-to-point Registered Links as part of our backhaul solution in support of our 4G Wi-Fi network. As of September 30, 2013, Wylink had sold 139 Registered Links for a total of $3,854,480. The cash received from the sale of our Registered Links is recorded as “deferred revenue” and will be recorded as revenue once the telecommunication equipment is installed for the link owners.

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

Result of Operations for the Nine Months Ended September 30, 2013 and 2012

Revenue for the nine months ended September 30, 2013 was $53,315, as compared to revenue of $65,380 for the nine months ended September 30, 2012. This decrease in revenue of $12,065 or 18% was primarily due to the loss of market share to competing companies from cellular and satellite based technologies. We are currently expanding our product lines to increase our revenue through alternative means such as, “mobile” 4G services and the establishment of a Registered Links Program, through which we intend to sell point to point Links between two known GPS coordinates that make up a part of a backhaul network feeding into a microcell mobile broadband network.

Cost of sales for the nine months ended September 30, 2013 was $40,208, a decrease of $7,921, or 16%, from $48,129 for the nine months ended September 30, 2012. Our cost of sales decreased primarily due to reductions in costs related to sales operations.

General and administrative expenses were $1,805,939 for the nine months ended September 30, 2013, as compared to $622,895 for the nine months ended September 30, 2012. This resulted in an increase of $1,183,044 or 190% compared to the same period in 2012. The increase in our general and administrative expenses was largely a result of commissions paid to third parties to assist in the setup and registration of Links sold during the nine months ended September 30, 2013.

Salary and wage expenses were $519,659 for the nine months ended September 30, 2013, as compared to $241,126 for the nine months ended September 30, 2012, which resulted in an increase of $278,533, or 116% compared to the same period in 2012. The increase in salary and wages is due to several new employees added along with an increase in compensation (including stock compensation) of certain current employees.

Interest expense for the nine months ended June 30, 2013 was $128,115, as compared to $97,453 for the nine months ended September 30, 2012. This resulted in an increase of $30,662 or 31% compared to the same period in 2012. The increase was primarily due to our increased convertible debentures held during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for operations. As of September 30, 2013, we had a working capital deficit of $3,336,920. As of September 30, 2013, $3,824,480 of our current liabilities are deferred revenue on Link sales that have been funded by the customer, but the service has not yet been provided. As of September 30, 2013, $276,500 of our outstanding convertible debentures and notes payable are in default or mature within the next twelve months and are classified as current liabilities in the accompanying consolidated balance sheet. We plan to remedy the defaults through conversions or through repayments once future financing is secured.

During the nine months ended September 30, 2013, the Company received a total of $50,000 from private lenders in exchange for unsecured convertible promissory notes with various maturity dates between December 31, 2014 and September 30, 2015.

We anticipate that we will incur operating losses in the next twelve months. Our revenues are not expected to exceed our investment and operating costs in the next twelve months. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in their early stage of operations. To address these risks, we must, among other things, seek growth opportunities through investment and acquisitions, effectively monitor and manage our claims for payments that are owed to us, implement and successfully execute our business strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Satisfaction of our cash obligations for the next 12 months.

As of September 30, 2013, our cash balance was $618,340. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, private placements of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we would be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Issued Accounting Standards

The Company has reviewed the updates issued by the Financial Accounting Standards Board (“FASB”) during the nine month period ended September 30, 2013, and determined that the updates are either not applicable to the Company or will not have a material impact on the Company.

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

Our chief executive officer and principal financial officer, William Gray, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective as of September 30, 2013. Specifically, our disclosure controls and procedures were not effective in timely alerting our management to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities.

During the nine month period ended September 30, 2013, the Company issued 15,025,000 shares of common stock for services rendered by four employees, at fair value prices of $.006 to $.010 per share, pursuant to the private placement exemption available under Rule 506(b) of Regulation D of the Securities Act of 1933, as amended.

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

_____________

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

Date: November 11, 2013

