Form 10-K
period 2013-12-31
COMPETITIVE COMPANIES INC
filed 2014-03-26
CIK 1161706

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

COMPETITIVE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	333-76630	65-1146821
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

19206 Huebner Rd., Suite 202

San Antonio, Texas 78258

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

Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2013, based on a closing price of $0.055 was approximately $18,433,334 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by OTC-QB Market).

The number of shares of common stock, $0.001 par value, outstanding on March 24, 2014 was 334,676,533 shares.

COMPETITIVE COMPANIES, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2013

i

PART I

Item 1. Business.

The Company

Competitive Companies, Inc. (the “Company”) was originally incorporated in the state of Nevada in October 2001 and acts as a holding company for its operating subsidiaries, Wytec International, Inc., Wylink, Inc., Wireless Wisconsin LLC, Capaciti Networks, Inc., Innovation Capital Management, Inc., and Innovation Capital Management LLC (collectively, the “Subsidiaries”). The Company and its Subsidiaries (also collectively referred to as “CCI”) are involved in providing next generation fixed and mobile wireless broadband Internet services nationally and internationally to wholesale, retail and enterprise customers. Due to recent developments in our intellectual property and the continued development of our municipal and governmental relationships along with the addition of key personnel, we are expanding our business model to further develop the “intelligent city” concept. Included in the expanded business model are optimization strategies for assisting municipalities in leveraging current assets for maximum utilization for the provision of telecommunications services.

We plan to accomplish these objectives by applying the derivative development of our current intellectual property and utilizing proprietary next generation technology. We believe the benefits of this position allow CCI to continually perform its in-depth due-diligence and constantly improve our intellectual property while allowing us to meet one of our primary core values of “delivering tomorrow’s solutions today.”

CCI is currently in high-level discussions with ten U.S. city governments including Columbus, Ohio where we have been developing a 4G Wi-Fi network throughout the central business district of Columbus. CCI’s network infrastructure is capable of delivering bandwidth services up to 1.5 gigabits per second to a wide range of customers including midsize and large corporate operations located in Tier One, Tier Two, and Tier Three (the term “Tier” defines the population size of the link location) cities throughout the United States. CCI deploys millimeter wave technology as the backbone in the design of its platform networks in support of its high capacity data throughput objectives.

Subsidiary Operations

Wytec International, Inc., a Nevada corporation (“Wytec”), designs, manufactures, and installs “proprietary” carrier-class Wi-Fi solutions to local government, Mobile Service Operations (“MSOs”), National Telecommunications Operators (“NTOs”), and corporate enterprises. Wytec owns an interest in five patents focused on high capacity millimeter wave technology (the “Patents”), which Wytec holds in a partnership with General Patent Corporation (“GPC”). Wytec is developing the third generation of enhancements to its multi-channeling patented technology known as the LPN-16 representing over 15 years of design, development, and installation. Wytec has engaged Southwest Research Institute, one of the largest research facilities in the world, to assist it in, among other projects, the design of its next generation of millimeter wave improvements utilizing multi-channeling technology and other discovered improvements.

Wylink Inc., a Texas corporation and wholly owned subsidiary of Wytec (“Wylink”), operates and manages a unique sales organization engaged in the sale of Federal Communications Commission (“FCC”) registered links participating in the 70 and 80 gigahertz licensed frequency program (the “Program”). The Program allows qualified individuals to own a segment of the “backhaul” infrastructure of Wytec’s city-wide business deployment. A total of eight cities were chosen for initial deployment of Wylink’s Registered Link Program. The first market, Columbus, Ohio sold out of its Registered Links representing 52 Links averaging $25,000 per Link totaling $1,300,000 in sales. Each market was chosen carefully with multiple considerations including local government acceptance and select city participation. Participation includes access point real estate and fiber optics positioning. As of March 24, 2014, Wylink has sold 220 Registered Links in four markets averaging $29,297 per Link totaling $6,445,480 in sales. There is no assurance as to whether or not Wylink will sell more Registered Links or how many Registered Links Wylink will sell in 2014. Furthermore, with each Registered Link it sells, Wylink incurs liability to provide and install telecommunications equipment at its cost for the Link owner, and monthly lease payments for access to a portion of the Link’s capacity.

The holders of the Registered Links are currently being offered the opportunity by Wytec to exchange each Registered Link in consideration for (1) a pro rata percentage interest in the net income of Wytec, calculated in accordance with generally accepted accounting principles (“GAAP”) and distributable on a quarterly basis until the earlier to occur of (a) the date on which Wytec becomes a fully reporting company with the Securities and Exchange Commission (“SEC”) and its common stock is traded on the NASDAQ Capital Market or higher, or (b) five (5) years from the date of the closing of the exchange offer, (2) 20,000 shares of Wytec’s Series A Convertible Preferred Stock, each share of which is convertible into one share of Wytec’s common stock at any time, and (3) a first priority perfected security interest in Wytec’s interest in the Patents. The Units will share in a total of 33.3% of Wytec’s net profits (the “Net Profits Pool”).

Capaciti Networks, Inc., a Texas corporation (“CNI”), is a wholly owned subsidiary of CCI, CNI was formed on August 12, 2013. Capaciti provides flexible and customizable wireless internet services for small-to-medium businesses, and commercial and enterprise clients. Capaciti is currently trying a unique marketing and sales approach called Bid for Better Broadband (B4BB). This marketing and sales methodology supports the Company’s intelligent community commitment to city leaders by bringing increased broadband competition while providing competitive pricing and better broadband services. To date, Capaciti is the only wireless service provider in the industry to offer a name your own price approach for broadband services in the United States.  Capaciti officially launched its Bid for Better Broadband website on December 2, 2013 which allows potential customers to use an online automated system for choosing their broadband plan and communicating with Capaciti sales team members.  The Bid for Better Broadband site received its first accepted online bid in January of 2014.

Innovation Capital Management, Inc., (“ICM”) operates as the Company’s private equity placement division focused on raising capital and developing joint ventures and acquisitions while Innovation Capital Management, LLC (“ICMLLC”) focuses on structuring strategic marketing relationships for the Company’s products and services. ICM is currently managing an exchange offer with several holders of the Company’s outstanding convertible notes. In the exchange offer, we are offering up to 300,000 of units, each unit consisting of one dollar principal amount of 12.5% convertible promissory note of Wytec (the “Exchange Offer Notes”) and one warrant to purchase one share of Wytec’s common stock (“Exchange Offer Warrants”), in exchange for up to $300,000 of outstanding principal amount and accrued but unpaid interest of the Company’s convertible notes, which will then be cancelled. The security interest in the Exchange Offer Notes is pari pasu with the security interest securing Wytec’s other outstanding notes. The Exchange Offer Warrants are exercisable for a period of two years after the date of issuance at an exercise price of $3.00 per share. To date, Wytec has issued $111,149 of Exchange Offer Notes and 111,145 Exchange Offer Warrants exercisable until various dates ranging from June 30, 2015 to October 18, 2015. ICM is also managing our exchange offer with Registered Link holders, as discussed in the following paragraph. ICM does not receive any remuneration for its managerial services to the Company and its other Subsidiaries.

ICM is also managing our $5,374,480 buyback unit offering for Wytec International, Inc. The offering consists of 205 units consisting of 4,100,000 shares of Series A Convertible Preferred Stock and Participating Interest. The units will be exchanged for up to 205 registered links owned by Wytec linkholders. Each unit consists of (1) a pro rata percentage interest in the net profits of the Company, calculated in accordance with generally accepted accounting principles ("GAAP") and distributable on a quarterly basis until the earlier to occur of (a) the date on which the Company becomes a fully reporting company with the Securities and Exchange Commission ("SEC") and its common stock is traded on the NASDAQ Capital Market or higher, or (b) five (5) years from the date of the closing of this offering, and (2) 20,000 shares of the Wytec's Series A Convertible Preferred Stock, each Share of which is convertible into one share of the Wytec's common stock at any time and (3) a first priority perfected security interest in Wytec’s interest in the Patents. The Units will share in a total of 33.3% of the Company's net profits. As of March 24, 2014, Wytec had issued 70 units and expects to fully subscribe the offering by August 2014, although there is no assurance as to how many units will be issued.

ICM does not receive any remuneration for its managerial services to the Company and its other Subsidiaries.

Wireless Wisconsin, LLC, a Wisconsin limited liability company (“Wireless WI”), and managed by Capaciti, provides high speed wireless Internet connections to residents in rural communities to include dial-up, DSL and wireless internet services to businesses and residents within various markets throughout rural Wisconsin. Wireless WI operates in both a regulated and non-regulated environment. The Company is planning to install its high capacity wireless technology and begin offering its high capacity broadband services prior to year end of 2014. Our current plan now includes the delivery of 4G mobile broadband services via WiFi in major and rural markets throughout the United States.

CCI generates revenues through the sale of its products and services offered through its subsidiary operations.

Product Revenues

Wytec International, Inc. Wytec International, Inc. is currently developing its next generation of point-to-point and point-to-multipoint millimeter equipment technology in multiple licensed and “limited” licensed frequencies, including the 60, 71-76, 81-86, and 92-95 GHz bands. This technology has most recently come to the forefront as a significant piece in delivering 4G telecommunications services because of its high capacity internet throughput features. These features enable a further high capacity delivery to a microcell or “small cell” network ultimately delivering 100+ Mbps bandwidth to 4G mobile devices such as smartphones, i-pads and laptops. Management believes that the Wytec network design is one of the few 4G networks to comply with the International Mobile Telecommunications Advanced (“IMT-A”) standards of 4G technology in North America. Wytec is currently developing a 4G network in the Central Business District (“CBD”) of Columbus, Ohio and has successfully produced “mobile” speeds in excess of 200 Mbps for a laptop and over 100 Mbps for a smart phone. Management believes the result of these successes has further supported our claim of complying with IMT-A standards and sets Wytec apart as the only live open network meeting these standards in North America.

Additionally, Wytec has generated interest in multiple relationships involving key back-end support such as Wytec’s recent contract with Level 3 Communications (“Level 3”). Level 3 operates a Tier 1 network providing core transport, IP, voice, video, and content delivery for most of the Internet carriers in North America, Latin America, Europe, and selected cities in Asia. Level 3 is also the largest competitive local exchange carrier (“CLEC”) in the United States. Wytec’s contractual relationship with Level 3 opens the door for Wytec to market its equipment and services to more than 500 U.S. locations including 55 foreign countries.

Wytec’s current product development involves the design of a “small cell” radio called the LPN-16 designed to meet the stringent bandwidth needs of both government “first responder” services as well as “carrier offload” services. Management believes the LPN-16 radio is the first of its kind specifically developed to participate in the Small Cells as a Service (“SCaaS”) market which management forecasts will exceed $6.5 billion by 2018. In addition to the SCaaS market, management believes the LPN-16 radio will support the needs of the massive growth of the Machine to Machine (“MtoM”) and “wearable technologies” market which management forecasts to exceed $2 trillion within the same time frame.

Wytec’s LPN-16 radio is proprietary intellectual property of Wytec for which management filed a provisional patent application on March 12, 2014 for U.S. and International patent protection rights and is a significant part of Wytec’s intelligent community Wi-Fi network. Much of the design and engineering of the LPN-16 radio has been completed and we expect it to be commercially ready during the third quarter of 2014. We expect participants for testing the radio to include government (federal, state and municipal), mobile service operators (carriers), and multiple application service providers.

In December 2013, Wytec was solicited by Southwest Research Institute (SWRI), a world class international research firm, to apply for a major Request For Proposal (RFP) Wi-Fi Project issued by the United States Department of Homeland Security (“DHS”) under the Small Business Innovation Research (SBIR) Program (the “Program”). The Program consists of a three (3) phase development process involving key initiatives to develop a scalable architecture with associated standards, reference designs, compliance test models and a standards codification process for the integration of first responder wearable devices, vehicular devices, Land Mobile Radio (“LMR”), wireless data-offloading infrastructure, and cellular infrastructure using readily available smart phone and carrier-grade WiFi data-offloading technology. With the assistance of SWIR, Wytec has submitted and completed Phase one (1) of the Program. Successful Phase one (1) applicants chosen by DHS will be awarded $100,000 and allowed to submit a new application into Phase two (2) of the Program. Phase two (2) applicants chosen by DHS will be awarded up to $1,000,000 and allowed to submit a new application into Phase three (3) of the Program. Successful Phase three (3) applicants chosen by DHS will receive favorable contracting considerations with DHS as well as other United States government agencies, including but not limited to the Department of Energy and the Department of Defense.

Due to our previous successes with the high capacity security camera network project for the City of Columbus, our recognized record breaking mobile broadband speeds, our new LPN-16 technology and the high level involvement of SWRI, management believes that we have a better than average chance of successfully making it through all three (3) phases of the SBIR Program. Management believes these aforementioned contracts could exceed one billion dollars in revenue over an unspecified period of time, if awarded to us.

Wylink, Inc. Wylink has supported initial Wytec equipment sales through the development of a unique marketing concept called the Registered Link Program. The Registered Link Program generated Wytec product sales through the promotion of a business opportunity afforded under the FCC 70-80 GHz frequency allocation program. Wylink promotes and sells the opportunity to a qualified applicant allowing the applicant to own and operate its own Registered Link established as a part of the Wytec backhaul network. Registered Link owners receive income from subscribers of the Link including Capaciti’s (CCI subsidiary) commitment to support its Wi-Fi network through commercial and enterprise Internet sales. As of March 24, 2014, Wylink has sold 220 Registered Links in five markets averaging $29,297 per Link totaling $6,445,480 in Registered Link sales.

Currently Wytec’s primary service product consists of Wylink’s FCC Registered Link application and registration service for the 70 and 80 Gigahertz FCC “protected frequency” supporting the backbone of Wytec’s 4G Wi-Fi network. In addition to supporting its 4G mobile service, the network provides high capacity Internet to fixed wireless commercial Internet service providers. FCC Registered Links are capable of delivering at least one (1) gigabyte or more of data throughput to multiple points throughout the network. This enables each point within the network to deliver 100 Mbps or more to the end user including mobile and fixed wireless customers. Service products on the network include commercial and enterprise fixed wireless customers, mobile 4G Wi-Fi service to individuals, public safety (such as the camera network to the City of Columbus), MSOs, also known as “carriers,” hot spots, hot spot aggregators, hot zones such as special sports events and other large data capacity users. Much of the network capacity will be utilizing the Wytec LPN-16 small cell technology also known as Small Cells as a Service or “SCaaS”.

The total global market for equipment sales included in the Wytec portfolio of equipment offerings is estimated at over $5.7 billion by 2018 according to market research performed by Signals and Systems in their publication of the HetNet Bible dated May 10, 2013. CCI has estimated in a five year forecast that Wytec should capture approximately $116,443,000 or 2% of this equipment sales market.

Services Revenue

Much of the service revenue for CCI will be generated through the use of the Wytec network including fixed and mobile wireless services offered by its subsidiaries according to the services delivered.

Wytec Service Offerings

Transport and Maintenance Services. Wytec, besides selling equipment including its LPN-16 technology and other proprietary equipment offered through special vendor relationships, will also sell unique services known as “transport” services in consideration for transportation fees, for the use of the small cell portion of its network. This is known as “SCaaS” or Small Cells as a Service and primarily involves the sale of transport to enterprise customers that do not need the use of CCI’s Internet feed such as municipal, state, and federal governments, mobile service operators (Carriers), utility operators and machine to machine (m2m) customers.

The total global market for SCaaS sales is estimated at over $6.5 billion by 2018 according to market research performed by Signals and Systems in their publication of the HetNet Bible dated May 10, 2013. CCI has estimated in a five year forecast that Wytec should capture approximately $124,830,000 or 2% of the SCasS sales market. Wytec will also provide equipment maintenance contracts (from the sale of equipment) as a service and estimates the revenues from this service to total approximately $17,466,000 by 2018. Revenues for this service are calculated to be approximately 15% of total equipment sold. Management views this estimated percentage as an industry standard.

Capacity Service Offerings

Internet Services. Capaciti, Inc. was designed to market Internet services on behalf of the networks being designed and developed by Wytec. The offerings include but are not limited to fixed and mobile wireless service offerings to both residential and commercial Internet customers. In November 2013, Capaciti began selling mobile Wi-Fi through its contractual relationship with Pronto Networks allowing Wi-Fi services to be marketed in the Central Business District of Columbus, Ohio. To date, Capaciti has accepted over 200 mobile Wi-Fi connections and believes this service offering will grow substantially as users discover the record breaking speed of the network, delivering more than 100 Mbps to a smart phone and more than 200 Mbps to a laptop.

Capaciti also offers Internet services through its operation in Eau Claire, Wisconsin called Wireless Wisconsin and currently generates sales of approximately $5,165 per month. CCI plans to upgrade the Eau Claire market to provide the same services it currently provides in Columbus by year end 2014. Wireless Wisconsin also offers both DSL and dial-up internet via a wholesale relationship with Ikano Wholesale. This wholesale relationship provides multiple territory access to many markets throughout North America and allows the Company to expand its coverage nationwide.

Principal Suppliers

During the year ended December 31, 2013, CCI, through its various Subsidiaries, had various suppliers for its dial-up and high-speed internet connections. In July 2013, CCI signed a contract with Level 3 Communications, Inc. to provide Tier 1 Internet access in more than 500 U.S. cities. To date, the Company has “turned up” 9 cities with initial propagation and equipment installation in Columbus, Ohio, Atlanta, Georgia and San Antonio, Texas. CCI plans to complete propagation and initial equipment installation in at least eleven (11) new U.S. cities by the end of 2014. On October 15, 2013, CCI signed a contract with Pronto Networks for Wi-Fi authentication services enabling Wi-Fi access services to be provided via a mobile device such as smart phones, i-pads and laptops sold by the hour, day or week. The service includes integration services through Boingo and Ipass. Since inception, 142 subscribers have signed on to CCI’s network in Columbus, Ohio. Additionally, CCI contracts with Ikano Wholesale DSL in supporting its U.S. residential DSL and dial-up services.

Customers

During the years ended December 31, 2013 and 2012, revenues derived from internet access services provided by Wireless Wisconsin in Eau Claire, Wisconsin totaled $85,889 in 2012 and $61,984 in 2013, and revenues derived from Registered Link sales provided by Wylink totaled $0 in 2012 and $450,000 in 2013.

Competition and Market Overview

CCI is transitioning into providing professional, technical, and management telecommunications support services to a wide range of market types including municipalities, governments, education, large venues, transportation, and similar sectors desirous of or planning a “smart/intelligent” city infrastructure. The telecommunications industry is highly competitive, rapidly evolving, and subject to technology changes. Additionally, there are numerous telecommunications service companies that conduct extensive advertising campaigns to capture market share. CCI believes that the principal competitive factors affecting its business will be the continued advancement of private/public partnership development, competitive pricing levels, network performance, speed and data capacity efficiency, customer service, and the variety of data plans offered. Our ability to compete effectively will depend upon our continued ability to maintain high-quality, market-driven services at prices generally equal to or below those charged by competitors. To maintain a competitive posture, CCI believes that it must be in a position to reduce its prices in order to meet reductions in rates, if any, by others. Any such reductions could reduce profitability and make it cost prohibitive to continue as a going concern. Many of CCI’s current and potential competitors have financial, personnel, and other resources, including brand name recognition, greater than ours, as well as other competitive advantages.

Within the telecommunications industry sector, CCI competes principally with traditional local phone companies serving an area, including but not limited to AT&T, BellSouth, and Verizon. While these providers have name recognition, we believe CCI utilizes next generation technology to offer competitive pricing in various products and services related to 4G mobile broadband services. The Company is currently marketing its products through Wylink, but has not achieved and does not expect to achieve a significant market share for any of its resale services in the short run. Recent regulatory initiatives allow newer local phone companies to connect with traditional local phone company facilities. Although this provides increased business opportunities for CCI, such connection opportunities have been, and likely will continue to be, accompanied by increased pricing flexibility for and relaxation of regulatory oversight of the traditional local telephone companies.

Traditional local telephone companies have long-standing relationships with regulatory authorities at the federal and state levels. While recent FCC administrative decisions and initiatives provide for increased business opportunities to telecommunication providers such as CCI, they also provide the traditional local telephone companies with increased pricing flexibility for their private line, special access, and switched access services. Additionally, wireless Internet and VoIP services are currently non-regulated and cost much less than the standard hardwire services offered by the local phone companies.

Intellectual Property

The Company, through Wytec, is owner of an interest in five (5) United States Patents directly related to LMDS or millimeter technology. The Company is currently in the process of developing its next generation of the technology (the LPN-16) to include substantial improvements in software integration, multiple frequencies and utility mount capabilities.

Employees

As of December 31, 2013, we had thirteen (13) full-time employees, including our three executive officers. Currently, there are no organized labor agreements or union agreements between us and our employees.

Assuming we are able to pursue additional revenue through acquisitions and strategic alliances during 2014, we may need to hire additional employees. In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate. We believe the use of third-party service providers may enhance our ability to control general and administrative expenses and operate efficiently.

Governmental Approval and Regulation

CCI generally is subject to all of the governmental regulations that regulate businesses generally such as compliance with regulatory requirements of federal, state, and local agencies and authorities, including regulations concerning workplace safety, labor relations, and disadvantaged businesses. In addition, CCI’s operations are affected by federal and state laws relating to marketing practices in the telecommunications industry.

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

However, the FCC, United States Congress, and various state regulatory bodies have begun to assert regulatory authority over VoIP providers and on a continuous basis are evaluating how VoIP will be regulated in the future. Some of the existing regulations for VoIP are applicable to the entire industry, while other rulings are limited to specific companies and/or categories of service. At this point in time, the application of rules to CCI and its competitors is speculative.

Federal Regulation

The FCC has authority to regulate and implement provisions of the Telecommunications Act of 1996. One of the provisions enacted by the FCC was the Universal Service Order, which requires telecommunications carriers providing interstate telecommunications services to periodically contribute to universal service support programs administered by the FCC. The periodic contribution requirements to the Universal Service Funds are currently assessed based on a percentage of each contributor’s interstate end user telecommunications revenues reported to the FCC. The contribution rate factors are determined quarterly and carriers are billed for their contribution requirements each month based on projected interstate and international end-user telecommunications revenues, subject to periodic reconciliation. Currently we are not charged and are not paying a Universal Services Funds fee to the FCC. In the future we may become subject to this charge and have to pay it, in which case we would pass these fees to our customers a part of our service charges.

The FCC is considering several proposals that would fundamentally alter the basis upon which the Universal Service Fund contributions are determined and the means by which contributions can be recovered from. As of the first quarter 2013, the Universal Service Funds fees equals 16.1% of a telecom company’s interstate end-user revenues. As of the second quarter of 2013, the Universal Service Funds fee is 15.5%. If in the future we are required to pay the Universal Service Funds fee, those charges may impact our service fees and the ability to recoup these contributions from our customers.

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

Item 1A. Risk Factors.

Risks Relating with Our Business and Marketplace

We have incurred losses since inception and expect to incur losses for the foreseeable future. In addition, our poor financial condition raises substantial doubt about our ability to continue as a going concern. Our net losses for the years ended December 31, 2013 and 2012 was $3,422,943 and $1,035,566, respectively.  As of December 31, 2013, we had $901,785 in cash available to finance our operations and a working capital deficit of $4,818,257.  Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of securities, issuances of convertible notes, and sales of Registered Links by Wytec to satisfy working capital requirements. We will continue to be dependent upon the proceeds of future private offerings to fund development of products, short-term working capital requirements, marketing activities and to continue implementing our current business strategy. We cannot assure that we will be able to raise the necessary capital to continue operations.

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

Without realization of additional capital, it would be unlikely for us to continue as a going concern. As a result of our working capital deficit at December 31, 2013, and other factors, our auditors have included an explanatory paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty. The going concern qualification may adversely impact our ability to raise the capital necessary for the continuation of operations.

Our limited resources may prevent us from retaining key employees or inhibit our ability to hire and train a sufficient number of qualified management, professional, technical and regulatory personnel. Our success may also depend on our ability to attract and retain other qualified management and personnel familiar in telecommunications industry. Currently, we have a limited number of personnel that are required to perform various roles and duties as a result of our limited financial resources. We intend to use the services of independent consultants and contractors to perform various professional services, when appropriate to help conserve our capital. However, if and when we determine to acquire additional personnel, we will compete for such persons with other companies and other organizations, some of which have substantially greater capital resources than we do. We cannot assure that we will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable us to conduct our business.

We must adapt quickly to changes in technology. Telecommunications is a rapidly evolving technology. We must keep abreast of this technological evolution. To do so, we must continually improve the performance, features, and reliability of our equipment and related products. If we fail to maintain a competitive level of technological expertise, then we will not be able to compete successfully in our market.

Our inability to respond timely to technological advances could have an adverse effect on our business. We must be able to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We cannot assure that we will be able to successfully use new technologies effectively or adapt our products in a timely manner to a competitive standard. If we are unable to adapt in a timely manner to changing technology, market conditions, or customer requirements, then we may not be able to compete successfully in our market.

We may not be able to repay our indebtedness. We have substantial indebtedness to related parties and to unaffiliated third parties, as disclosed in more detail in our reports, financial statements, and notes to financial statements filed with the SEC. We cannot assure that we will be able to repay all or any of our indebtedness, or that the indebtedness does not and will not continue to have a material adverse impact on our financial condition, operating results and business performance, including but not limited to our ability to continue as a going concern.

We cannot assure that we will achieve profitability. We cannot assure that we will be able operate profitability in the future. We may not be able to transition successfully from our current stage of business to a stabilized operation having sufficient revenues to cover expenses. While attempting to make this transition, we will be subject to all the risks inherent in a small business, including the needs to adequately service and expand our customer base and to maintain and enhance our current services. Our future profitability will be affected by all the risk factors described herein.

We are exposed to various possible claims relating to our business and our insurance may not fully protect us. We cannot assure that we will not incur uninsured liabilities and losses as a result of the conduct of our business. We generally maintain theft and casualty insurance and have modest liability and property insurance coverage, along with workmen’s compensation and related insurance. However, should uninsured losses occur, our shareholders could lose their invested capital.

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

Our ability to protect our intellectual property is uncertain. We own an interest in patents and may apply for additional patents in the future. We cannot assure that these applications will be approved or that any other person will not challenge the patents or attempt to infringe upon our proprietary rights. If we are unable to protect our proprietary rights or if such rights infringe on the rights of others, our business would be materially adversely affected.

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

Risks Relating To Our Common Stock

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. Companies trading on the OTC-QB Market, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC-QB Market. More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC-QB Market by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC-QB Market for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC-QB Market for one year. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our stock. In addition to the “penny stock” rules described above, FINRA has adopted rules that require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located at 19206 Huebner Road, Suite 202, San Antonio, Texas, where we lease approximately 3,400 square feet of office space for approximately $5,100 per month. The lease expires on October 31, 2015, and we have the ability to extend the lease on month to month basis at the end of the current lease term.

Wireless WI’s operations are located in Eau Claire, Wisconsin, where we lease approximately 860 square feet of office and warehouse space for approximately $800 per month. The lease expired on September 30, 2013 and we currently lease the space on a month to month basis.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our common stock was approved for trading on FINRA’s Over-the-Counter Bulletin Board market (OTC:BB) under the symbol CCOP on March 8, 2006. Our common stock now trades relatively light volume on the OTC-QB Market, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. The range of high and low bid quotations for each fiscal quarter within the last two fiscal years was as follows:

	December 31, 2013		December 31, 2012
	High	Low	High	Low
1st Quarter	$0.020	$0.005	$0.020	$0.005
2nd Quarter	$0.058	$0.013	$0.019	$0.004
3rd Quarter	$0.045	$0.004	$0.023	$0.002
4th Quarter	$0.065	$0.027	$0.012	$0.003

The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

As of March 24, 2014, there were 676 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of March 24, 2014, there were 334,676,533 shares of common stock outstanding on record.

We have never declared or paid dividends on our Common Stock and have no plan to do so in the immediate future.

Equity Compensation Plan and Information

2012 Stock Incentive Plan

On October 10, 2012, in order to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success, the Company, through its board of directors, adopted an equity incentive plan (the “Plan”), pursuant to which 25,000,000 shares of our common stock are reserved for issuance as awards to employees, directors, consultants and other service providers. Under the Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code and non-qualified stock options. The incentive stock options may only be granted to employees. Nonstatutory stock options may be granted to employees, directors and consultants. The Plan is administered by our board of directors until such time as such authority has been delegated to a committee of the board of directors. The Plan was ratified by our shareholders in September 2013. As of the date of this report, 3,000,000 stock options have been granted and remain outstanding under the Plan.

Plan and Non Plan Stock Option Grants

The following table sets forth information as of December 31, 2013, regarding outstanding options granted under the plan and options reserved for future grant under the plan.

Plan Category	Number of shares to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of shares remaining available for future issuance under equity compensation plans

Equity compensation plans approved by stockholders	3,000,000	$0.01	22,000,000

Equity compensation plans not approved by stockholders	-0-	$-0-	-0-

Total	3,000,000	$0.01	22,000,000

Warrants

The Company currently has a total of 12,725,000 common stock purchase warrants outstanding to purchase a total of 12,725,000 shares of its common stock exercisable until various dates ranging from March 31, 2014 to December 31, 2015, 4,000,000 of which are exercisable at an exercise price of $0.05 per share and 8,725,000 of which are exercisable at an exercise price of $0.01 per share.

Wytec currently has a total of 2,011,100 common stock purchase warrants outstanding to purchase a total of 2,011,145 shares of Wytec common stock exercisable until various dates ranging from August 13, 2014 to October 18, 2015, 150,000 of which are exercisable at an exercise price of $3.00 per share, 100,000 of which are exercisable at an exercise price of $1.50 per share, and 1,761,100 of which are exercisable at an exercise price of $1.00 per share.

Recent Sales of Unregistered Securities

The following are issuance of securities by us during the fiscal year ending December 31, 2013 in transactions exempt from registration that were not previously included in a Quarterly Report on Form 10-Q or in a Report on Form 8-K: Mr. Gray was issued 100,000 shares of the Company’s Series D Preferred Stock.

Issuer Purchases of Equity Securities

The Company repurchased a total of 470,000 shares of its equity securities during the fourth quarter ended December 31, 2013, from employees of the Company for $20,653.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements

This Form 10-K contains financial projections and other “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others, statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Form 10-K. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this Form 10-K. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:

(a)	volatility or decline of our stock price;

(b)	potential fluctuation in quarterly results;

(c)	our failure to earn revenues or profits;

(e)	inadequate capital to continue business;

(e)	insufficient revenues to cover operating costs;

(f)	barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

(g)	dilution experienced by our shareholders in their ownership of the Company because of the issuance of additional securities by us, or the exercise of outstanding convertible securities;

(h)	inability to complete research and development of our technology with little or no current revenue;

(i)	lack of demand for our products and services;

(j)	loss of customers

(k)	rapid and significant changes in markets;

(l)	technological innovations causing our technology to become obsolete;

(m)	increased competition from existing competitors and new entrants in the market;

(n)	litigation with or legal claims and allegations by outside parties;

(o)	inability to start or acquire new businesses, or lack of success of new businesses started or acquired by us, if any;

(p)	inability to effectively develop or commercialize our technology; and

(q)	inability to obtain patent or other protection for our proprietary intellectual property.

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you not to place undue reliance on the statements, which speak only as of the date of this Form 10-K. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with our condensed financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks and uncertainties.

Overview of Current Operations

For the years ended December 31, 2013 and 2012, we incurred net losses of $3,422,943 and $1,035,566 respectively.  Our accumulated deficit at the end of December 31, 2013 was $10,619,789.  We have a history of operating losses and expect to continue incurring losses for the foreseeable future. We cannot anticipate when, if ever, our operations will become profitable. We expect to incur significant net losses as we invest in our technology, expand our markets and pursue our business strategy. We intend to invest significantly in our business before we expect cash flow from operations to be adequate to cover our operating expenses. If we are unable to execute our business strategy and grow our business, either as a result of the risks identified in this annual report or for any other reason, our business, prospects, financial condition and results of operations will be adversely affected.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to intangible assets, deferred tax assets and fair value computation using the Black Scholes option pricing model. We base our estimates on historical experience and on various other assumptions, such as the trading value of our common stock and estimated future undiscounted cash flows, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Revenue Recognition

Our main source of revenue currently is through the Company’s subsidiary, Wireless WI. Our revenue is recognized when persuasive evidence of an arrangement exists; delivery of our services has occurred; our price to our customer is fixed or determinable; and collectability of the sales price is reasonably assured. As such, we recognize revenues from our dial-up and broadband internet services in the month in which we provide services. Services provided but not billed by the end of the year are reflected as unbilled receivables in the accompanying consolidated balance sheets; likewise, services billed in advance for future months are reflected in deferred revenues in the accompanying consolidated balance sheets.

A secondary source of revenue is through the Company’s subsidiary, Wylink, where the sales of FCC Registered Links sales, as well as the necessary equipment and installation of the equipment, are sold to qualified individuals. Revenue is recognized once the link has been registered on behalf of the customer and the necessary equipment has been installed and is ready for use.

Derivative Financial Instruments

The Company utilizes various types of financing to fund our business needs, including convertible debts with conversion features and other instruments not indexed to our stock. The convertible notes include fluctuating conversion rates. The Company uses a lattice model for valuation of the derivative described in Note 7. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and then re-valued periodically, with changes in the fair value reported in income in accordance with ASC 815. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net cash settlement of the derivative instrument could be required within the 12 months of the balance sheet date.

Stock-Based Compensation

All share based-based payments to service providers or employees, including grants of employee stock options, are recognized in the income statement based upon their fair values. Stock issued for services, compensation and expenses related to stock option awards totaled $97,850 and $31,684 for the years ended December 31, 2013 and 2012, respectively.

Result of Operations for the Years Ended December 31, 2013 and 2013

Revenues for the year ended December 31, 2013 was $514,484 compared to revenues of $85,889 for the year ended December 31, 2012. This resulted in an increase in revenues of $428,595, or 499%.  Our revenues increased in 2013 compared to 2012 due to the recognition of revenue from 18 Registered Links that went live in 2013.

Cost of sales for the year ended December 31, 2013 was $258,765, an increase of $198,960, or 333%, from $59,805 for the year ended December 31, 2012.  Our cost of sales increased primarily due to costs incurred in the operation of our Registered Links Program from which we have recognized $450,000 in link revenue for the year ended December 31, 2013.

General and administrative expenses were $2,884,467 for the year ended December 31, 2013, as compared to $872,024 for the year ended December 31, 2012.  This resulted in an increase of $2,012,443 or 231%.  The increase in our general and administrative expenses was largely a result of commissions paid for link sales. Commissions expense is recorded in the period in which the commission form the link sale has been earned and paid, even though the revenue from the sale may not be recognized until a future period.

Salary and wage expenses were $743,113 for the year ended December 31, 2013, versus $329,444 of salary and wage expenses for the year ended December 31, 2012, which resulted in an increase of $413,669, or 126%.  The increase in salary and wages is due to the increase in compensation of the current employees, along with the addition of higher level employees throughout the Company. The number of employees has increased from 6 full time employees in 2012 to 13 full time employees in 2013.

Interest expenses were $156,107 for the year ended December 31, 2013, versus $232,791 of interest expense for the year ended December 31, 2012, which resulted in a decrease of $76,684, or (33%). The decrease was primarily due to our refinancing of our convertible debentures held during the year.

Depreciation expenses was $5,351 for the year ended December 31, 2013, versus $3,903 for the year ended December 31, 2012, resulting in an increase of $1,448 or 37%.  The increases are principally due to the purchase of additional property and equipment.

Other income is $13,761 for the year ended December 31, 2013, versus $321,248 for the year ended December 31, 2012, resulting in a decrease of $307,487 or 96%.  The decrease is principally due to the write off of outstanding payables in 2012.   We do not anticipate the occurrence of any payable write offs in the future.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources. As of December 31, 2013, we had a working capital deficit of $4,818,257. Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.

In 2012 we received a total of $491,000 in exchange for convertible debentures, coupled with 11,107,000 detachable common stock warrants with exercise prices ranging from $0.0030 to $0.0210.

In 2013 we received a total of $50,000 in exchange for convertible debentures, coupled with 250,000 detachable common stock warrants with an exercise price of $3.00 per share. The fair value of the warrants recorded as a discount to the convertible debentures is immaterial.

Amortization of discount associated with the warrants that accompany convertible debentures totaled $65,204 and $199,560, for the years ending December 31, 2013 and 2012, respectively.

However, should we not be able to continue to secure additional financing when needed, we may be required to slow down or suspend our growth or reduce the scope of our current operations, any of which would have a material adverse effect on our business.

During the year ended December 31, 2013, the Company repurchased a total of 470,000 shares of common stock, at an aggregate cost of $20,653.

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

Going Concern Qualification

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $10,619,789 and a working capital deficit of $4,818,257 at December 31, 2013, and have reported negative cash flows from operations over the last five years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Competitive Companies, Inc.

We have audited the accompanying consolidated balance sheets of Competitive Companies, Inc. and subsidiaries (collectively, the “Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Competitive Companies, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has insufficient working capital and a stockholders’ deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Padgett, Stratemann & Co., LLP

San Antonio, Texas

March 24, 2014

COMPETITIVE COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
Assets

Current assets:
Cash	$901,785	$184,195
Accounts receivable, net	10,658	1,620
Equipment held for installation	714,804	–
Total current assets	1,627,247	185,815

Property and equipment, net	60,523	40,335

Other assets:
Deposits and other assets	10,108	6,903

Total assets	$1,697,878	$233,053

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$192,048	$84,610
Accrued expenses	225,448	169,918
Deferred revenues, net of commissions	5,339,480	727,500
Notes payable	67,006	67,006
Current portion of convertible debentures, net	621,522	693,796
Derivative liabilities	–	96,642
Total current liabilities	6,445,504	1,839,472

Long-term liabilities:
Convertible debentures, net	111,104	–

Total liabilities	6,556,608	1,839,472

Stockholders' (deficit):
Preferred stock, $0.001 par value 100,000,000 shares authorized: Class A convertible, no shares issued and outstanding with no liquidation value	–	–
Class B convertible, 1,495,436 shares issued and outstanding with no liquidation value	1,495	1,495
Class C convertible, 1,000,000 shares issued and outstanding with no liquidation value	1,000	1,000
Class D convertible, 100,000 shares issued and outstanding with no liquidation value	100	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 335,621,533 and 311,779,045 shares issued, 335,151,533 and 311,779,045 shares outstanding at December 31,2013 and December 31, 2012, respectively	335,618	311,778
Additional paid-in capital	5,443,499	5,276,154
Accumulated (deficit)	(10,619,789)	(7,196,846)
Treasury stock, at cost, 470,000 and 0 shares at December 31, 2013 and December 31, 2012, respectively	(20,653)	–
Total stockholders' (deficit)	(4,858,730)	(1,606,419)

Total liabilities and stockholders' (deficit)	$1,697,878	$233,053

See accompanying notes to financial statements.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2013	2012

Revenue	$514,484	$85,889
Cost of sales	258,765	59,805

Gross profit	255,719	26,084

Expenses:
General and administrative	2,884,467	872,024
Salaries and wages	743,113	329,444
Depreciation	5,351	3,903
Bad debts	1,045	1,300
Total operating expenses	3,633,976	1,206,671

Net operating loss	(3,378,257)	(1,180,587)

Other income (expense):
Interest income	238	–
Interest expense	(156,107)	(232,791)
Other income	13,761	321,248
Gain on sale of fixed asset	780	–
Change in fair market value of derivative liabilities	96,642	56,564
Total other income (expense)	(44,686)	145,021

Net loss	$(3,422,943)	$(1,035,566)

Weighted average number of common shares outstanding - basic and fully diluted	331,687,665	258,393,503

Net loss per share - basic and fully diluted	$(0.01)	$–

See accompanying notes to financial statements.

COMPETITIVE COMPANIES, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	Ended December 31,
	2013	2012

Cash flows from operating activities
Net loss	$(3,422,943)	$(1,035,566)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of convertible notes payable discounts	65,204	199,560
Bad debts expense (recoveries)	–	1,300
Change in fair market value of derivative liability	(96,642)	(56,564)
Common stock issued for services and compensation	97,850	31,684
Depreciation	5,351	3,903
Gain on asset disposal	(780)	–
Decrease (increase) in assets:
Accounts receivable	(9,038)	(1,378)
Prepaid expenses	–	20,708
Equipment held for installation	(714,804)	–
Deposits and other assets	(3,205)	(3,900)
Increase (decrease) in liabilities:
Accounts payable	107,438	(258,820)
Accrued expenses	101,656	3,512
Customer deposits	–	(39,913)
Deferred revenues	4,611,980	723,018
Net cash provided by (used in) operating activities	742,067	(412,456)

Cash flows from investing activities
Purchases of property and equipment	(28,443)	(38,587)
Proceeds from equipment sales	3,684	–
Net cash used in investing activities	(24,759)	(38,587)

Cash flows from financing activities
Proceeds from short term and convertible debts	50,000	491,000
Principal payments on short term and convertible debts	(32,500)	–
Proceeds from exercise of stock warrants	3,435	–
Sale (purchase) of treasury stock	(20,653)	1,764
Net cash provided by financing activities	282	492,764

Net increase in cash	717,590	41,721
Cash - beginning	184,195	142,474
Cash - ending	$901,785	$184,195

Supplemental disclosures:
Interest paid	$156,107	$232,791
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Value of shares issued for conversion of debt	$90,000	$325,046
Refinanced convertible debentures and accrued interest	$316,484	$–
Value of derivative adjustment due to debt conversions	$–	$320,367
Debt discounts	$–	$80,954

See accompanying notes to financial statements.

COMPETITIVE COMPANIES, INC.

 CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT)

			Class A		Class B		Class C		Class D							Total
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Treasury Stock		Additional	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in	Payable	(Deficit)	(Deficit)
Balance, December 31, 2011	207,837,771	$207,838	–	$–	1,495,436	$1,495	1,000,000	$1,000	–	$–	2,020,000	$(15,624)	$4,682,337	$34,620	$(6,161,280)	$(1,249,614)

Shares issued for conversion of debts	97,073,466	97,072	–	–	–	–		–	–	–	–	–	222,484	5,490	–	325,046

Shares issued for services	4,150,000	4,150	–	–	–	–		–	–	–	–	–	27,534	–	–	31,684

Shares issued for subscription payable	2,717,808	2,718	–	–	–	–		–	–	–	–	–	22,812	(25,530)	–	–

Adjustment to derivative liability due to debt conversions	–	–	–	–	–	–		–	–	–	–	–	320,267	–	–	320,267

Sale of treasury stock	–	–	–	–	–	–		–	–	–	(2,020,000)	15,624	720	(14,580)	–	1,764

Net loss for the year ended December 31, 2012	–	–	–	–	–	–		–	–	–	–	–	–	–	(1,035,566)	(1,035,566)

Balance, December 31, 2012	311,779,045	$311,778	–	$–	1,495,436	$1,495	1,000,000	$1,000	–	$–	–	$–	$5,276,154	$–	$(7,196,846)	$(1,606,419)

Shares issued for compensation			–	–	–	–	–	–	100,000	100	–	–	–	–	–	100

Shares issued for conversion of debts	8,356,988	8,355	–	–	–	–	–	–	–	–	–	–	81,645	–	–	90,000

Shares issued for services	15,030,500	15,030	–	–	–	–	–	–	–	–	–	–	80,720	–	–	95,750

Shares issued for warrant exercise	455,000	455	–	–	–	–	–	–	–	–	–	–	2,980	–	–	3,435

Share-based compensation expense	–	–	–	–	–	–	–	–	–	–	–	–	2,000	–	–	2,000

Purchase of treasury stock	–	–	–	–	–	–	–	–	–	–	470,000	(20,653)	–	–	–	(20,653)

Net loss for the year ended December 31, 2013	–	–	–	–	–	–	–	–	–	–	–	–	–	–	(3,422,943)	(3,422,943)

Balance, December 31, 2013	335,621,533	$335,618	–	$–	1,495,436	$1,495	1,000,000	$1,000	1,000,000	$100	470,000	$(20,653)	$5,443,499	$–	$(10,619,789)	$(4,858,730)

See accompanying notes to financial statements.

Note 1 – Nature of Business and Significant Accounting Policies

Description of Business

Through the Company’s subsidiary, Wylink Inc., the Company operates and manages a unique sales organization engaged in the sale of Federal Communications Commission (“FCC”) registered links participating in the 70 and 80 gigahertz licensed frequency program (the “Program”). The Program allows qualified individuals to own a segment of the “backhaul” infrastructure of Wytec’s city-wide business deployment. A total of eight cities were chosen for initial deployment of Wylink’s Registered Link Program.

Through the Company’s subsidiary, Wisconsin Wireless, LLC, the Company’s primary operations consist of providing high speed wireless Internet connections to residents in rural communities, as well as some dial-up internet services to businesses and residents within various markets throughout rural Wisconsin. The Company operates in both a regulated and non-regulated environment.

On August 12, 2013 the Company formed a subsidiary, Capaciti Networks, Inc., to provide flexible and customizable wireless internet services for small-to-medium businesses, and commercial and enterprise clients called Bid for Better Broadband (B4BB). This service allows customers to use an online automated system for choosing their broadband plan and communicating with Capaciti sales team members.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities:

		State of		Abbreviated
Name of Entity (1)	Form of Entity	Incorporation	Relationship (2)	Reference
Competitive Companies, Inc.	Corporation	Nevada	Parent	CCI
Capaciti Networks, Inc.	Corporation	Texas	Subsidiary	CNI
Competitive Communications, Inc.(3)	Corporation	California	Subsidiary	COMM
CCI Residential, Inc.(3)	Corporation	California	Subsidiary	CCIR
Innovation Capital Management, Inc.	Corporation	Delaware	Subsidiary	ICMI
Innovation Capital Management, LLC	Limited Liability Corporation	Delaware	Subsidiary	ICML
Wireless Wisconsin, LLC	Limited Liability Corporation	Wisconsin	Subsidiary	WW
Wytec International, Inc.	Corporation	Nevada	Subsidiary	WYTECI
Wylink, Inc.	Corporation	Texas	Subsidiary.(4)	WYLINK

(1) Certain non-operational holding companies have been excluded.

(2) All subsidiaries are wholly-owned.

(3) Inactive since discontinuing its operations in California in 2009

(4) Wholly-owned subsidiary of Wytec International, Inc.

The consolidated financial statements herein contain the operations of the wholly owned subsidiaries listed above. All significant inter-company transactions have been eliminated in the preparation of these financial statements. The parent company, CCI and subsidiaries will be collectively referred to herein as the “Company”, or “CCI”.

Revenue Recognition

Our main source of revenue currently is through the Company’s subsidiary, Wylink, where the sales of FCC Registered Links sales, as well as the necessary equipment and installation of the equipment, are sold to qualified individuals. Revenue is recognized once the link has been registered on behalf of the customer and the necessary equipment has been installed and is ready for use. Amounts collected from the customer prior to completion of all obligations to the customer are recorded as deferred revenue. Commission expense is recorded in the period in which the commission from the sale has been earned and paid, even though the revenue from the sale may not be recognized until a future period.

A secondary source of revenue is through the Company’s subsidiary, WW. Our revenue is recognized when persuasive evidence of an arrangement exists; delivery of our services has occurred; our price to our customer is fixed or determinable; and collectability of the sales price is reasonably assured. As such, we recognize revenues from our dial-up and broadband internet services in the month in which we provide services. Services provided but not billed by the end of the year are reflected as unbilled receivables in the accompanying consolidated balance sheets; likewise, services billed in advance for future months are reflected in deferred revenues in the accompanying consolidated balance sheets.

Allowance for Doubtful Accounts

We evaluate the allowance for doubtful accounts on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible. The allowance for doubtful accounts was $5,145 and $4,100 at December 31, 2013 and 2012, respectively.

Equipment Held for Installation

Equipment held for installation is comprised of link equipment that the company has purchased to satisfy obligations under its link sales program.

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

Fair Value of Financial Instruments

FASB ASC 820-10-05 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The carrying amounts of cash, accounts payable and accrued expenses reported on the balance sheets are estimated by management to approximate fair value primarily due to the short term nature of the instruments. The Company had derivative liabilities that required fair value measurement on a recurring basis as of December 31, 2013 and 2012.

Derivative Financial Instruments

The Company utilizes various types of financing to fund our business needs, including convertible debts with conversion features and other instruments not indexed to our stock. The convertible notes include fluctuating conversion rates. The Company uses a lattice model for valuation of the derivative described in Note 7. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and then re-valued periodically, with changes in the fair value reported in income in accordance with ASC 815. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net cash settlement of the derivative instrument could be required within the 12 months of the balance sheet date.

Basic and Diluted Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2013 and 2012, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

All share based-based payments to service providers or employees, including grants of employee stock options, are recognized in the income statement based upon their fair values. Stock issued for services and compensation was $97,850 and $31,684 for the year ended December 31, 2013 and 2012, respectively.

Advertising

We expense advertising costs as they are incurred. These expenses approximated $25,050 and $51,626 for the years ended December 31, 2013 and 2012, respectively, of which $-0- and $6,700 consisted of stock based compensation pursuant to the issuance of a total of -0- and 1,000,000 shares, respectively.

Income Taxes

The Company files an income tax return in the U.S. federal jurisdiction, as well as in the states of Texas, Wisconsin, and Ohio.

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

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions. The Company has determined that no reserve for uncertain tax positions is required; however, the tax years 2009 through 2012 remain open for examination by taxing authorities.

The Company files state tax returns in Texas, Ohio and Wisconsin.

Recent Accounting Pronouncements

The Company has reviewed the updates issued by the Financial Accounting Standards Board (“FASB”) during the year ended December 31, 2013, and determined that the updates are either not applicable to the Company or will not have a material impact on the Company.

Note 2 – Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $10,619,789 and a working capital deficit of $4,818,257 at December 31, 2013, and have reported negative cash flows from operations for five of the previous six years. In addition, we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

Note 3 – Fair Value of Financial Instruments

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

Note 4 – Property and Equipment

Property and equipment consist of the following:

	December 31,
	2013	2012

Telecommunication equipment and computers	$35,910	$7,497
Furniture and fixtures	41,824	44,851
	77,734	52,347
Less accumulated depreciation	(17,211)	(12,013)
	$60,523	$40,335

Depreciation expense totaled $5,351 and $3,903 for the years ended December 31, 2013 and 2012, respectively.

Note 5 – Notes Payable

The Company has unsecured notes payable to individuals, with original maturity dates ranging from June 5, 2009 to February 23, 2011, totaling $67,006 at December 31, 2013 and 2012. The notes bear interest at 8% and are currently in default.

Interest continues to accrue on these notes as long as they remain outstanding. The Company recorded interest expense on notes payable in the amount of $5,361 and $5,396 for the years ended December 31, 2013 and 2012 respectively. The Company intends to pay the outstanding principal and accrued interest when liquidity allows.

Note 6 – Convertible Debentures

The Company has issued unsecured convertible promissory notes at various times from 2008 through 2013. During the years ended December 31, 2013 and 2012, the Company issued one convertible promissory note totaling $50,000 and 15 convertible promissory notes totaling $491,000, respectively. The notes bear interest at rates ranging from 8.0% to 12.5% per annum. The notes mature at various times from through June 2015. The future payment obligations for these notes are $621,522 in 2014 and $111,104 in 2015.

The principal balance of each note is convertible into shares of the Company’s common stock. The conversion terms of each note varies, but in general, the notes are convertible at a rate equal to a specified percentage (most range from 80% to 90%) of the Company’s average common stock closing price for a short period of time prior to conversion.

CCI currently has a total of 12,725,000 common stock purchase warrants outstanding to purchase a total of 12,725,000 shares of its common stock exercisable until various dates ranging from March 31, 2014 to December 31, 2015, 4,000,000 of which are exercisable at an exercise price of $0.05 per share and 8,725,000 of which are exercisable at an exercise price of $0.01 per share.

Wytec currently has a total of 2,011,100 common stock purchase warrants outstanding to purchase a total of 2,011,145 shares of Wytec common stock exercisable until various dates ranging from August 13, 2014 to October 18, 2015, 150,000 of which are exercisable at an exercise price of $3.00 per share, 100,000 of which are exercisable at an exercise price of $1.50 per share, and 1,761,100 of which are exercisable at an exercise price of $1.00 per share.

The following is a summary of activity of CCI and Wytec outstanding common stock warrants:

	Number of	Number of
	CCI Warrants	Wytec Warrants

Balance, December 31, 2011	27,310,110	–
Warrants granted	387,000	–
Warrants exercised	–	–
Warrants expired	–	–
Balance, December 31, 2012	27,697,110	–

Balance, December 31, 2012	27,697,110	–
Warrants granted	–	2,011,100
Warrants exercised	455,000	–
Warrants expired	14,517,110	–
Balance, December 31, 2013	12,725,000	2,011,100

Exercisable, December 31, 2013	12,725,000	2,011,100

In accordance with ASC 470-20 Debt with Conversion and Other Options, the remaining discount totaled $-0- and $80,954 for the variable conversion feature and warrants at December 31, 2013 and 2012, respectively. The discounts are amortized to interest expense over the term of the debentures. The original stated maturity of the remaining convertible debentures was June 30, 2013, and therefore all remaining discount was amortized by that date. Notes with a maturity date of June 30, 2013 totaling $113,006, plus another $50,000 note with a maturity date of January 31, 2013, are all considered to be in default as of January 1, 2014. The Company recorded $65,204 and $199,560 of interest expense pursuant to the amortization of the note discounts during the year ended December 31, 2013 and 2012, respectively.

Note 7 – Derivative Liabilities

As discussed in Note 7 under Convertible Debentures, the Company issued convertible notes payable through the conversion of outstanding principal and accrued interest into shares of the Company’s common stock. The conversion terms of the convertible notes are variable based on certain factors, including the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. As of December 31, 2013 and 2012, the number of shares of common stock issuable upon conversion of promissory notes and warrants exceeds the Company’s maximum number of authorized common shares. Due to the fact that the number of shares of common stock issuable exceeds the number of authorized shares, the equity environment is tainted and all additional convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date.

In accordance with ASC 815-15, the Company determined that the variable conversion feature and the warrants and shares to be issued represented embedded derivative features, and these are shown as derivative liabilities on the balance sheet. The Company estimated the fair value of the compound embedded derivatives associated with the convertible debentures at December 31, 2013 and 2012.

In 2013, as a result of the elimination of certain convertible notes, the Company determined that the number of shares of common stock issuable upon conversion of promissory notes and warrants no longer exceeded the Company's maximum number of authorized common shares. As a result, the derivative liability was reduced to zero at that time.

The estimated change in the fair market value of the derivative liabilities totaled $96,642 and $56,564 for the year ended December 31, 2013 and 2012, respectively.

Note 8 – Changes in Stockholders’ Equity (Deficit)

During the years ended December 31, 2013 and 2012, the Company issued 15,030,500 shares of common stock in exchange for $95,750 of completed services and compensation, and 4,150,000 shares of common stock in exchange for $31,684 of completed services and compensation, respectively.

During the years ended December 31, 2013 and 2012, the Company issued 8,356,988 shares of common stock upon conversion of $90,000 in unsecured convertible promissory notes, and 97,073,466 shares of common stock upon conversion of $319,556 in unsecured convertible promissory notes, respectively.

On October 10, 2012, the Company granted employees options to purchase 3,000,000 shares of common stock exercisable at $0.01 per share with a three year vesting schedule and expiration dates between three and four years. For the year ending December 31, 2013, the stock-based compensation related to these option grants was $2,000.

During the year ended December 31, 2013, the Company issued 455,000 shares of common stock upon exercise of $3,435 in warrants.

During the year ended December 31, 2013, the Company issued 100,000 shares of series D preferred stock in exchange for $100 of compensation.

Note 9 – Treasury Stock

During the year ended December 31, 2013, the Company purchased 470,000 shares of common stock, at an aggregate cost of $20,653

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

During the year ended December 31, 2012, the Company adopted 2012 Stock Incentive Plan (the “Plan”). The Plan authorizes the issuance of stock options to acquire up shares of the Company’s common stock (less the number of shares issuable upon exercise of options granted by the Company under all other stock incentive plans on the date of any grant under the Plan). The Plan provides for the grant of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended), options that are not incentive stock options, stock appreciation rights and various other stock-based grants. Shares reserved for awards under this plan total 25 million.

On October 10, 2012, the Company granted employees options to purchase 3,000,000 shares of common stock exercisable at $0.01 with a three year vesting schedule and expiration dates between three years and four years. The stock-based compensation expense for the year ended December 31, 2013 and 2012 was $2,000 and $-0-, respectively.

Note 11 – Income Taxes

For the years ended December 31, 2013 and 2012, the Company incurred net operating losses and, accordingly, no current provision for income taxes has been recorded. In addition, no benefit for deferred income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2013, the Company had $9,010,891 of federal and state net operating loss carryforwards. The net operating loss carry forwards, if not utilized, will begin to expire in 2026.

The components of the Company’s deferred tax asset are as follows:

	December 31,	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carry forwards	$4,209,487	$3,046,400
Total deferred tax assets	4,209,487	3,046,400

Net deferred tax assets before valuation allowance	4,209,487	3,046,400
Less: Valuation allowance	(4,209,487)	(3,046,400)
Net deferred tax assets	$–	$–

The federal income tax benefit expected by the application of a 34% corporate income tax rate to pre-tax net loss differs from the actual benefit recorded due to the valuation allowance recorded for 2013 and 2012. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2013 and 2012.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions. The tax years 2009 through 2012 remain open to examination by the taxing jurisdictions in which we file returns.

Note 12 – Commitments and Contingencies

The Company leases its office space in San Antonio, Texas and Eau Claire, Wisconsin. The Company renewed its current lease agreement in San Antonio, Texas on November 1, 2012 for a three year term. The future lease payments for the office space in San Antonio, Texas for 2014 is $62,632 and for 2015 is $53,060. The Company pays approximately $800 per month on a month-to month basis for its office space in Eau Claire, Wisconsin.

Total rent expense for office space was $71,318 and $52,366 for the years ended December 31, 2013 and 2012, respectively.

During the year ended December 31, 2013, we had one employment agreement our chief executive officer Pursuant to the employment agreement, our chief executive officer receives an annual salary in the amount of $120,000 and an annual auto allowance of $6,000, payable in monthly installments of $500.

Note 13 – Subsequent Events

In January 2014, the Company paid $15,642 ($0.041per share) to repurchase 380,000 shares of its equity securities that were issued as payroll compensation in 2013. In February 2014, the Company paid $3,643 ($0.038 per share) to repurchase 95,000 shares of its equity securities that were issued as payroll compensation in 2013. These purchases are recorded as treasury stock.

In January 2014, Wytec issued 24,000,000 shares of common stock to CCI.

As of March 24, 2014 the Company has sold an additional 12 Links for $420,000, all of which is deferred until the Link has been placed in service.

As of March 24, 2014, Wytec has acquired 83 Links and related equipment for 1,660,000 shares of Wytec’s Series A Convertible Preferred Stock per the $5,374,480 Buyback Unit Offering.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer during the year ended December 31, 2013, William Gray, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, Mr. Gray concluded that our disclosure controls and procedures are not effective, which are discussed below in more detail, in timely alerting him to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2013 for the following reasons.

•	The Company does not have an independent board of directors or audit committee or adequate segregation of duties;

•	A significant portion of our financial reporting is prepared by our financial consultant;

•	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company; and

•	Inadequate closing process to ensure all material misstatements are corrected in the financial statements.

We intend to rectify these weaknesses by implementing an independent board of directors and hiring additional accounting personnel once we have additional resources to do so.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended December 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2013 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The members of the board of directors of the Company will serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board. Information as to the directors and executive officers of the Company and its wholly owned subsidiary Wytec is as follows:

NAME	AGE	POSITION
William H. Gray	63	Chief Executive Officer, President, Chief Financial Officer, Secretary, and Chairman
Larry Griffin	61	Director
Robert Merola	51	Chief Technical Officer of Wytec
Angus Davis	42	Chief Strategy Officer of Wytec

Duties, Responsibilities, and Experience

William H. Gray has been a director of the Company since November 2008, the chief executive officer, president, chief financial officer, and secretary of the Company since February 10, 2009, and a director, chief executive officer, president, chief financial officer, and secretary of Wytec since November 2011. Additionally, Mr. Gray is the founder of Innovation Capital Management, Inc. (“ICM”), a Nevada corporation formed in May 2008. ICM is involved in managing investment securities design and development. ICM is also the owner of ICM LLC and DiscoverNet, Inc. DiscoverNet, Inc. is a full service Internet Service Provider currently deploying wireless broadband Internet throughout western Wisconsin and was incorporated in July 1996. Mr. Gray has been the President and Chief Executive Officer of DiscoverNet since May of 1997 and has been chiefly responsible for the funding of DiscoverNet since inception. DiscoverNet was the developer of proprietary propagation software capable of designing wireless networks via the web. Its initial purpose was to offer the software to other Wireless Internet Service Providers as part of its planned investment and acquisition program. Mr. Gray is also the chairman, chief executive officer, chief financial officer and secretary of WyLink, Inc., a wholly owned subsidiary of Wytec formed in June 2012, and Capaciti Networks, Inc., a wholly owned subsidiary of CCI formed in June 2013. Mr. Gray is highly skilled and experienced in designing investment securities, developing financial forecasts, structuring mergers and acquisitions, writing business plans and drafting private placement memoranda. Mr. Gray has monitored investment securities portfolios exceeding $100 million.

Mr. Gray’s qualifications:

Leadership experience – Mr. Gray has been our chairman and chief executive officer of the Company since February 2009 and is the founder of Wytec International, Inc., WyLink, Inc., Innovation Capital Management, Inc., Innovation Capital Management LLC, Wireless Wisconsin, LLC and Capaciti Networks, Inc.

Finance experience – Mr. Gray has designed and developed multiple securities investment products and programs as well as complex financial projections and proforma models. He has extensive knowledge with billing and accounting systems such as QuickBooks and Platypus. Additionally, he has substantial experience with Industry billing systems and financial software integration. Mr. Gray has established the Company’s accounting, billing and merchant integration systems for the Company.

Industry experience – Mr. Gray has more than sixteen (16) years of experience and been intricately involved in the Internet Industry since inception starting in 1995.

Education experience - Mr. Gray attended Navarro Jr. College, Howard Payne University and Texas A&M University majoring in Psychology.

Larry Griffin has been a director of the Company since 2009 and a director of Wytec since November 2011. Mr. Griffin is the IT Director for Diamondback Management, Inc. since 2005 and prior to that worked as an independent contractor from 1998 to 2005. Additionally, he was the Director of Network Development O.S. for WorldCom from 1988 to 1997. At WorldCom, Mr. Griffin was responsible for WorldCom’s redesign and development of its integrated billing systems during the Company’s accelerated telecom acquisitions in the mid 1990’s. Mr. Griffin was the chief architect with the sub-system of the DEX (Digital Switch) switches to allow account codes to be validated against a common database from any switch in the DEX network. He led the design and development of a switch update and CDR collection systems for the DEX network. Mr. Griffin hopes to advise CCI on its integrated billing systems for future subscriber acquisitions.

Robert Merola has been a key employee of the Company since July 2012. Mr. Merola has also been the chief technical officer of Wytec since January 2014 and was a key employee of Wytec from July 2012 to January 2014. He has 20 years of experience in networking, fiber optics and wireless networks. Prior to joining CCI, Mr. Merola worked as a sales engineer for Alliance Corporation from September 2011 to July 2012. From April 2008 to September 2011, he was the wireless network manager for GAW High Speed Internet, Inc. where his responsibilities included the design, installation, and project management of point-to-point and point-to-multipoint design and installation. Mr. Merola has experience installing microwave dishes and supporting hardware on tower sites and rooftops. He has also worked with and for major cellular carriers and consulted and lectured as a wireless expert.

Angus Davis has been a key employee of the Company since July 2012. Mr. Davis has also been the chief strategy officer of Wytec since January 2014 and was a key employee of Wytec from July 2012 to January 2014. Mr. Davis has been a senior executive and advisor in strategic operational planning and process improvement for 15 years. Prior to joining CCI from July 2007 to July 2012, Mr. Davis worked for the Texas Division of Teen Challenge as vocational coordinator in charge of product development, manufacturing operations and personnel management. His area of expertise is in creating value, building high-performance teams, and leading sophisticated business transactions. Mr. Davis also worked as the senior principal strategist for Rainmaker Marketing Corporation, where he worked in the design and development of senior housing services and program management for private developers. Mr. Davis also led a project team of architects, attorneys, and specialized consultants in the first $200 million public bond float for a private developer in New Orleans after hurricane Katrina. He helped design and implement the Americans Rebuilding America program which provides a multi-million dollar A-rated bonding facility for service-disabled veteran contractors. Mr. Davis is an army veteran with seven years of service in the United States Army and Army Reserve. Mr. Davis oversees our intelligent community strategy and public private partnership alliances.

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

Board Committees

Director Independence. The board of directors has analyzed the independence of each director and has concluded that currently Mr. Griffin is considered an independent director in accordance with the director independence standards of the NYSE Amex Equities, and has determined that he has not had a material relationship with CCI that would impair his independence from management.

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

The board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for board membership. Rather, the board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director. During 2013, the Company received no recommendation for Directors from its stockholders.

Report of the Audit Committee

Our board of directors has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2013 with senior management. The board of directors has also discussed with Padgett, Stratemann & Co., LLP (“PS&Co.”), our independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from PS& Co. required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The board of directors has discussed with PS&Co. the independence of PS&Co. as our auditors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires executive officers and directors, and persons who beneficially own more than ten percent of an issuer’s common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of December 31, 2013, they were not all current in their filings.

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

Item 11. Executive Compensation.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for our executive officer identified in the Summary Compensation Table (“Named Executive Officer”), and executive officers that we may hire in the future. As more fully described below, our board of directors makes all decisions for the total direct compensation of our executive officers, including the Named Executive Officer. We do not have a compensation committee, so all decisions with respect to management compensation are made by the whole board.

Compensation Program Objectives and Rewards

Our compensation philosophy is based on the premise of attracting, retaining, and motivating exceptional leaders, setting high goals, working toward the common objectives of meeting the expectations of customers and stockholders, and rewarding outstanding performance. Following this philosophy, in determining executive compensation, we consider all relevant factors, such as the competition for talent, our desire to link pay with performance in the future, the use of equity to align executive interests with those of our stockholders, individual contributions, teamwork and performance, and each executive’s total compensation package. We strive to accomplish these objectives by compensating all executives with total compensation packages consisting of a combination of competitive base salary and incentive compensation.

While we have only hired one executive since 2009 because our business has not grown sufficiently to justify additional hires, we expect to grow and hire in the future. Our Named Executive Officer has been with us since 2009 and his compensation has basically been static, based primarily on the level at which we can afford to retain him and his responsibilities and individual contributions. To date, we have not applied a formal compensation program to determine the compensation of the Named Executives Officer and executive officers that we may hire in the future. In the future, as we and our management team expand, our board of directors expects to add independent members, form a compensation committee comprised of independent directors, and apply the compensation philosophy and policies described in this section of the Form 10-K.

The primary purpose of the compensation and benefits described below is to attract, retain, and motivate highly talented individuals when we do hire, who will engage in the behaviors necessary to enable us to succeed in our mission while upholding our values in a highly competitive marketplace. Different elements are designed to engender different behaviors, and the actual incentive amounts which may be awarded to each Named Executive Officer are subject to the annual review of the board of directors. The following is a brief description of the key elements of our planned executive compensation structure.

•	Base salary and benefits are designed to attract and retain employees over time.
•	Incentive compensation awards are designed to focus employees on the business objectives for a particular year.
•	Equity incentive awards, such as stock options and non-vested stock, focus executives’ efforts on the behaviors within the recipients’ control that they believe are designed to ensure our long-term success as reflected in increases to our stock prices over a period of several years, growth in our profitability and other elements.
•	Severance and change in control plans are designed to facilitate a company’s ability to attract and retain executives as we compete for talented employees in a marketplace where such protections are commonly offered. We currently have not given separation benefits to our Name Executive Officer.

Benchmarking

We have not yet adopted benchmarking but may do so in the future. When making compensation decisions, our board of directors may compare each element of compensation paid to our Name Executive Officer against a report showing comparable compensation metrics from a group that includes both publicly-traded and privately-held companies. Our board believes that while such peer group benchmarks are a point of reference for measurement, they are not necessarily a determining factor in setting executive compensation as each executive officer’s compensation relative to the benchmark varies based on scope of responsibility and time in the position. We have not yet formally established our peer group for this purpose.

The Elements of Our Compensation Program

Base Salary. Executive officer base salaries are based on job responsibilities and individual contribution. The board reviews the base salaries of our executive officers, including our Named Executive Officer, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. Our Named Executive Officer has an employment agreement with us, but our recently promoted executive officers do not. Additional factors reviewed by the board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2013, all executive officer base salary decisions were approved by the board of directors.

Our board of directors determines base salaries for our executive officers, including the Named Executive Officer, at the beginning of each fiscal year, and the board proposes new base salary amounts, if appropriate, based on its evaluation of individual performance and expected future contributions. We do not have a 401(k) Plan, but if we adopt one in the future, base salary would be the only element of compensation that would be used in determining the amount of contributions permitted under the 401(k) Plan.

Incentive Compensation Awards. The Named Executive Officer has not been paid bonuses and our board of directors has not yet established a formal compensation policy for the determination of bonuses. If our revenue grows and bonuses become affordable and justifiable, we expect to use the following parameters in justifying and quantifying bonuses for our Named Executive Officer and other officers of the Company: (1) the growth in our revenue, (2) the growth in our earnings before interest, taxes, depreciation and amortization, as adjusted (“EBITDA”), and (3) our stock price. The board has not adopted specific performance goals and target bonus amounts for any of our fiscal years, but may do so in the future.

Equity Incentive Awards. Our board has adopted an equity incentive plan. No stock options or other equity incentive awards have yet been made to our Named Executive Officer, but each of our recently promoted executive officers received a onetime grant of 1,000,000 stock options in 2012. In the future we plan to grant stock options and make restricted stock awards to members of management, which would not be assignable during the executive’s life, except for certain gifts to family members or trusts that benefit family members. These equity incentive awards, we believe, would motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders. The board will consider several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive’s position, his or her performance and responsibilities, and the amount of options or other awards, if any, currently held by the officer and their vesting schedule. Our policy will prohibit backdating options or granting them retroactively.

Benefits and Prerequisites. At this stage of our business we have limited benefits and no prerequisites for our employees other than health insurance and vacation benefits that are generally comparable to those offered by other small private and public companies or as may be required by applicable state employment laws. We do not have a 401(k) Plan or any other retirement plan for our Named Executive Officer or for executive officers that we may hire in the future. We may adopt these plans and confer other fringe benefits for our executive officers in the future if our business grows sufficiently to enable us to afford them.

Separation and Change in Control Arrangements. Except for our employment agreement with our Named Executive Officer, we do not have any employment agreements with any other executive officer or employee of the Company. None of them are eligible for specific benefits or payments if their employment or engagement terminates in a separation or if there is a change of control.

Executive Officer Compensation

The following table sets forth the compensation of our executive officers for the years ended December 31, 2013 and 2012, respectively:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total

William Gray, (1)	2013	$120,000	$-0-	$100	$30,827	$150,927
Chief Executive Officer, President, Chief Financial Officer, and Secretary	2012	$120,000	$-0-	$-0-	$39,734	$159,734

Robert Merola, (2)	2013	$117,000	$-0-	$30,000	$4,555	$151,555
Chief Technical Officer of Wytec	2012	$-0-	$-0-	$-0-	$-0-	$-0-

Angus Davis, (3)	2013	$75,000	$-0-	$30,000	$1,234	$106,234
Chief Strategy Officer of Wytec	2012	$-0-	$-0-	$-0-	$-0-	$-0-

(1)	Mr. Gray was appointed as Chief Executive Officer on February 10, 2009. Commencing August 1, 2010, Mr. Gray began to receive annual compensation of $120,000 and an automobile allowance of $500 per month. Mr. Gray was entitled to be issued shares of our common stock pursuant to the acquisition by the Company from him of new businesses on April 2, 2009. On February 11, 2010, 3,000,000 of those shares were issued, of which Mr. Gray subsequently exchanged 500,000 shares in a private transaction. The remaining 542,871 shares were issued on June 30, 2010. The shares were not issued as compensation expense. On or about August 15, 2013, Mr. Gray was issued 100,000 shares of the Company’s Series D Preferred Stock. The shares were issued as $100 in compensation expense.

(2)	On January 28, 2014, Mr. Robert Merola was appointed as the chief technical officer of Wytec. Mr. Merola receives an annual salary of $117,700, owns 4,405,000 shares of the Company’s common stock, and was issued 1,000,000 stock options to purchase 1,000,000 shares of the Company’s common stock on October 10, 2012. The stock options are exercisable at an exercise price of $0.01 per share until August 21, 2016 and vest according to the following schedule: 500,000 on August 21, 2013, 250,000 on August 21, 2014, and then 250,000 on August 21, 2015.

(3)	On January 28, 2014, Mr. Angus Davis was appointed as the chief strategy officer of Wytec. Mr. Davis receives an annual salary of $75,000, owns 4,745,000 shares of the Company’s common stock, and was issued 1,000,000 stock options to purchase 1,000,000 shares of the Company’s common stock on October 10, 2012. The stock options are exercisable at an exercise price of $0.01 per share until July 20, 2016 and vest according to the following schedule: 500,000 on July 20, 2013, 250,000 on July 20, 2014, and then 250,000 on July 20, 2015.

The Named Executive has not been paid bonuses and our board of directors has not yet established a formal compensation policy for the determination of bonuses.

Employment Agreements

During the year ended December 31, 2013, we had one employment agreement our chief executive officer Pursuant to the employment agreement, our chief executive officer receives an annual salary in the amount of $120,000 and an annual auto allowance of $6,000, payable in monthly installments of $500.

Outstanding Equity Awards at Fiscal Year-End

During the year ended December 31, 2013, we did not grant any equity awards to our officers and/or directors. On August 20, 2013, we issued 100,000 shares of our Series D Preferred Stock to our chief executive officer. The shares were issued as $100 in compensation expense. Each share of Series D Preferred Stock has a par value of $0.001 and the equivalent of 2,500 votes. The Series D Preferred Stock is not convertible into the Company’s common stock and has no rights to dividends and virtually no rights to liquidation preference. The liquidation preference of each share of the Series D Preferred Stock is its par value.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended December 31, 2013.

Director Compensation and Other Arrangements

As a result of having limited resources during most of 2013, we did not provide compensation to our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 24, 2014, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 334,676,533 shares of common stock outstanding as of March 24, 2014.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 24, 2014, through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Officer, Director or Shareholder (1)	Number of Common Shares	Percent Beneficially Owned (2)
William Gray, Chairman, Chief Executive Officer and Director (3)	3,042,871	0.900%
Larry Griffin, Director	500,000	0.149%
Robert Merola, Chief Technical Officer of Wytec (4)	4,405,000	1%
Angus Davis Chief Strategy Officer of Wytec (5)	4,650,000	1%
Craig Clint Stiff, Jr. (6)	33,243,666	9.930%
All Officers and Directors as a Group (4 persons) (7)	12,597,871	3%

(1)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is in the care of the Company.

(2)	Figures are rounded to the nearest percent.

(3)	Does not include 100,000 shares of our Series D Preferred Stock issued to Mr. Gray on August 15, 2013. The shares were issued as $100 in compensation expense. Each share of Series D Preferred Stock has a par value of $0.001 and the equivalent of 2,500 votes. The Series D Preferred Stock is not convertible into the Company’s common stock and has no rights to dividends and virtually no rights to liquidation preference. The liquidation preference of each share of the Series D Preferred Stock is its par value.

(4)	Includes 500,000 stock options to purchase 500,000 shares of the Company’s common stock which are exercisable at an exercise price of $0.01 per share until August 21, 2016.

(5)	Includes 500,000 stock options to purchase 500,000 shares of the Company’s common stock which are exercisable at an exercise price of $0.01 per share until July 20, 2016.

(6)	This shareholder is not an officer or director of the company

(7)	Does not include 5,000,000 shares owned by a key employee of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of March 24, 2014, the Company had not yet formed an audit committee. The Company plans to form an audit committee once it adds a director to its Board of Directors who may be considered to be independent as defined in Rule 4200 of the Financial Industry Regulatory Authority’s listing standards, and qualified with sufficient financial acumen to meet the standards for an audit committee member.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by Padgett, Stratemann & Co, LLP for the audit of our annual financial statements and review of the financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for 2013 was $48,500.

The aggregate fees billed for professional services rendered by Padgett, Stratemann & Co, LLP for the audit of our annual financial statements and review of the financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for 2012 was $27,000.

Audit-Related Fees

No audit-related fees were paid to Padgett, Stratemann & Co., LLP during 2013 or 2012.

Tax Fees

No tax fees were paid to Padgett, Stratemann & Co., LLP during 2013 or 2012.

All Other Fees

$2,328 and $0 of other fees were paid to Padgett, Stratemann & Co., LLP during 2013 and 2012, respectively.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this report on Form 10-K:

1.	The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b)	Exhibits

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2		2	01/11/02
2.2	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2/A		2.2	08/02/02
2.3	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2/A		2.2	04/24/03
2.4	Plan and agreement of reorganization between Competitive Companies, Inc. and CCI Acquisition Corp		8-K		10.1	05/09/05
3(i)	Articles of Competitive Companies, as amended		SB-2		3(I)	01/11/02
3(ii)	Bylaws of Competitive Companies		SB-2		3(II)	01/11/02
4	Rights and Preferences of Preferred Stock		SB-2		4	01/11/02
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Schema Document	X
101.CAL	XBRL Calculation Linkbase Document	X
101.DEF	XBRL Definition Linkbase Document	X
101.LAB	XBRL Label Linkbase Document	X
101.PRE	XBRL Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPETITIVE COMPANIES, INC.

Date: March 24, 2014	By:	/s/ William Gray
William Gray, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Gray	Chief Executive Officer, Principal Accounting Officer,	March 24, 2014
William Gray	and Director

/s/ Larry Griffin	Director	March 24, 2014
Larry Griffin

