Form 10-Q
period 2014-03-31
COMPETITIVE COMPANIES INC
filed 2014-05-15
CIK 1161706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2014

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

Yes ☐ No ☒

As of May 9, 2014, there were 334,676,533 shares outstanding of the registrant’s common stock.

COMPETITIVE COMPANIES, INC.

FORM 10-Q

March 31, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COMPETITIVE COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
Assets	(Unaudited)	(Audited)

Current assets:
Cash	$575,400	$901,785
Accounts receivable, net	$6,908	$10,658
Equipment held for installation	842,366	714,804
Total current assets	1,424,674	1,627,247

Property and equipment, net	72,119	60,523

Other assets:
Deposits	9,463	10,108

Total assets	$1,506,256	$1,697,878

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$210,344	$192,048
Accrued expenses	241,745	225,448
Deferred revenues, net of commissions	1,845,000	5,339,480
Stock subscriptions payable	4,229,480	–
Notes payable	67,006	67,006
Current portion of convertible debentures, net	621,522	621,522
Total current liabilities	7,215,097	6,445,504

Long-term liabilities:
Convertible debentures, net	111,104	111,104

Total liabilities	7,326,201	6,556,608

Stockholders' (deficit):
Preferred stock, $0.001 par value 100,000,000 shares authorized:
Class A convertible, no shares issued and outstanding with no liquidation value	–	–
Class B convertible, 1,495,436 shares issued and outstanding with no liquidation value	1,495	1,495
Class C convertible, 1,000,000 shares issued and outstanding with no liquidation value	1,000	1,000
Class D convertible, 100,000 shares issued and outstanding with no liquidation value	100	100
Common stock, $0.001 par value, 500,000,000 shares authorized, 335,621,533 and 335,621,533 shares issued and 334,676,533 and 335,151,533 outstanding at March 31, 2014 and December 31, 2013, respectively	335,618	335,618
Additional paid-in capital	5,443,999	5,443,499
Accumulated (deficit)	(11,562,219)	(10,619,789)
Treasury Stock, at cost, 945,000 and 470,000 shares at March 31, 2014 and
December 31, 2013, respectively	(39,938)	(20,653)
Total stockholders' (deficit)	(5,819,945)	(4,858,730)

Total liabilities and stockholders' (deficit)	$1,506,256	$1,697,878

See accompanying notes to consolidated financial statements.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended March 31,
	2014	2013

Revenue	$11,289	$15,583
Cost of sales	12,922	13,313

Gross profit (loss)	(1,633)	2,270

Expenses:
General and administrative	689,953	409,166
Salaries and wages	227,987	213,497
Depreciation and amortization	2,122	1,259
Total operating expenses	920,062	623,922

Net operating loss	(921,695)	(621,652)

Other income (expense):
Interest expense	(23,187)	(55,992)
Interest income	76	–
Other income	2,376	288
Gain on disposal of assets	–	780
Change in fair market value of derivative liabilities	–	(6,364)
Total other income (expense)	(20,735)	(61,288)

Net loss	$(942,430)	$(682,940)

Weighted average number of common shares outstanding - basic and fully diluted	335,151,533	270,315,514

Net loss per share - basic and fully diluted	$–	$–

See accompanying notes to consolidated financial statements.

 COMPETITIVE COMPANIES, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Three Months
	Ended March 31,
	2014	2013

Cash flows from operating activities
Net loss	$(942,430)	$(682,940)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of convertible notes payable discounts	–	32,602
Change in fair market value of derivative liability	–	6,364
Stock-based compensation	500	90,750
Depreciation and amortization	2,122	1,259
Gain on asset disposal	–	(780)
Decrease (increase) in assets:
Accounts receivable	3,750	177
Equipment held for installation	(127,562)	–
Deposits and other assets	645	–
Increase (decrease) in liabilities:
Accounts payable	18,296	4,530
Accrued expenses	16,297	39,697
Deferred revenues	735,000	562,500
Net cash provided by (used in) operating activities	(293,382)	54,159

Cash flows from investing activities
Purchases of property and equipment	(13,718)	(67,266)
Proceeds from equipment sales	–	3,684
Net cash used in investing activities	(13,718)	(63,582)

Cash flows from financing activities
Proceeds from short term and convertible debts	–	50,000
Purchase of treasury stock	(19,285)	–
Net cash provided by financing activities	(19,285)	50,000

Net increase (decrease) in cash	(326,385)	40,577
Cash - beginning	901,785	184,195
Cash - ending	$575,400	$224,772

Supplemental disclosures:
Interest paid	$–	$–
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Stock subscription payable for issuance of subsidary's preferred stock	$4,229,480	$–

See accompanying notes to consolidated financial statements.

COMPETITIVE COMPANIES, INC.

Note to Consolidated Financial Statements

March 31, 2014

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2013 and notes thereto included in the Company's Form 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

The consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred continuous losses from operations, has an accumulated deficit of $11,562,219 and a working capital deficit of $5,790,423 at March 31, 2014, and has reported negative cash flows from operations in most periods over the last five years. In addition, the Company does not currently have the cash resources to meet its operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature of the industry in which the Company operates.

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

Note 2 – Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2014	2013

Telecommunication equipment and computers	$49,628	$35,910
Furniture and fixtures	41,824	41,824
	91,452	77,734
Less accumulated depreciation	(19,333)	(17,211)
	$72,119	$60,523

Depreciation expense totaled $2,122 and $1,259 for the three months ending March 31, 2014 and 2013, respectively.

Note 3 – Stock Subscriptions Payable

During the three month period ending March 31, 2014 the Company agreed to issue 2,960,000 shares of Wytec International, Inc. (the “Subsidiary”) Series A Preferred Stock, in exchange for the remaining obligations of 148 registered link sales that were included in deferred revenue. The Company has recorded $4,229,480 as stock subscriptions payable for the Series A Preferred Stock that has not been issued as of March 31, 2014. Deferred revenue has been reduced by the amount of the stock subscriptions payable.

There is no current active market for the Wytec International, Inc. stock, so the stock issuance has been valued at the deferred revenue obligation.

Note 4 – Notes Payable

Notes payable consists of the following:

	March 31,	December 31,
	2014	2013

Unsecured promissory note bearing interest at a rate of 8% per annum, matured on March 2, 2010. Currently in default.	$30,000	$30,000

Unsecured promissory note bearing interest at rate of 8% per annum, matured on June 15, 2009. Currently in default.	10,000	10,000

Unsecured promissory note bearing interest at a rate of 8% per annum, matured on June 15, 2009. Currently in default.	10,000	10,000

Unsecured note payable to a stockholder, bearing interest at a rate of 8% per annum, matured on February 23, 2011. Currently in default.	17,006	17,006
Total notes payable	$67,006	$67,006

Interest continues to accrue on these notes as long as they remain outstanding. The Company recorded interest expense on notes payable in the amount of $1,340 and $1,340 for the three months ended March 31, 2014 and 2013, respectively. The Company intends to pay the outstanding principal and accrued interest when liquidity allows.

Note 5 – Convertible Debentures

The Company has issued unsecured convertible promissory notes at various times from 2008 through 2013. During the three months ended March 31, 2014 and 2013, the Company issued convertible promissory notes totaling $-0- and $50,000, respectively. The notes bear interest at rates of 8% to 12.5% per annum. The notes mature at various times through June 2015. At March 31, 2014, convertible debentures totaling $732,626 were outstanding.

The principal balance of each note is convertible into shares of the Company’s common stock. The conversion terms of each note varies, but in general, the notes are convertible at a rate equal to a specified percentage (most range from 80% to 90%) of the Company’s average common stock closing price for a short period of time prior to conversion.

Certain convertible promissory notes also carry detachable warrants. As of March 31, 2014, warrants to purchase 14,736,100 shares of the Company’s and Subsidiary’s common stock were outstanding. The Company’s warrants have exercise prices ranging from $0.003 to $0.021 per share and are exercisable for a period of two years from the grant date. The Subsidiary’s warrants have exercise prices ranging from $1.00 to $3.00 per share and are exercisable for a period of two years from the grant date.

The Company issued warrants to purchase 12,000,000 shares of the Company’s common stock to unrelated third party vendors for services previously provided. The warrants have exercise prices ranging from $0.01 to $0.05 per share and are exercisable for a period of two years from the grant date.

Note 6 – Changes in Stockholders’ Equity (Deficit)

During the three month period ended March 31, 2013, the Company issued 15,025,000 shares of common stock in exchange for $90,750 of completed services and compensation.

On October 10, 2012, the Company granted employees options to purchase 3,000,000 shares of common stock exercisable at $0.01 per share with a three year vesting schedule and expiration dates between three years and four years. For the three month periods ended March 31, 2014 and 2013, the stock- based compensation related to these option grants was $500 and $500, respectively.

Note 7 – Treasury Stock

During the three month period ended March 31, 2014, the Company purchased 475,000 shares of its common stock, at an aggregate cost of $19,285 from two officers and directors of the Company.

Note 8 – Subsequent Events

In April 2014, Wytec International, Inc fulfilled its liability and issued 2,960,000 shares of its Series A Preferred Stock in exchange for 148 of registered links that were included in deferred revenue.

In April 2014, Wytec International, Inc issued 360,000 shares of Series A Preferred Stock in exchange for 18 registered links for which all obligations to the customer had been completed and for which revenue totaling $450,000 had been recognized in prior periods.

In April 2014, Wytec International, Inc issued 24,000,000 shares of common stock to the Company.

In April 2014, the Company issued 90,000,000 warrants to purchase 90,000,000 shares of the Company’s common stock to William H. Gray. The warrants are exercisable at a price of $0.025 per share for a period of 10 years from the date of issuance and vest based upon certain average per share closing prices of the Company’s common stock and certain minimum average trading volumes.

In April 2014, the Company granted William H. Gray options to purchase 10,000,000 shares of the Company’s common stock at an exercise price of $0.025 per share and exercisable for a period of five years from the date of grant. The options vest pursuant to the following vesting schedule: 4,000,000 on the date of grant, 4,000,000 on April 17, 2015, and 2,000,000 on April 17, 2016. ..

In May 2014, Wytec International, Inc issued a total of 1,000,000 warrants to purchase 1,000,000 shares of Wytec stock to two unrelated service providers. The warrants are exercisable at a price of $1.25 per share until December 31, 2015.

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

There is no assurance that the Company will be profitable, the Company may not be able to develop, manage or market its products and services successfully, the Company may not be able to attract or retain qualified executives and technology personnel, the Company may not be able to obtain customers for its products or services or successfully compete, the Company’s products and services may become obsolete, government regulation may hinder the Company’s business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants, and stock options, the exercise of outstanding warrants and stock options, or other risks inherent in the Company’s businesses. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements.

Business

Competitive Companies, Inc. (the “Company” or “CCI”) was originally incorporated in the state of Nevada in October 2001 and acts as a holding company for its operating subsidiaries, Wytec International, Inc. (“Wytec”), Wylink, Inc. (“Wylink”), Wireless Wisconsin LLC (formerly DiscoverNet, Inc.), Innovation Capital Management, Inc. (“ICM”), and Innovation Capital Management LLC (“ICMLLC”), and Capaciti Networks (collectively, the “Subsidiaries”). The Company and its Subsidiaries (sometimes collectively referred to as “CCI”) are involved in providing next generation fixed and mobile wireless broadband Internet services nationally and internationally to both wholesale, retail and enterprise customers. Due to recent developments in our intellectual property and the continued development of our municipal and governmental relationships along with addition of key personnel, we are expanding our business model to further develop the “platform network” concept. Included in the expanded business model are optimization strategies for assisting municipalities in leveraging current assets for maximum utilization related to the provision of telecommunications services.

We plan to accomplish these objectives by applying the derivative development of our current intellectual property along with utilizing propriety next generation technology to build our platform networks. We believe the benefits of the platform network is its ability to support multiple mobile communications services including but not limited to public safety, first responder, machine to machine and carrier offload services.

CCI is currently in high-level discussions with ten U.S. city governments including Columbus, Ohio where we have been developing a 4G Wi-Fi network throughout the central business district of Columbus. CCI’s network infrastructure is capable of delivering bandwidth services up to 1.5 gigabits per second to a wide range of customers including midsize and large corporate operations located in Tier One, Tier Two and Tier Three (the term “Tier defines the population size of the link location) cities throughout the United States as well as data transport services to carriers municipalities and energy operations. CCI deploys millimeter wave technology as the backbone in the design of its platform networks in support of its high capacity data throughput objectives.

Test results have produced record performance speeds in excess of 110 Mbps to a smart phone and over 200 Mbps to a laptop computer resulting in the drafting of CCI’s first contractual agreement with the city for services rendered. The agreement, when completed, is expected to provide for a footprint covering a substantial portion of the Central Business District (“CBD”) of Columbus, Ohio providing, among other services, direct connections to public safety devices and high capacity Wi-Fi access to commercial enterprises and the extension of the Company’s metro cell deployment designed for carrier offload and machine to machine services. Through the Company’s subsidiary, Wireless Wisconsin, LLC, we provide high speed wireless Internet connections to residents in rural communities, as well as some dial-up internet services to businesses and residents within various markets throughout rural Wisconsin. We operate in both a regulated and non-regulated environment. Our current plan now includes the delivery of 4G mobile broadband services via Wi-Fi in urban, suburban and rural markets throughout the United States.

Wytec International, Inc., a Nevada corporation (“Wytec”), designs, manufactures, and installs “proprietary” carrier-class Wi-Fi solutions to local government, Mobile Service Operations (“MSOs”), National Telecommunications Operators (“NTOs”), and corporate enterprises. Wytec owns an interest in five patents focused on high capacity millimeter wave technology (the “Patents”), which Wytec holds in a partnership with General Patent Corporation (“GPC”). Wytec is developing the third generation of enhancements to its multi-channeling patented technology known as the LPN-16 and has engaged Southwest Research Institute, one of the largest research facilities in the world, to assist it in, among other projects, the design of its next generation of millimeter wave improvements utilizing multi-channeling technology and other discovered improvements.

Wylink Inc., a Texas corporation and wholly owned subsidiary of Wytec, operates and manages a unique sales organization engaged in the sale of Federal Communications Commission (“FCC”) registered links participating in the 70 and 80 gigahertz licensed frequency program (the Program”). The Program allows qualified individuals to own a segment of the “backhaul” infrastructure of the Wytec’s citywide business deployment. A total of eight cities were chosen for initial deployment of the Company’s Registered Link Program. The first market, Columbus, Ohio, sold out of its Registered Links representing 52 Links averaging $25,000 per Link totaling $1,300,000 in sales. Each market is chosen carefully with multiple considerations including local government acceptance and select city participation. Participation includes access point real estate and fiber optics positioning. As of May 9, 2014, Wylink has sold 227 Registered Links in four markets averaging $29,513 per Link totaling $6,699,480 in sales. There is no assurance, however, as to whether or not Wylink will continue to sell more Registered Links or how many Registered Links Wylink will sell in 2014. Furthermore, with each Registered Link it sells, Wylink incurs a liability to provide and install telecommunications equipment at its cost for the Link owner, and monthly lease payments for access to a portion of the Link’s capacity.

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

ICM is also managing our $5,374,480 buyback unit offering for Wytec International, Inc. The offering consists of 205 units consisting of 4,100,000 shares of Series A Convertible Preferred Stock and Participating Interest. The units will be exchanged for up to 205 registered links owned by Wytec linkholders. Each unit consists of (1) a pro rata percentage interest in the net profits of the Company, calculated in accordance with generally accepted accounting principles ("GAAP") and distributable on a quarterly basis until the earlier to occur of (a) the date on which the Company becomes a fully reporting company with the Securities and Exchange Commission ("SEC") and its common stock is traded on the NASDAQ Capital Market or higher, or (b) five (5) years from the date of the closing of this offering, and (2) 20,000 shares of the Wytec's Series A Convertible Preferred Stock, each Share of which is convertible into one share of the Wytec's common stock at any time. The Units will share in a total of 33.3% of the Company's net profits. As of May 9, 2014, Wytec had issued 227 units and expects to fully subscribe the offering by August 2014, although there is no assurance as to how many units will be issued.

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

Wylink has supported initial Wytec equipment sales through the development of a unique marketing concept called the Registered Link Program. The Registered Link Program generated Wytec product sales through the promotion of a business opportunity afforded under the FCC 70-80 GHz frequency allocation program. Wylink promotes and sells the opportunity to a qualified applicant allowing the applicant to own and operate its own Registered Link established as a part of the Wytec backhaul network. Registered Link owners receive income from subscribers of the Link including Capaciti’s (CCI subsidiary) commitment to support its Wi-Fi network through commercial and enterprise Internet sales. As of May 9, 2014, Wylink has sold 227 Registered Links in five markets averaging $29,513 per Link totaling $6,699,480 in Registered Link sales.

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

Capaciti Service Offerings

Internet Services. Capaciti Networks, Inc. was designed to market Internet services on behalf of the networks being designed and developed by Wytec. The offerings include but are not limited to fixed and mobile wireless service offerings to both residential and commercial Internet customers. In November 2013, Capaciti began selling mobile Wi-Fi through its contractual relationship with Pronto Networks allowing Wi-Fi services to be marketed in the Central Business District of Columbus, Ohio. To date, Capaciti has accepted over 200 mobile Wi-Fi connections and believes this service offering will grow substantially as users discover the record breaking speed of the network, delivering more than 100 Mbps to a smart phone and more than 200 Mbps to a laptop.

Capaciti also offers Internet services through its operation in Eau Claire, Wisconsin called Wireless Wisconsin and currently generates sales of approximately $5,000 per month. CCI plans to upgrade the Eau Claire market to provide the same services it currently provides in Columbus by year end 2014. Wireless Wisconsin also offers both DSL and dial-up internet via a wholesale relationship with Ikano Wholesale. This wholesale relationship provides multiple territory access to many markets throughout North America and allows the Company to expand its coverage nationwide.

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

On November 8, 2011, we acquired Wytec International, Inc. (“Wytec”), a non-operational company that owns five U.S. patents related to Local Multipoint Distribution Service (“LMDS”). LMDS deals primarily in the transmission of point-to-point and point-to-multipoint data distribution utilizing millimeter wave spectrum. Though the patents are currently unusable in our current 4G backhaul configuration, we intend to advance a derivative of the technology for usage in future 4G millimeter backhaul deployments. Millimeter links are now utilized as the predominate choice in gigabyte data transmission in support of 4G network deployments.

On June 9, 2012, our wholly owned subsidiary Wytec formed a wholly owned subsidiary, Wylink, Inc., a Texas corporation, to market and sell millimeter wave spectrum in the licensed 60 & 90 Gigahertz frequency channels. The Federal Communications Commission (“FCC”) has developed a unique application program giving the ability for qualified applicants to own millimeter spectrum under a program known as the Registered Link Program. We sell point-to-point registered links (“Registered Links”) as part of our backhaul solution in support of our 4G Wi-Fi network. As of May 9, 2014, Wylink had sold 227 Registered Links for a total of $6,699,480 , of which 166 have been acquired by Wytec in exchange for shares of Wytec’s Series A Preferred Stock and a participating net profits interest in Wytec. The cash received from the sale of our Registered Links is recorded as “deferred revenue” and will be recorded as revenue once the telecommunication equipment is installed for the link owners.

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

Result of Operations for the Three Months Ended March 31, 2014 and 2013

Revenue for the three months ended March 31, 2014 was $11,289, as compared to revenue of $15,583 for the three months ended March 31, 2013. This decrease in revenue of $4,294 or 28% was primarily due to the loss of market share to competing companies from cellular and satellite based technologies. We are currently expanding our product lines to increase our revenue through alternative means such as, “mobile” 4G services and our Registered Links Program, through which we sell point to point Registered Links between two known GPS coordinates that make up a part of a backhaul network feeding into a microcell mobile broadband network.

Cost of sales for the three months ended March 31, 2014 was $12,922, a decrease of $391, or 3%, from $13,313 for the three months ended March 31, 2013. Our cost of sales decreased primarily due to reductions in costs related to sales operations.

General and administrative expenses were $689,953 for the three months ended March 31, 2014, as compared to $409,166 for the three months ended March 31, 2013. This resulted in an increase of $280,787 or 69% compared to the same period in 2013. The increase in our general and administrative expenses was largely a result of commissions and testing paid to third parties to assist in the setup and registration of Registered Links sold, and legal and professional fees paid to third parties to assist in the setup and issuance of the Company’s subsidiary stock during the three months ended March 31, 2014.

Salary and wage expenses were $227,987 for the three months ended March 31, 2014, as compared to $213,497 for the three months ended March 31, 2013, which resulted in an increase of $14,490, or 7% compared to the same period in 2013. The increase in salary and wages is due to increase in the cost of living adjustment and compensation (including stock compensation) of certain current employees.

Interest expense for the three months ended March 31, 2014 was $23,187, as compared to $55,992 for the three months ended March 31, 2013. This resulted in a decrease of $32,805 or 59% compared to the same period in 2013. The decrease was primarily due to amortization of debt discount of approximately $33,000 that was recorded in the three-month period ended March 31, 2013 that did not occur in the three-month period ended March 31, 2014.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for operations. As of March 31, 2014, we had a working capital deficit of $5,790,423. As of March 31, 2014, $1,845,000 of our current liabilities are deferred revenue on Registered Link sales that have been funded by the customer, for which obligations to the customer have not yet been completed. As of March 31, 2014, $4,229,480 of our current liabilities are for stock subscriptions payable for the obligation to issue shares of Wytec’s Series A Preferred Stock in exchange for certain Registered Links.

As of March 31, 2014, $688,528 of our outstanding convertible debentures and notes payable are in default or mature within the next twelve months and are classified as current liabilities in the accompanying consolidated balance sheet. We plan to remedy the defaults through conversions or through repayments once future financing is secured.

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

As of March 31, 2014, our cash balance was $575,400. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, private placements of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we would be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Issued Accounting Standards

The Company has reviewed the updates issued by the Financial Accounting Standards Board (“FASB”) during the three month period ended March 31, 2014, and determined that the updates are either not applicable to the Company or will not have a material impact on the Company.

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

Our chief executive officer and principal financial officer, William Gray, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective as of March 31, 2014. Specifically, our disclosure controls and procedures were not effective in timely alerting our management to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time. As of the date of this report, there are no pending or ongoing legal claims or proceedings of which management is aware.

Item 2. Unregistered Sales of Equity Securities.

In April 2014, Wytec International, Inc, a wholly owned subsidiary of the Company, issued a total of 3,320,000 shares of its Series A Preferred Stock and related net profits interests in exchange for 166 Registered Links. This exchange was made pursuant to a private placement under Rule 506 of Regulation D of the Securities Act of 1933, as amended. The Registered Links acquired in the exchange were originally sold by Wylink, Inc., a wholly owned subsidiary of Wytec International, Inc., for a total of $4,670,000.

In May 2014, Wytec International, Inc issued a total of 1,000,000 warrants to purchase 1,000,000 shares of Wytec stock to two unrelated service providers. The warrants are exercisable at a price of $1.25 per share until December 31, 2015.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2		2	01/11/02
2.2	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2/A		2.2	08/02/02
2.3	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2/A		2.2	04/24/03
2.4	Plan and agreement of reorganization between Competitive Companies, Inc. and CCI Acquisition Corp		8-K		10.1	05/09/05
3(i)	Articles of Incorporation of Competitive Companies, Inc., as amended		SB-2		3(I)	01/11/02
3(ii)	Bylaws of Competitive Companies, Inc.		SB-2		3(II)	01/11/02
4	Rights and Preferences of Preferred Stock		SB-2		4	01/11/02
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act *	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act *	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act *	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act *	X
101.INS	XBRL Instance Document *	X
101.SCH	XBRL Schema Document *	X
101.CAL	XBRL Calculation Linkbase Document *	X
101.DEF	XBRL Definition Linkbase Document *	X
101.LAB	XBRL Label Linkbase Document *	X
101.PRE	XBRL Presentation Linkbase Document *	X

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

Date: May 15, 2014

