Form 10-Q
period 2014-06-30
COMPETITIVE COMPANIES INC
filed 2014-08-13
CIK 1161706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2014

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

Yes ☐ No ☒

As of August 7, 2014, there were 333,258,752 shares outstanding of the registrant’s common stock.

COMPETITIVE COMPANIES, INC.

FORM 10-Q

June 30, 2014

See accompanying notes to consolidated financial statements.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMPETITIVE COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
		2014	2013
Assets		(Unaudited)	(Audited)

Current assets:
Cash		$921,782	$901,785
Accounts receivable, net		5,849	10,658
Equipment held for installation		842,552	714,804
Total current assets		1,770,183	1,627,247

Property and equipment, net		500,371	60,523

Other assets:
Deposits		45,713	10,108

Total assets		$2,316,267	$1,697,878

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable		$319,865	$192,048
Accrued expenses		268,313	225,448
Deferred revenues, net of commissions		3,245,000	5,339,480
Notes payable		67,006	67,006
Current portion of convertible debentures, net		732,626	621,522
Total current liabilities		4,632,810	6,445,504

Long-term liabilities:
Convertible debentures, net		–	111,104

Total liabilities		4,632,810	6,556,608

Stockholders' (deficit):
Controlling interest:
Preferred stock, $0.001 par value 100,000,000 shares authorized:
Class A convertible, no shares issued and outstanding with no liquidation value		–	–
Class B convertible, 1,495,436 shares issued and outstanding with no liquidation value		1,495	1,495
Class C convertible, 1,000,000 shares issued and outstanding with no liquidation value		1,000	1,000
Class D convertible, 100,000 shares issued and outstanding with no liquidation value		100	100
Common stock, $0.001 par value, 500,000,000 shares authorized, 335,621,533 and 335,621,533 shares issued and 334,676,533 and 335,151,533 outstanding at June 30, 2014 and December 31, 2013, respectively		335,621	335,621
Additional paid-in capital		5,904,996	5,443,496
Accumulated (deficit)		(13,603,322)	(10,619,789)
Treasury Stock, at cost, 945,000 and 470,000 shares at June 30, 2014 and December 31, 2013, respectively		(39,938)	(20,653)
Noncontrolling interest		5,083,505	–
Total stockholders' (deficit)		(2,316,543)	(4,858,730)

Total liabilities and stockholders' (deficit)	`	$2,316,267	$1,697,878

See accompanying notes to consolidated financial statements.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

Revenue	$13,552	$18,950	$24,841	$34,533
Cost of sales	13,120	15,740	26,042	29,053

Gross profit (loss)	432	3,210	(1,201)	5,480

Expenses:
General and administrative	1,831,550	737,105	2,521,501	1,146,271
Salaries and wages	297,658	125,754	525,645	339,251
Depreciation and amortization	24,657	1,036	26,780	2,295
Total operating expenses	2,153,865	863,895	3,073,926	1,487,817

Net operating loss	(2,153,433)	(860,685)	(3,075,127)	(1,482,337)

Other income (expense):
Interest expense	(23,187)	(45,367)	(46,374)	(101,359)
Interest income	30	–	106	–
Other income	6,991	3,734	9,367	4,022
Gain on disposal of assets	–	–	–	780
Change in fair market value of derivative liabilities	–	103,006	–	96,642
Total other income (expense)	(16,166)	61,373	(36,901)	85

Net loss	(2,169,599)	(799,312)	(3,112,028)	(1,482,252)

Net loss attributable to the noncontrolling interest	(128,495)	–	(128,495)	–

Net loss attributable to Competitive Companies, Inc.	$(2,041,104)	$(799,312)	$(2,983,533)	$(1,482,252)

Weighted average number of common shares outstanding - basic and fully diluted	334,676,533	311,384,580	334,762,334	327,695,778

Net loss per share - basic and fully diluted	$(0.01)	$–	$(0.01)	$–

See accompanying notes to consolidated financial statements.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2014	2013

Cash flows from operating activities
Net loss	$(3,112,028)	$(1,482,252)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of convertible notes payable discounts	–	65,204
Change in fair market value of derivative liability	–	(96,642)
Stock-based compensation	9,500	96,750
Warrants issued for services	984,000	–
Depreciation	26,780	2,295
Gain on asset disposal	–	(780)
Decrease (increase) in assets:
Accounts receivable	4,809	(4,376)
Equipment held for installation	(127,748)	–
Deposits and other assets	(35,605)	–
Increase (decrease) in liabilities:
Accounts payable	127,817	138
Accrued expenses	42,865	27,530
Deferred revenues	2,135,520	1,989,480
Net cash provided by operating activities	55,910	597,347

Cash flows from investing activities
Purchases of property and equipment	(16,628)	(158,461)
Proceeds from equipment sales	–	3,684
Net cash used in investing activities	(16,628)	(154,777)

Cash flows from financing activities
Proceeds from short term and convertible debts	–	50,000
Purchase of treasury stock	(19,285)	–
Proceeds from exercise of stock warrants	–	3,285
Net cash provided by (used in) financing activities	(19,285)	53,285

Net increase in cash	19,997	495,855
Cash - beginning	901,785	184,195
Cash - ending	$921,782	$680,050

Supplemental disclosures:
Interest paid	$–	$–
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Issuance of Wytec International, Inc. preferred stock to satisfy subscription payable	$4,229,480	$–
Issuance of Wytec International, Inc. preferred stock in exchange for registered links and related equipment	$450,000	$–
Value of shares issued for conversion of debentures	$–	$90,000
Refinanced convertible debentures	$–	$237,500
Accrued interest added to convertible debentures	$–	$39,415

See accompanying notes to consolidated financial statements.

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

In the fourth quarter of 2012, the Company began its program of selling FCC registered links (“Registered Links”) and related telecommunication equipment.

The consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred continuous losses from operations, has an accumulated deficit of $13,603,322 and a working capital deficit of $2,862,627 at June 30, 2014, and has reported negative cash flows from operations in most periods over the last five years. In addition, the Company does not currently have the cash resources to meet its operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature of the industry in which the Company operates.

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

Note 2 – Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2014	2013

Telecommunication equipment and computers	$502,017	$35,910
Furniture and fixtures	42,344	41,824
	544,361	77,734
Less accumulated depreciation	(43,990)	(17,211)
	$500,371	$60,523

Depreciation expense totaled $26,780 and $2,295 for the six months ending June 30, 2014 and 2013, respectively.

Note 3 – Notes Payable

Notes payable consists of the following:

	June 30,	December 31,
	2014	2013

Unsecured promissory note bearing interest at a rate of 8% per annum, matured on March 2, 2010. Currently in default.	$30,000	$30,000

Unsecured promissory note bearing interest at rate of 8% per annum, matured on June 15, 2009. Currently in default.	10,000	10,000

Unsecured promissory note bearing interest at a rate of 8% per annum, matured on June 15, 2009. Currently in default.	10,000	10,000

Unsecured note payable to a stockholder, bearing interest at a rate of 8% per annum, matured on February 23, 2011. Currently in default.	17,006	17,006
Total notes payable	$67,006	$67,006

Interest continues to accrue on these notes as long as they remain outstanding. The Company recorded interest expense on notes payable in the amount of $2,680 and $2,680 for the six months ended June 30, 2014 and 2013, respectively. The Company intends to pay the outstanding principal and accrued interest when liquidity allows.

Note 4 – Convertible Debentures

The Company has issued unsecured convertible promissory notes at various times from 2008 through 2013. During the six months ended June 30, 2014 and 2013, the Company issued convertible promissory notes totaling $-0- and $50,000, respectively. The notes bear interest at rates at 8% to 12.5% per annum. The notes mature at various times through June 2015. At June 30, 2014, convertible debentures totaling $732,626 were outstanding.

The principal balance of each note is convertible into shares of the Company’s common stock. The conversion terms of each note varies, but in general, the notes are convertible at a rate equal to a specified percentage (most range from 80% to 90%) of the Company’s average common stock closing price for a short period of time prior to conversion.

Certain convertible promissory notes of Wytec also carry detachable warrants. As of June 30, 2014, detachable warrants to purchase 2,011,100 shares of Wytec’s common stock were outstanding. The warrants have exercise prices ranging from $1.00 to $3.00 per share and are exercisable for a period of two years from the grant date.

Note 5 – Changes in Stockholders’ Equity (Deficit)

In April 2014, Wytec International, Inc. (“Wytec”) issued 24,000,000 shares of common stock to CCI.

In April 2014, Wytec International, Inc. issued 2,960,000 shares of Series A Preferred Stock to unrelated parties in exchange for 148 of registered link obligations that were included in deferred revenue.

In April 2014, Wytec International, Inc issued 360,000 shares of Series A Preferred Stock to unrelated parties in exchange for 18 registered link obligations and related equipment for which all obligations to the customer had been completed and for which revenue totaling $450,000 had been recognized in prior periods.

In April 2014, CCI granted William H. Gray options to purchase 10,000,000 shares of common stock exercisable at $0.025 per share with a two year vesting schedule and an expiration date of five years from the date of grant. For the six month period ended June 30, 2014, the stock-based compensation related to these option grants was $8,500.

In June 2013, the Company issued 8,356,988 shares of common stock upon conversion of $90,000 in unsecured convertible promissory notes.

In June 2013, the Company issued 405,000 shares of common stock upon exercise of $3,285 in warrants.

In October 2012, the Company granted employees options to purchase 3,000,000 shares of common stock exercisable at $0.01 per share with a three year vesting schedule and expiration dates between three years and four years from the date of grant. For the six month periods ended June 30, 2014 and 2013, the stock-based compensation related to these option grants was $1,000 and $1,000, respectively.

Note 6 – Treasury Stock

During the six month period ended June 30, 2014, the Company purchased 475,000 shares of its common stock, from officers of the Company an aggregate cost of $19,285.

Note 7 – Warrants

The Company issued warrants to purchase 12,000,000 shares of the Company’s common stock to unrelated third party vendors for services previously provided, during the six months ended June 30, 2014. The warrants have exercise prices ranging from $0.01 to $0.05 per share and are exercisable for periods of one to two years from the grant dates. The fair value of the warrants is estimated at $452,000 using the Black-Scholes option-pricing model. For the six month period ended June 30, 2014, the general and administrative expenses related to these warrants were $452,000.

During the six months ended June 30, 2014, the Company issued 90,000,000 warrants to purchase 90,000,000 shares of CCI stock to the Company’s CEO. The warrants are exercisable at a price of $0.025 per share and vest based upon certain average per share closing prices of the Company’s common stock and certain minimum average trading volumes. The fair value of the warrants is estimated at $1,890,000 using the Black-Scholes option-pricing model. The warrants expire ten years from the grant date. The Company’s management has determined that based on the historical trends of the stock price, 100% of these warrants will be forfeited. The Company will continue to assess the probability of forfeiture at each future reporting period.

During the six months ended June 30, 2014, Wytec International, Inc issued 1,000,000 warrants to purchase 1,000,000 shares of Wytec stock to two unrelated service providers. The warrants have an exercise price of $1.25 per share and are exercisable until December 31, 2015. The fair value of the warrants is estimated at $532,000 using the Black-Scholes option-pricing model. For the six month period ended June 30, 2014, the general and administrative expenses related to these warrants were $532,000.

Note 8 – Subsequent Events

In July, 2014, the Company purchased 1,417,871 shares of its common stock from officers of the Company at an aggregate cost of $30,610.

In July, 2014, the Company entered into an agreement with a manufacturer to develop equipment for their backhaul network and small cell network.

In July, 2014, the Company sold 11 Registered Links for a total of $385,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and plan of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report. Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements.” Forward-looking statements may also be made in Competitive Companies, Inc.’s other reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”) and in other documents. In addition, from time to time, Competitive Companies, Inc. (“CCI,” “we,” “us,” “our,” or the “Company”) through its management may make oral forward-looking statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements.   The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:

(a)	volatility or decline of the Company's stock price;
(b)	potential fluctuation in quarterly results;
(c)	failure of the Company to earn revenues or profits;
(d)	inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;
(e)	failure to further commercialize its technology or to make sales;
(f)	loss of customers and reduction in demand for the Company's products and services;
(g)	rapid and significant changes in markets;
(h)	litigation with or legal claims and allegations by outside parties, reducing revenue and increasing costs;
(i)	insufficient revenues to cover operating costs;
(j)	failure of our Registered Link Program to produce sales, revenues, or profits;
(k)	aspects of our business are not proprietary and in general we are subject to inherent competition;
(l)	further dilution of existing shareholders’ ownership in us;
(m)	uncollectible accounts and the need to incur expenses to collect amounts owed to the Company; and
(n)	the Company does not have an Audit Committee nor any independent directors.

There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage, or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company may not be able to obtain customers for its products or services or successfully compete, the Company’s products and services may become obsolete, government regulation may hinder the Company’s business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants, and stock options and the exercise of outstanding warrants and stock options, or other risks inherent in the Company’s businesses. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements.

Business

Competitive Companies, Inc. (the “Company” or “CCI”) was originally incorporated in the state of Nevada in October 2001 and acts as a holding company for its operating subsidiaries, Wytec International, Inc. (“Wytec”), Wylink, Inc. (“Wylink”), Wireless Wisconsin LLC, Innovation Capital Management, Inc. (“ICM”), Innovation Capital Management LLC (“ICMLLC”), and Capaciti Networks, Inc. (collectively, the “Subsidiaries”). The Company and its Subsidiaries (sometimes collectively referred to as “CCI”) are involved in providing next generation fixed and mobile wireless broadband Internet services nationally and internationally to wholesale, retail and enterprise customers. Due to recent developments in our intellectual property and the continued development of our municipal and governmental relationships along with the addition of key personnel, we believe we will be able to expand our business model to include additional service applications such as an alternative to fiber to the home (FTTH), machine to machine (M2M) and internet protocol television (IPTV) services. Included in the expanded business model are optimization strategies for assisting municipalities in leveraging current assets for maximum utilization related to the provision of telecommunications services.

We plan to accomplish these objectives by applying the extended development of our current intellectual property along with utilizing proprietary next generation technology to build our platform networks. We believe the benefits of the platform network is its ability to support multiple mobile communications services including but not limited to public safety, first responder, machine to machine and carrier offload services.

CCI is currently in high-level discussions with more than ten U.S. city governments including Columbus, Ohio where we have been developing a 4G Wi-Fi network throughout the central business district of Columbus. CCI’s network infrastructure is capable of delivering bandwidth services up to 1.5 gigabits per second to a wide range of customers including midsize and large corporate operations located in Tier One, Tier Two and Tier Three (the term “Tier” defines the population size of the link location) cities throughout the United States as well as data transport services to carriers, municipalities and energy operations. CCI deploys millimeter wave technology in its backhaul design for supporting its platform networks for its high capacity data throughput objectives.

Test results have produced record performance speeds in excess of 110 Mbps to a smart phone and over 200 Mbps to a laptop computer resulting in the drafting of CCI’s first contractual agreement with the city for services rendered. The agreement, when substantially completed, is expected to provide for a footprint covering a substantial portion of the Central Business District (“CBD”) of Columbus, Ohio providing, among other services, direct connections to public safety devices, high capacity Wi-Fi access to commercial enterprises and the extension of the Company’s metro cell deployment designed for carrier offload and machine to machine services.

Through the Company’s subsidiary, Wireless Wisconsin, LLC, we provide high speed wireless Internet connections to residents in rural communities, as well as some dial-up internet services to businesses and residents within various markets throughout rural Wisconsin. We operate in both a regulated and non-regulated environment. Our current plan includes the delivery of 4G mobile broadband services via Wi-Fi in urban, suburban and rural markets throughout the United States.

Overview of Current Operations

We continue to shift our focus away from our past revenue sources, such as web hosting, dial-up, wireless, DSL, and wired internet services and move toward the design, development, and implementation of 4G mobile Wi-Fi networks with an accelerated concentration on the development of our “Smart City” concept. We believe recent national and international relationships have enhanced the progression of our “Smart City” development in conjunction with the growing relationships with city and, most recently, state governments.

On November 8, 2011, we acquired Wytec, a Nevada corporation that owns an interest in five U.S. patents related to local multipoint distribution service (“LMDS”) or millimeter technology. LMDS deals primarily in the transmission of point-to-point and point-to-multipoint data distribution utilizing millimeter wave spectrum. Though the patents are currently unusable in our current 4G backhaul configuration, we intend to advance a derivative of the technology for usage in future 4G millimeter backhaul deployments. Millimeter links are now utilized as the predominate choice in gigabyte data transmission in support of 4G network deployments.

On September 7, 2012, Wytec entered into a definitive agreement with General Patent Corporation (“GPC”) to form Wytec LLC, a Delaware limited liability company, for the purpose of transferring ownership of our five patents originally owned by Wytec International, Inc. into Wytec LLC. GPC acts as the general manager of the LLC and will assist in the monetization of the five patents.

Wytec’s current product development involves the design of a “small cell” transmitter called the LPN-16 designed to meet the stringent bandwidth needs of both government “first responder” services as well as “carrier offload” services. Management believes the LPN-16 transmitter is the first of its kind specifically developed to participate in the Small Cells as a Service (“SCaaS”) market which has been forecasted by SNS Research to reach $15 billion globally by 2020. In addition to the SCaaS market, management believes the LPN-16 transmitter will support the needs of the massive growth of the machine to machine (“M2M”) market forecasted by SNS Research to account for nearly $196 Billion in global revenues by the end of 2020.

Wytec’s LPN-16 transmitter is proprietary intellectual property of Wytec for which management has applied for U.S. patent protection rights in the second quarter of 2014 and is a significant part of Wytec’s Intelligent Community Wi-Fi Network (“IWiN”). We intend to file international patent applications for the technology in the near future. Design and engineering of the LPN-16 has been completed with development of the first units to be tested at the 2,000 acre test facilities of Southwest Research in San Antonio, Texas in October of 2014. We expect viewers of the first test to include government entities (federal, state and municipal), mobile service operators (carriers), as well as cable and fiber optic service providers.

On June 9, 2012, our wholly owned subsidiary, Wytec, formed a wholly owned subsidiary, Wylink, Inc., a Texas corporation, to market and sell millimeter wave spectrum in the licensed 60 & 90 Gigahertz frequency channels. The Federal Communications Commission (“FCC”) has developed a unique application program giving the ability for qualified applicants to own millimeter spectrum under a program known as the Registered Link Program. We sell point-to-point registered links (“Registered Links”) as part of our backhaul solution in support of our 4G Wi-Fi network. As of August 7, 2014, we have sold 274 Registered Links in four markets for a total of $8,379,480, of which 166 have been acquired by Wytec in exchange for shares of Wytec’s Series A Preferred Stock and a participating net profits interest in Wytec. The cash received from the sale of our Registered Links is recorded as “deferred revenue” and will be recorded as revenue once the telecommunication equipment is installed for the link owners.

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

Result of Operations for the Six Months Ended June 30, 2014 and 2013

Revenue for the six months ended June 30, 2014 was $24,841, as compared to revenue of $34,533 for the six months ended June 30, 2013. This decrease in revenue of $9,692 or 28% was primarily due to the loss of market share to competing companies from cellular and satellite based technologies. We are currently expanding our product lines to increase our revenue through alternative means such as, “mobile” 4G services and our Registered Link Program, through which we intend to sell point to point Registered Links between two known GPS coordinates that make up a part of a backhaul network feeding into a microcell mobile broadband network.

Cost of sales for the six months ended June 30, 2014 was $26,042, a decrease of $3,011, or 10%, from $29,053 for the six months ended June 30, 2013. Our cost of sales decreased primarily due to reductions in costs related to sales operations.

General and administrative expenses were $2,521,501 for the six months ended June 30, 2014, as compared to $1,146,271 for the six months ended June 30, 2013. This resulted in an increase of $1,375,230 or 120% compared to the same period in 2013. The increase in our general and administrative expenses was largely a result of commissions and testing paid to third parties to assist in the setup and registration of Registered Links sold during the six months ended June 30, 2014.

Salary and wage expenses were $525,645 for the six months ended June 30, 2014, as compared to $339,251 for the six months ended June 30, 2013, which resulted in an increase of $186,394, or 55% compared to the same period in 2013. The increase in salary and wages is due to increase in the cost of living adjustment and compensation (including stock compensation) of certain current employees.

Interest expense for the six months ended June 30, 2014 was $46,374, as compared to $101,359 for the six months ended June 30, 2013. This resulted in a decrease of $54,985 or 54% compared to the same period in 2013. The decrease was primarily due to amortization of debt discount of approximately $65,204 that was recorded in the six-month period ended June 30, 2013 that did not occur in the six-month period ended June 30, 2014.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for operations. As of June 30, 2014, we had a working capital deficit of $2,862,627. As of June 30, 2014, $3,245,000 of our current liabilities are deferred revenue on Registered Link sales that have been funded by the customer, for which obligations to the customer have not yet been completed.

As of June 30, 2014, $799,632 of our outstanding convertible debentures and notes payable are in default or mature within the next twelve months and are classified as current liabilities in the accompanying consolidated balance sheet. We plan to remedy the defaults through conversions or through repayments once future financing is secured.

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

As of June 30, 2014, our cash balance was $921,782. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, private placements of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we would be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Issued Accounting Standards

The Company has reviewed the updates issued by the Financial Accounting Standards Board (“FASB”) during the three month period ended June 30, 2014, and determined that the updates are either not applicable to the Company or will not have a material impact on the Company.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our chief executive officer and principal financial officer, William H. Gray, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective as of June 30, 2014. Specifically, our disclosure controls and procedures were not effective in timely alerting our management to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time. As of the date of this report, there are no ongoing legal matters of which management is aware.

Item 2. Unregistered Sales of Equity Securities.

In April 2014, Wytec International, Inc. issued 3,320,000 shares of Series A Preferred Stock, pursuant to Rule 506(b) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), to unrelated parties in exchange for registered link obligations and related equipment.

During the three month period ended June 30, 2014, the Company purchased 475,000 shares of its common stock, pursuant to Rule 506(b) of Regulation D of the Securities Act from two officers of the Company at an aggregate cost of $19,285.

Item 3. Defaults Upon Senior Securities.

As of June 30, 2014, $183,006 of our outstanding convertible debentures and notes payable are in default

Item 4. Mine Safety Disclosures.

Not applicable.

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

Date: August 7, 2014

