Form 10-Q
period 2014-09-30
COMPETITIVE COMPANIES INC
filed 2014-11-13
CIK 1161706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2014

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

Yes ☐ No ☒

As of November 3, 2014, there were 333,258,662 shares outstanding of the registrant’s common stock.

COMPETITIVE COMPANIES, INC.

FORM 10-Q

September 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Information.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Assets

Current assets:
Cash	$560,375	$901,785
Accounts receivable, net	16,294	10,658
Equipment held for installation	758,386	714,804
Total current assets	1,335,055	1,627,247

Property and equipment, net	750,085	60,523

Other assets:
Deposits	43,183	10,108

Total assets	$2,128,323	$1,697,878

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$205,130	$192,048
Accrued expenses	263,841	225,448
Deferred revenues, net of commissions	3,930,000	5,339,480
Notes payable	47,006	67,006
Current portion of convertible debentures, net	732,626	621,522
Total current liabilities	5,178,603	6,445,504

Long-term liabilities:
Convertible debentures, net	–	111,104

Total liabilities	5,178,603	6,556,608

Stockholders' (deficit):
Controlling interest:
Preferred stock, $0.001 par value 100,000,000 shares authorized:
Class A convertible, no shares issued and outstanding with no liquidation value	–	–
Class B convertible, 1,495,436 shares issued and outstanding with no liquidation value	1,495	1,495
Class C convertible, 1,000,000 shares issued and outstanding with no liquidation value	1,000	1,000
Class D convertible, 100,000 shares issued and outstanding with no liquidation value	100	100
Common stock, $0.001 par value, 500,000,000 shares authorized, 335,621,533 and 335,621,533 shares issued and 333,258,662 and 335,151,533 outstanding at September 30, 2014 and December 31, 2013, respectively	335,621	335,621
Additional paid-in capital	5,998,146	5,443,496
Accumulated (deficit)	(14,357,346)	(10,619,789)
Treasury Stock, at cost, 2,362,871 and 470,000 shares at September 30, 2014 and December 31, 2013, respectively	(70,548)	(20,653)
Noncontrolling interest	5,041,252	–
Total stockholders' (deficit)	(3,050,280)	(4,858,730)

Total liabilities and stockholders' (deficit)	$2,128,323	$1,697,878

See accompanying notes to consolidated financial statements.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Revenue	$504,832	$18,782	$529,673	$53,315
Cost of sales	158,256	11,154	184,298	40,208

Gross profit (loss)	346,576	7,628	345,375	13,107

Expenses:
General and administrative	812,720	659,668	3,334,221	1,805,939
Salaries and wages	288,767	180,409	814,413	519,659
Depreciation and amortization	38,976	1,353	65,755	3,648
Total operating expenses	1,140,463	841,430	4,214,389	2,329,246

Net operating loss	(793,887)	(833,802)	(3,869,014)	(2,316,139)

Other income (expense):
Interest expense	(22,929)	(26,756)	(69,303)	(128,115)
Interest income	80	–	186	–
Other income	20,458	1,529	29,826	5,551
Gain on disposal of assets	–	–	–	780
Change in fair market value of derivative liabilities	–	–	–	96,642
Total other income (expense)	(2,391)	(25,227)	(39,291)	(25,142)

Net loss	(796,278)	(859,029)	(3,908,305)	(2,341,281)

Net loss attributable to the noncontrolling interest	(42,253)	–	(170,748)	–

Net loss attributable to Competitive Companies, Inc.	$(754,025)	$(859,029)	$(3,737,557)	$(2,341,281)

Weighted average number of common shares outstanding - basic and fully diluted	333,413,565	335,607,403	334,308,079	330,361,967

Net loss per share - basic and fully diluted	$–	$–	$(0.01)	$(0.01)

See accompanying notes to consolidated financial statements.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2014	2013

Cash flows from operating activities
Net loss	$(3,908,305)	$(2,341,281)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of convertible notes payable discounts	–	65,204
Change in fair market value of derivative liability	–	(96,642)
Stock-based compensation	18,500	97,250
Warrants issued for services	1,068,150	–
Depreciation	65,755	3,648
Gain on asset disposal	–	(780)
Decrease (increase) in assets:
Accounts receivable	(5,636)	(4,739)
Equipment held for installation	(43,582)	(473,241)
Deposits and other assets	(33,075)	(3,955)
Increase (decrease) in liabilities:
Accounts payable	13,082	(25,030)
Accrued expenses	38,393	76,791
Deferred revenues	2,820,520	3,096,980
Net cash provided by operating activities	33,802	394,205

Cash flows from investing activities
Purchases of property and equipment	(305,317)	(12,179)
Proceeds from equipment sales	–	3,684
Net cash used in investing activities	(305,317)	(8,495)

Cash flows from financing activities
Proceeds from short term and convertible debts	–	50,000
Principal payments on notes payable	(20,000)	–
Principal payments on short term and convertible debentures	–	(5,000)
Purchase of treasury stock	(49,895)	–
Proceeds from exercise of stock warrants	–	3,435
Net cash provided by (used in) financing activities	(69,895)	48,435

Net increase (decrease) in cash	(341,410)	434,145
Cash - beginning	901,785	184,195
Cash - ending	$560,375	$618,340

Supplemental disclosures:
Interest paid	$–	$–
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Issuance of Wytec International, Inc. preferred stock to satisfy subscription payable	$4,230,000	$–
Issuance of Wytec International, Inc. preferred stock in exchange for registered links and related equipment	$450,000	$–
Value of shares issued for conversion of debentures	$–	$90,000
Refinanced convertible debentures	$–	$276,915
Accrued interest added to convertible debentures	$–	$–

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

The consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred continuous losses from operations, has an accumulated deficit of $14,357,346 and a working capital deficit of $3,843,548 at September 30, 2014, and has reported negative cash flows from operations in most periods over the last five years. In addition, the Company does not currently have the cash resources to meet its operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature of the industry in which the Company operates.

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

Note 2 – Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2014	2013

Telecommunication equipment and computers	$790,707	$35,910
Furniture and fixtures	42,344	41,824
	833,051	77,734
Less accumulated depreciation	(82,966)	(17,211)
	$750,085	$60,523

Depreciation expense totaled $65,755 and $3,648 for the nine months ending September 30, 2014 and 2013, respectively.

Note 3 – Notes Payable

Notes payable consists of the following:

	September 30,	December 31,
	2014	2013

Unsecured promissory note bearing interest at a rate of 8% per annum, matured on March 2, 2010. Currently in default.	$30,000	$30,000

Unsecured promissory note bearing interest at rate of 8% per annum, matured on June 15, 2009. Currently in default.	–	10,000

Unsecured promissory note bearing interest at a rate of 8% per annum, matured on June 15, 2009. Currently in default.	–	10,000

Unsecured note payable to a stockholder, bearing interest at a rate of 8% per annum, matured on February 23, 2011. Currently in default.	17,006	17,006
Total notes payable	$47,006	$67,006

Interest continues to accrue on these notes as long as they remain outstanding. The Company recorded interest expense on notes payable in the amount of $3,762 and $4,020 for the nine months ended September 30, 2014 and 2013, respectively. The Company intends to pay the outstanding principal and accrued interest when liquidity allows.

Note 4 – Convertible Debentures

The Company has issued unsecured convertible promissory notes at various times from 2008 through 2013. During the nine months ended September 30, 2014 and 2013, the Company issued convertible promissory notes totaling $-0- and $50,000, respectively. The notes bear interest at rates of 8% to 12.5% per annum. The notes mature at various times through June 2015. At September 30, 2014, convertible debentures totaling $732,626 were outstanding.

The principal balance of each note is convertible into shares of the Company’s common stock. The conversion terms of each note varies, but in general, the notes are convertible at a rate equal to a specified percentage (most range from 80% to 90%) of the Company’s average common stock closing price for a short period of time prior to conversion.

Certain convertible promissory notes of Wytec also carry detachable warrants. As of September 30, 2014, detachable warrants to purchase 2,911,100 shares of Wytec’s common stock were outstanding. The warrants have exercise prices ranging from $1.00 to $3.00 per share and are exercisable for a period of two years from the grant date.

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

In April 2014, CCI granted William H. Gray options to purchase 10,000,000 shares of common stock exercisable at $0.025 per share with a two year vesting schedule and an expiration date of five years from the date of grant. For the nine month period ended September 30, 2014, the stock-based compensation related to these option grants was $17,000.

In June 2013, the Company issued 8,356,988 shares of common stock upon conversion of $90,000 in unsecured convertible promissory notes.

In June 2013, the Company issued 405,000 shares of common stock upon exercise of $3,435 in warrants.

In October 2012, the Company granted employees options to purchase 3,000,000 shares of common stock exercisable at $0.01 per share with a three year vesting schedule and expiration dates between three years and four years from the date of grant. For the six month periods ended June 30, 2014 and 2013, the stock-based compensation related to these option grants was $1,500 and $1,500, respectively.

Note 6 – Treasury Stock

During the nine month period ended September 30, 2014, the Company purchased 1,892,871 shares of its common stock from officers of the Company an aggregate cost of $49,895.

Note 7 – Warrants

The Company issued warrants to purchase 12,000,000 shares of the Company’s common stock to unrelated third party vendors for services previously provided, during the nine months ended September 30, 2014. The warrants have exercise prices ranging from $0.01 to $0.05 per share and are exercisable for periods of one to two years from the grant dates. The fair value of the warrants is estimated at $452,000 using the Black-Scholes option-pricing model. For the nine month period ended September 30, 2014, the general and administrative expenses related to these warrants were $452,000.

During the nine months ended September 30, 2014, the Company issued 90,000,000 warrants to purchase 90,000,000 shares of CCI stock to the Company’s chief executive officer. The warrants are exercisable at a price of $0.025 per share and vest based upon certain average per share closing prices of the Company’s common stock and certain minimum average trading volumes. The fair value of the warrants is estimated at $1,890,000 using the Black-Scholes option-pricing model. The warrants expire ten years from the grant date. The Company’s management has determined that based on the historical trends of the stock price, 100% of these warrants will be forfeited. The Company will continue to assess the probability of forfeiture at each future reporting period.

During the nine months ended September 30, 2014, Wytec International, Inc issued 1,000,000 warrants to purchase 1,000,000 shares of Wytec stock to two unrelated service providers. The warrants have an exercise price of $1.25 per share and are exercisable until December 31, 2015. The fair value of the warrants is estimated at $532,000 using the Black-Scholes option-pricing model. For the nine month period ended September 30, 2014, the general and administrative expenses related to these warrants were $532,000.

During the nine months ended September 30, 2014, Wytec International, Inc issued 170,000 warrants to purchase 170,000 shares of Wytec stock to an unrelated service provider. The warrants have an exercise price of $1.75 per share and are exercisable until September 13, 2016. The fair value of the warrants is estimated at $84,150 using the Black-Scholes option-pricing model. For the nine month period ended September 30, 2014, the general and administrative expenses related to these warrants were $84,150.

Note 8 – Subsequent Events

In October 2014, Wytec International, Inc. commenced a private placement of 5,000,000 units, each unit consisting of one share of Series B Convertible Preferred Stock and one common stock purchase warrant of Wytec International, Inc., at a purchase price of $3.00 per unit. As of November 3, 2014 none of these units have been purchased.

In October 2014, Wytec International, Inc. commenced a concurrent private placement of 1,650,000 units, each unit consisting of one share of Series B Convertible Preferred Stock and one common stock purchase warrant of Wytec International, Inc., at a purchase price of $3.00 per unit. As of November 3, 2014 none of these units have been purchased.

In October 2014, Wytec International, Inc. increased the number of its authorized Series B Preferred Stock by an additional 1,150,000 shares to 6,650,000 shares of Series B Preferred Stock, par value of $0.001 per share.

In October 2014, the Company sold four Registered Links for total cash proceeds of $140,000.

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

Business

Competitive Companies, Inc. was originally incorporated in the state of Nevada in October 2001 and acts as a holding company for its operating subsidiaries, Wytec International, Inc. (“Wytec”), Wylink, Inc. (“Wylink”), Wireless Wisconsin LLC, Innovation Capital Management, Inc. (“ICM”), Innovation Capital Management LLC (“ICMLLC”), and Capaciti Networks, Inc. (collectively, the “Subsidiaries”). The Company and its Subsidiaries (sometimes collectively referred to as “CCI”) are involved in providing next generation fixed and mobile wireless broadband Internet services nationally and internationally to wholesale, retail and enterprise customers. Due to recent developments in our intellectual property and the continued development of our municipal and governmental relationships along with the addition of key personnel, we believe we will be able to obtain our market entry schedule of 30 markets by 2015. Included in our 30 market entry schedule are optimization strategies for assisting municipalities in leveraging current assets for maximum utilization related to the provision of telecommunications services.

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

CCI is currently in high-level discussions with more than ten U.S. city governments including Columbus, Ohio where we have been developing a 4G Wi-Fi network throughout the central business district of Columbus. CCI’s network infrastructure is capable of delivering bandwidth services up to 1.5 gigabits per second to a wide range of customers including midsize and large corporate operations located in Tier One, Tier Two and Tier Three (the term “Tier” defines the population size of the link location) cities throughout the United States as well as data transport services to carriers, municipalities and commercial enterprise. CCI deploys millimeter wave technology in its backhaul design for supporting its platform networks for its high capacity data throughput objectives.

Test results have produced record performance speeds in excess of 170 Mbps to a smart phone and over 200 Mbps to a laptop computer resulting in the drafting of CCI’s first contractual agreement with the City of Columbus, for services rendered. The agreement, when substantially completed, provides a footprint covering a significant portion of the Central Business District (“CBD”) of Columbus, Ohio providing, among other services, direct connections to public safety devices, high capacity Wi-Fi access to commercial enterprises and the extension of the Company’s Small Cell deployment designed for carrier offload and other enterprise services.

Through the Company’s subsidiary, Wireless Wisconsin, LLC, we provide high speed wireless Internet connections to residents in rural communities, as well as webhosting, dial-up, and other commercial services throughout rural Wisconsin. We operate in both a regulated and non-regulated environment. Our current business plan includes the delivery of 4G mobile broadband services via Wi-Fi in urban, suburban, and rural markets throughout the United States.

Overview of Current Operations

We continue to shift our focus away from our past revenue sources, such as web hosting, dial-up, wireless, DSL, and wired internet services and move toward the design, development, and implementation of 4G mobile Wi-Fi networks with an accelerated concentration on the development of our Small Cell deployment objectives for 2015 utilizing our patent pending LPN-16 technology. We believe recent national and international demand for greater data capacity within mobile networks will increase the need for a greater deployment of small cell (“Small Cell”) technology. Our LPN-16 Small Cell solution is ideal for fulfilling this increasing demand.

Wytec owns an interest in five U.S. patents related to local multipoint distribution service (“LMDS”) or millimeter wave technology. LMDS deals primarily in the transmission of point-to-point and point-to-multipoint data distribution utilizing millimeter wave spectrum. Though the patents are currently unusable in our current 4G backhaul configuration, we intend to advance a derivative of the technology for usage in future 4G millimeter backhaul deployments. Millimeter wave links are now utilized as the predominate choice in backhaul data transmission in support of 4G network deployments.

On September 7, 2012, Wytec entered into a definitive agreement with General Patent Corporation (“GPC”) to form Wytec LLC, a Delaware limited liability company, for the purpose of transferring ownership of our five patents originally owned by Wytec International, Inc. into Wytec LLC. GPC acts as the general manager of the LLC and will assist in the monetization of the five patents.

Wytec’s current product development of the LPN-16 is designed to meet the stringent bandwidth needs of both government “first responder” services as well as “carrier offload” services. Management believes the LPN-16 transmitter is the first of its kind specifically developed to participate in the Small Cells as a Service (“SCaaS”) market which has been forecasted by SNS Research to reach $15 billion globally by 2020. In addition to the SCaaS market, management believes the LPN-16 transmitter will support the needs of the massive growth of the machine to machine (“M2M”) market forecasted by SNS Research to account for nearly $196 Billion in global revenues by the end of 2020.

Wytec’s LPN-16 transmitter is proprietary intellectual property of Wytec for which management has applied for U.S. patent protection rights in the second quarter of 2014 and is a significant part of Wytec’s intellectual property portfolio. We intend to file international patent applications for the technology in the near future. Design and engineering of the LPN-16 has been completed with development of the first units to be tested at Southwest Research Institute (“SwRI”) in San Antonio, Texas in December 2014. We expect viewers of the first test to include government entities (federal, state and municipal), mobile service operators (carriers), as well as cable and fiber optic service providers.

On June 9, 2012, Wytec, formed a wholly owned subsidiary, Wylink, Inc., a Texas corporation, to market and sell millimeter wave spectrum in the quasi-licensed 60 & 90 Gigahertz frequency channels. The Federal Communications Commission (“FCC”) has developed a unique application program giving the ability for qualified applicants to own millimeter spectrum under a program known as the Registered Link Program. We sell point-to-point registered links (“Registered Links”) as part of our backhaul solution in support of our 4G Wi-Fi network. As of November 3, 2014, we have sold 300 Registered Links in ten markets for a total of $9,254,480, of which 148 have been acquired by Wytec in exchange for shares of Wytec’s Series A Preferred Stock and a participating net profits interest in Wytec. The cash received from the sale of our Registered Links is recorded as “deferred revenue” and will be recorded as revenue once the telecommunication equipment is installed for the link owners.

Management now focuses its primary business on the development of its millimeter wave backhaul in support of its LPN-16 Small Cell solution for delivering 4G mobile broadband networks capable of delivering 200+ Mbps to mobile devices and to be utilized as a multi-carrier “offload” solution.

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

Telecommunication equipment and computers	5 – 10 years
Furniture and fixtures	5 years

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

All share based-based payments to service providers or employees, including grants of employee stock options, are recognized in the income statement based upon their fair values. Stock issued for services and compensation was $-0- and $95,750 for the nine months ended September 30, 2014 and 2013, respectively. Warrants issued for services and compensation was $536,150 and $-0- for the nine months ended September 30, 2014 and 2013, respectively.

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

Result of Operations for the Nine Months Ended September 30, 2014 and 2013

Revenue for the nine months ended September 30, 2014 was $529,673, as compared to revenue of $53,315 for the nine months ended September 30, 2013. This increase in revenue of $476,358 or 893% was primarily due to the recognition of revenue from deferred Link sales during the nine months ended September 30, 2014. We are currently expanding our product lines to increase our revenue through alternative means such as “mobile” 4G services and our Registered Link Program, through which we intend to sell point to point Registered Links between two known GPS coordinates that make up a part of a backhaul network feeding into a microcell mobile broadband network.

Cost of sales for the nine months ended September 30, 2014 was $184,298, an increase of $144,090, or 358%, from $40,208 for the nine months ended September 30, 2013. Our cost of sales increased due to the installation of equipment related to the recognition of revenue from deferred Link sales during the nine months ended September 30, 2014.

General and administrative expenses were $3,334,221 for the nine months ended September 30, 2014, as compared to $1,805,939 for the nine months ended September 30, 2013. This resulted in an increase of $1,528,282 or 85% compared to the same period in 2013. The increase in our general and administrative expenses was largely a result of commissions and testing paid to third parties to assist in the setup and registration of Registered Links sold during the nine months ended September 30, 2014.

Salary and wage expenses were $814,413 for the nine months ended September 30, 2014, as compared to $519,659 for the nine months ended September 30, 2013, which resulted in an increase of $294,754 or 57% compared to the same period in 2013. The increase in salary and wages is due to increase in the cost of living adjustment and compensation (including stock compensation) of certain current employees.

Interest expense for the nine months ended September 30, 2014 was $69,303, as compared to $128,115 for the nine months ended September 30, 2013. This resulted in a decrease of $58,812 or 46% compared to the same period in 2013. The decrease was primarily due to amortization of debt discount of approximately $65,204 that was recorded in the nine-month period ended September 30, 2013 that did not occur in the nine-month period ended September 30, 2014.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for operations. As of September 30, 2014, we had a working capital deficit of $3,843,548. As of September 30, 2014, $3,930,000 of our current liabilities are deferred revenue on Registered Link sales that have been funded by the customer, for which obligations to the customer have not yet been completed.

As of September 30, 2014, $779,632 of our outstanding convertible debentures and notes payable are in default or mature within the next twelve months and are classified as current liabilities in the accompanying consolidated balance sheet. We plan to remedy the defaults through conversions or through repayments once future financing is secured.

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

As of September 30, 2014, our cash balance was $560,375. Our plan for satisfying our cash requirements for the next twelve months is through sales of registered links, private placements of our securities, third party financing, and/or traditional bank financing. We do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. In October 2014, we commenced two private placements of our securities in order to raise a total of $19,950,000 in additional capital. As of November 3, 2014, we have not sold any securities in either placement. There is no assurance that we would be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Issued Accounting Standards

The Company has reviewed the updates issued by the Financial Accounting Standards Board (“FASB”) during the nine month period ended September 30, 2014, and determined that the updates are either not applicable to the Company or will not have a material impact on the Company.

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

Our chief executive officer and principal financial officer, William H. Gray, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective as of September 30, 2014. Specifically, our disclosure controls and procedures were not effective in timely alerting our management to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

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

Item 2. Unregistered Sales of Equity Securities.

During the three month period ended September 30, 2014, the Company purchased 1,892,871 shares of its common stock, pursuant to Rule 506(b) of Regulation D of the Securities Act from three officers of the Company at an aggregate cost of $49,895.

Item 3. Defaults Upon Senior Securities.

As of September 30, 2014, $263,006 of our outstanding convertible debentures and notes payable are in default.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2		2	01/11/02
2.2	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2/A		2.2	08/02/02
2.3	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2/A		2.2	04/24/03
2.4	Plan and agreement of reorganization between Competitive Companies, Inc. and CCI Acquisition Corp		8-K		10.1	05/09/05
3(i)	Articles of Competitive Companies, as amended		SB-2		3(I)	01/11/02
3(ii)	Bylaws of Competitive Companies		SB-2		3(II)	01/11/02
4.1	Rights and Preferences of Preferred Stock		SB-2		4	01/11/02
4.2	Form of Warrant to be issued by Competitive Companies, Inc. to MediaG3, Inc.		8-K		4.1	11/15/11
4.3	Form of Warrant to be issued by Competitive Companies, Inc.		8-K		4.1	04/25/14
4.4	Stock Option Agreement issued by Competitive Companies, Inc.		8-K		4.1	04/25/14
10.1	Stock Purchase Agreement by and among Competitive Companies, Inc., a Nevada corporation, Wytec International, Inc., a Nevada corporation, MediaG3, Inc., a Delaware corporation, and its wholly owned subsidiary, Wytec, Incorporated, a California corporation.		8-K		10.1	11/15/11
10.2	Amendment to Employment Agreement, dated July 25, 2014		8-K		10.1	07/28/14
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act *	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act *	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act *	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act *	X
101.INS	XBRL Instance Document *	X
101.SCH	XBRL Schema Document *	X
101.CAL	XBRL Calculation Linkbase Document *	X
101.DEF	XBRL Definition Linkbase Document *	X
101.LAB	XBRL Label Linkbase Document *	X
101.PRE	XBRL Presentation Linkbase Document *	X

*	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

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

Date: November 12, 2014

