Form 10-K
period 2014-12-31
COMPETITIVE COMPANIES INC
filed 2015-03-31
CIK 1161706

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2014, based on a closing price of $0.0181 was approximately $6,068,181 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by OTC-QB Market).

The number of shares of common stock, $0.001 par value, outstanding on March 31, 2015 was 333,258,662 shares.

COMPETITIVE COMPANIES, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2014

i

PART I

Item 1. Business.

The Company

Competitive Companies, Inc. (the “Company”) was originally incorporated in the state of Nevada in October 2001 and acts as a holding company for its operating subsidiaries, Wytec International, Inc. (“Wytec”), Wylink, Inc., Wireless Wisconsin LLC, Capaciti Networks, Inc., Innovation Capital Management, Inc., and Innovation Capital Management LLC (collectively, the “Subsidiaries”). The Company and its Subsidiaries (also collectively referred to as “CCI”) are involved in providing next generation fixed and mobile wireless broadband Internet services nationally and internationally to wholesale, retail and enterprise customers.

Due to recent developments in our intellectual property and the continued development of our municipal and governmental relationships along with the addition of key personnel, we believe we will be able to obtain our market entry schedule of 30 markets by year-end 2015. Included in our 30 market entry schedule are optimization strategies for assisting municipalities in leveraging current assets such as utility poles for maximum utilization related to the provisioning of telecommunications and machine to machine (“M2M”) services.

We plan to accomplish these objectives by applying the extended development of our current intellectual property consisting of our latest patent pending LPN-16 Small Cell technology along with our proprietary millimeter backhaul design to build our anticipated 5G platform network. We believe the benefit of a 5G network is its ability to support multiple mobile communications services, including but not limited to, public safety, first responder, machine to machine, and carrier offload services.

CCI is currently in high-level discussions with multiple municipal governments including Columbus, Ohio, San Antonio, Texas and Denver, Colorado where we have been developing a 4G Wi-Fi network throughout the central business district of these cities. Currently our network design is capable of delivering bandwidth services of up to 1.5 gigabits per second to a wide range of customers including small, midsize and large corporate operations located in Tier One, Tier Two, and Tier Three (the term “Tier” defines the population size of the link location) cities throughout the United States. Our millimeter wave technology serves as the backbone for our platform networks capable of supporting a host of high capacity data throughput objectives.

On December 18, 2014, Wytec performed an outside speed test on the first LPN-16 working prototype and produced record performance speeds in excess of 380 Mbps to a smart phone and over 400 Mbps to a laptop computer. These and earlier speed test results enabled us, through Wytec, to consummate our first services agreement with the City of Columbus. Wytec has now substantially completed its footprint coverage of the Central Business District (“CBD”) of Columbus, Ohio with more than 100 high speed access points providing, among other services, direct connections to public safety devices, high capacity Wi-Fi access to commercial enterprises and the extension of the Company’s Small Cell deployment designed for carrier offload and other enterprise services.

Through our subsidiary, Wireless Wisconsin, LLC, we also provide high-speed wireless Internet connections to residents in rural communities, as well as webhosting, dial-up, and other commercial services throughout rural Wisconsin. We operate in both a regulated and nonregulated environment. Our current business plan includes the delivery of 4G mobile broadband services via Wi-Fi in urban, suburban, and rural markets throughout the United States.

Subsidiary Operations

Wytec International, Inc., a Nevada corporation, designs, manufactures, and installs “proprietary” carrier-class Wi-Fi solutions to local government, Mobile Service Operations (“MSOs”), National Telecommunications Operators (“NTOs”), and corporate enterprises. Wytec owns an interest in five patents focused on high capacity millimeter wave technology (the “Patents”), which Wytec holds in a partnership with General Patent Corporation (“GPC”). Wytec has developed and filed for patent protection with its sixth patent dealing in multi-channeling technology known as the LPN-16.

On September 7, 2012, Wytec entered into a definitive agreement with GPC to form Wytec LLC, a Delaware limited liability company, for the purpose of transferring ownership of our five patents originally owned by Wytec into Wytec LLC. GPC is the manager of Wytec, LLC and is expected to assist in the monetization of the five patents. Wytec’s current product development of the LPN-16 is designed to meet the stringent bandwidth needs of both government “first responder” services as well as “carrier offload” services. Management believes the LPN-16 transmitter is the first of its kind specifically developed to participate in the Small Cells as a Service (“SCaaS”) market which has been forecasted by SNS Research to reach $15 billion globally by 2020.

In addition to the SCaaS market, management believes the LPN-16 transmitter will support the needs of the massive growth of the M2M market forecasted by SNS Research to account for nearly $196 billion in global revenues by the end of 2020. Wytec’s LPN-16 transmitter is proprietary intellectual property of Wytec for which management has applied for U.S. patent protection rights in the second quarter of 2014 and is a significant part of Wytec’s intellectual property portfolio. CCI has most recently filed its Patent Cooperation Treaty (“PCP”) application for 148 foreign countries. Design and engineering of the LPN-16 was completed on December 22, 2014 and tested in San Antonio, Texas producing what management believes to be record breaking mobile broadband speeds.

Wylink Inc., a Texas corporation and wholly owned subsidiary of Wytec (“Wylink”), operates and manages a unique sales organization engaged in the sale of Federal Communications Commission (“FCC”) registered links participating in the 70 and 80 gigahertz licensed frequency program (the “Program”). The Program allows qualified individuals to own a segment of the “backhaul” infrastructure of Wytec’s city-wide business deployment. A total of eight cities were chosen for initial deployment of Wylink’s Registered Link Program. The first market, Columbus, Ohio sold out of its Registered Links representing 52 Links averaging $25,000 per Link totaling $1,300,000 in sales. As of March 13, 2015, Wylink has sold 331 Registered Links in 11 markets averaging $31,237 per Link totaling $10,339,480 in sales. There is no assurance as to whether or not Wylink will sell more Registered Links or how many Registered Links Wylink will sell in 2015. Furthermore, with each Registered Link it sells, Wylink incurs liability to provide and install telecommunications equipment at its cost for the Link owner, and monthly lease payments for access to a portion of the Link’s capacity.

On January 27, 2014, Registered Link holders were offered the opportunity by Wytec to exchange each Registered Link in consideration for (1) a pro rata percentage interest in the net income of Wytec, calculated in accordance with generally accepted accounting principles (“GAAP”) and distributable on a quarterly basis until the earlier to occur of (a) the date on which Wytec becomes a fully reporting company with the Securities and Exchange Commission (“SEC”) and its common stock is traded on the NASDAQ Capital Market or higher, or (b) five (5) years from the date of the closing of the exchange offer, (2) 20,000 shares of Wytec’s Series A Convertible Preferred Stock, each share of which is convertible into one share of Wytec’s common stock at any time, and (3) a first priority perfected security interest in Wytec’s interest in the Patents. The Units will share in a total of 33.3% of Wytec’s net profits (the “Net Profits Pool”). The exchange offer ended in July, 2014 and 70 of our 97 Registered Link holders participated in the exchange offer resulting in a total exchange value of $4,730,000.

Capaciti Networks, Inc., a Texas corporation (“CNI”), is a wholly owned subsidiary of CCI, and was formed on August 12, 2013 to provide marketing services for our internet products and services to small and medium businesses, as well as commercial and enterprise clients. Most recently, Capaciti entered into an agreement with Wytec pursuant to which CNI will act as a master agent with respect to the use of Wytec’s “online quote system” which caters to direct agents who sell telecommunications products and services to small, medium and enterprise customers. Current online quote systems list both wired and wireless Internet service products. The Wytec quote system lists only fixed wireless Internet services. The system also provides an information portal to educate users of the benefits of today’s advanced fixed wireless technology versus its wired counterpart. We believe that master agents, such as CNI, will now be able to empower their direct agents on the benefits and positive differences of fixed wireless. Our research has shown that there are more than 100,000 direct agents utilizing the services of master agents providing more than 60% of all telecommunication products and services sales in the United States. Capaciti plans to launch its new master agent services in April 2015 utilizing Wytec’s online quote system.

Innovation Capital Management, Inc., (“ICM”) operates as the Company’s private equity placement division focused on raising capital and developing joint ventures and acquisitions while Innovation Capital Management, LLC (“ICMLLC”) focuses on structuring strategic marketing relationships for the Company’s products and services. ICM managed an exchange offer with several holders of the Company’s outstanding convertible notes. In the exchange offer, we offered up to 300,000 units, each unit consisting of one dollar principal amount of 12.5% convertible promissory note of Wytec (the “Exchange Offer Notes”) and one warrant to purchase one share of Wytec’s common stock (“Exchange Offer Warrants”), in exchange for up to $300,000 of outstanding principal amount and accrued but unpaid interest of the Company’s convertible notes, which would then be cancelled. The security interest on the Exchange Offer Notes is pari passu with the security interest securing Wytec’s other outstanding notes. The Exchange Offer Warrants are exercisable for a period of two years after the date of issuance at an exercise price of $3.00 per share. To date, Wytec has issued $111,149 of Exchange Offer Notes and 111,145 Exchange Offer Warrants exercisable until various dates ranging from June 30, 2015 to October 18, 2015. ICM also managed our exchange offer with Registered Link holders, as discussed in the following paragraph. ICM does not receive any remuneration for its managerial services to the Company and its other Subsidiaries.

ICM also managed our $5,374,480 buyback unit offering for Wytec International, Inc. The offering consisted of 205 units consisting of 4,100,000 shares of Series A Convertible Preferred Stock and Participating Interest. The units were offered for exchange for up to 205 registered links owned by Wytec linkholders. Each unit consists of (1) a pro rata percentage interest in the net profits of the Company, calculated in accordance with generally accepted accounting principles ("GAAP") and distributable on a quarterly basis until the earlier to occur of (a) the date on which the Company becomes a fully reporting company with the Securities and Exchange Commission ("SEC") and its common stock is traded on the NASDAQ Capital Market or higher, or (b) five (5) years from the date of the closing of this offering, and (2) 20,000 shares of the Wytec's Series A Convertible Preferred Stock, each share of which is convertible into one share of the Wytec's common stock at any time. The Units will share in a total of 33.3% of the Company's net profits. As of March 31, 2015, Wytec had issued 168 units in the buyback unit offering.

Wireless Wisconsin, LLC, a Wisconsin limited liability company (“Wireless WI”), managed by Capaciti, provides high speed wireless Internet connections to residents in rural communities to include dial-up, DSL and wireless internet services to businesses and residents within various markets throughout rural Wisconsin. Wireless WI operates in both a regulated and non-regulated environment. The Company is planning to install its high capacity wireless technology and begin offering its high capacity broadband services by the end of 2015. Our current plan now includes the delivery of 4G mobile broadband services via WiFi in major and rural markets throughout the United States.

Product Revenues from Subsidiary Products and Services

Wytec International, Inc. Wytec International, Inc. is currently developing its next generation of point-to-point and point-to-multipoint millimeter equipment technology in multiple licensed and “limited” licensed frequencies, including the 60, 71-76, 81-86, and 92-95 GHz bands. This technology has most recently come to the forefront as a significant piece in delivering 4G telecommunications services because of its high capacity internet throughput features. These features enable a further high capacity delivery to a microcell or “small cell” network ultimately delivering 100+ Mbps bandwidth to 4G mobile devices such as smartphones, i-pads and laptops. Management believes that the Wytec network design is one of the few 4G networks to comply with the International Mobile Telecommunications Advanced (“IMT-A”) standards of 4G technology in North America. Wytec has developed its proprietary millimeter wave platform network in the CBDs of Columbus, Ohio, San Antonio, Texas, and Denver, Colorado. Latest mobile broadband speed tests in San Antonio, Texas have produced “mobile” broadband speeds in excess of 400 Mbps for a laptop and over 380 Mbps for a smart phone.

Additionally, Wytec has generated interest in multiple relationships involving key back-end support such as Wytec’s recent contract with Level 3 Communications (“Level 3”). Level 3 operates a Tier 1 network providing core transport, IP, voice, video, and content delivery for most of the Internet carriers in North America, Latin America, Europe, and selected cities in Asia. Level 3 is also the largest competitive local exchange carrier (“CLEC”) in the United States. Wytec’s contractual relationship with Level 3 opens the door for Wytec to market its equipment and services to more than 500 U.S. locations including 55 foreign countries. Wytec’s master service agreement with Level 3 also provides rooftop access at no extra charge to every property owned by Level 3.

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

Wytec’s LPN-16 radio is proprietary intellectual property of Wytec for which management filed a provisional patent application on March 12, 2014 for U.S. and international patent protection rights and is a significant part of Wytec’s intelligent community Wi-Fi network. Much of the design and engineering of the LPN-16 radio has been completed and we expect it to be commercially ready during the third quarter of 2015. We expect participants for testing the radio to include government (federal, state and municipal), mobile service operators (carriers), and multiple application service providers.

Wylink, Inc. Wylink has supported initial Wytec equipment sales through the development of a unique marketing concept called the Registered Link Program. The Registered Link Program generated Wytec product sales through the promotion of a business opportunity afforded under the FCC 70-80 GHz frequency allocation program. Wylink promotes and sells the opportunity to a qualified applicant allowing the applicant to own and operate its own Registered Link established as a part of the Wytec backhaul network. Registered Link owners receive income from subscribers of the Link including Capaciti’s (CCI subsidiary) commitment to support its Wi-Fi network through commercial and enterprise Internet sales. As of March 31, 2015, Wylink has sold 331 Registered Links in 11 markets averaging $31,237 per Link totaling $10,339,480 in Registered Link sales .

Currently Wytec’s primary service product consists of Wylink’s FCC Registered Link application and registration service for the 70 and 80 Gigahertz FCC “protected frequency” supporting the backbone of Wytec’s Wi-Fi network. In addition to supporting its core network, it also provides high capacity Internet to fixed wireless commercial Internet service providers. FCC Registered Links are capable of delivering at least one (1) gigabyte or more of data throughput to multiple points throughout the network. This enables each point within the network to deliver 100 Mbps or more to the end user including mobile and fixed wireless customers. Service products on the network include commercial and enterprise fixed wireless customers, mobile 4G Wi-Fi service to individuals, public safety (such as the camera network to the City of Columbus), MSOs, also known as “carriers,” hot spots, hot spot aggregators, hot zones such as special sports events and other large data capacity users. Much of the network capacity will be utilizing the Wytec LPN-16 small cell technology also known as Small Cells as a Service or “SCaaS”.

The total global market for equipment sales included in the Wytec portfolio of equipment offerings is estimated at over $5.7 billion by 2018 according to market research performed by Signals and Systems in their publication of the HetNet Bible dated May 10, 2013. CCI has estimated in a five-year forecast that Wytec should capture approximately $116,443,000 or 2% of this equipment sales market, although there is no assurance as to the amount of equipment sales that Wytec will make.

Services Revenue

Much of the service revenue for CCI is expected to be generated through the use of the Wytec network including fixed and mobile wireless services offered by its Subsidiaries according to the services delivered.

Wytec Service Offerings

Transport and Maintenance Services. Wytec, besides selling equipment including its LPN-16 technology and other proprietary equipment offered through special vendor relationships, will also sell unique services known as “transport” services in consideration for transportation fees, for the use of the small cell portion of its network. This is known as “SCaaS” or Small Cells as a Service and primarily involves the sale of transport to enterprise customers that do not need the use of CCI’s Internet feed such as municipal, state, and federal governments, mobile service operators (Carriers), utility operators and M2M customers.

The total global market for SCaaS transport sales is estimated at over $6.5 billion by 2018 according to market research performed by Signals and Systems in their publication of the HetNet Bible dated May 10, 2013. CCI has estimated in a five year forecast that Wytec should capture approximately $124,830,000 or 2% of the SCasS transport sales market, although there is no assurance regarding CCI’s future SCaaS service sales, if any. Wytec will also provide equipment maintenance contracts (from the sale of equipment) as a service and estimates the revenues from this service to total approximately $17,466,000 by 2018. Revenues for this service are calculated to be approximately 15% of total equipment sold. Management views this estimated percentage as an industry standard.

Capacity Service Offerings

Internet Services. Capaciti, Inc. was designed to market Internet services on behalf of the networks being designed and developed by Wytec. The offerings include but are not limited to fixed and mobile wireless service offerings to both residential and commercial Internet customers. In November 2013, Capaciti began selling mobile Wi-Fi through its contractual relationship with Pronto Networks allowing Wi-Fi services to be marketed in the CBD of Columbus, Ohio. To date, Capaciti has accepted over 240 mobile Wi-Fi connections and believes this service offering will grow as users discover the record breaking speed of the network, delivering more than 100 Mbps to a smart phone and more than 200 Mbps to a laptop.

Capaciti also offers Internet services through its operation in Eau Claire, Wisconsin called Wireless Wisconsin and currently generates sales of approximately $3,350 per month. CCI plans to upgrade the Eau Claire market to provide the same services it currently provides in Columbus, Ohio by June 2015. Wireless Wisconsin also offers both DSL and dial-up internet via a wholesale relationship with Ikano Wholesale. This wholesale relationship provides multiple territory access to many markets throughout North America and allows the Company to expand its coverage nationwide.

Principal Suppliers

During the year ended December 31, 2014, CCI, through its Subsidiaries, had various suppliers for its dial-up and high-speed internet connections. In July 2013, CCI signed a contract with Level 3 Communications, Inc. to provide Tier 1 Internet access in more than 500 U.S. cities. To date, the Company has “turned up” cities with initial propagation and equipment installation in Columbus, Ohio, San Antonio, Texas, and Denver, Colorado. On October 15, 2013, CCI signed a contract with Pronto Networks for Wi-Fi authentication services enabling Wi-Fi access services to be provided via a mobile device such as smart phones, i-pads and laptops sold by the hour, day or week. The service includes integration services through Boingo and Ipass. Since inception, 240 subscribers have signed on to CCI’s network in Columbus, Ohio. Additionally, CCI contracts with Ikano Wholesale DSL in supporting its U.S. residential DSL and dial-up services.

Customers

During the years ended December 31, 2014 and 2013, revenues derived from internet access services provided by Wireless Wisconsin in Eau Claire, Wisconsin totaled $40,192 in 2014 and $61,984 in 2013, and revenues derived from Registered Link sales provided by Wylink totaled $250,000 in 2014 and $450,000 in 2013.

Competition and Market Overview

CCI is transitioning into providing professional, technical, and management telecommunications support services to a wide range of market customers including municipalities, governments, education, large venues, transportation, and similar sectors desirous of or planning a “smart/intelligent” city infrastructure. The telecommunications industry is highly competitive, rapidly evolving, and subject to technology changes. Additionally, there are numerous telecommunications service companies that conduct extensive advertising campaigns to capture market share. CCI believes that the principal competitive factors affecting its business will be the continued advancement of private/public partnership development, competitive pricing levels, network performance, speed and data capacity efficiency, customer service, and the variety of data plans offered. Our ability to compete effectively will depend upon our continued ability to maintain high-quality, market-driven services at prices generally equal to or below those charged by competitors. To maintain a competitive posture, CCI believes that it must be in a position to reduce its prices in order to meet reductions in rates, if any, by others. Any such reductions could reduce profitability and make it cost prohibitive to continue as a going concern. Many of CCI’s current and potential competitors have financial, personnel, and other resources, including brand name recognition, greater than ours, as well as other competitive advantages.

Within the telecommunications industry sector, CCI competes principally with traditional local phone companies serving an area, including but not limited to AT&T, BellSouth, and Verizon. While these providers have name recognition, we believe CCI utilizes next generation technology to offer competitive pricing in various products and services related to 4G mobile broadband services. The Company is currently marketing its products through Wylink , but has not achieved and does not expect to achieve a significant market share for any of its resale transport services in the short run. Recent regulatory initiatives allow newer local phone companies to connect with traditional local phone company facilities. Although this provides increased business opportunities for CCI, such connection opportunities have been, and likely will continue to be, accompanied by increased pricing flexibility for and relaxation of regulatory oversight of the traditional local telephone companies.

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

Intellectual Property

The Company, through Wytec, is owner of an interest in five (5) United States Patents directly related to LMDS or millimeter technology. The Company is currently in the process of developing its next generation of the technology (the LPN-16) to include substantial improvements in software integration, multiple frequencies and utility mount capabilities. To protect this newer advanced technology, Wytec filed a provisional patent application in 2014 with the United States Office of Patents and Trademarks, and international patent applications ultimately for several foreign countries for the same technology in 2015.

Employees

As of December 31, 2014, we and our Subsidiaries had eleven (11) full-time employees, including four executive officers. Currently, there are no organized labor agreements or union agreements between us and our employees.

Assuming we are able to earn additional revenue through organic growth, acquisitions and strategic alliances during 2015, we may need to hire additional employees. In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate. We believe the use of third-party service providers may enhance our ability to control general and administrative expenses and operate efficiently.

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

The FCC, United States Congress, and various state regulatory bodies have, however, begun to assert regulatory authority over VoIP providers and on a continuous basis are evaluating how VoIP will be regulated in the future. Some of the existing regulations for VoIP are applicable to the entire industry, while other rulings are limited to specific companies and/or categories of service. At this point in time, the application of rules to CCI and its competitors is speculative.

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

The FCC is considering several proposals that would fundamentally alter the basis upon which the Universal Service Fund contributions are determined and the means by which contributions can be recovered from. As of the first quarter 2013, the Universal Service Funds fee equals 16.1% of a telecom company’s interstate end-user revenues. As of the second quarter of 2013, the Universal Service Funds fee is 15.5%. If in the future we are required to pay the Universal Service Funds fee, those charges may impact our service fees and the ability to recoup these contributions from our customers.

The FCC recently adopted a regulatory policy to promote “net neutrality” for internet access. This policy is expected to result in more regulatory oversight of the internet access service industry by the FCC to ensure fair and equal access to the internet for businesses of all sizes, including potential pricing regulations. The FCC is promulgating new regulations to implement its policy to promote “net neutrality”, the impact of which on the Company and its Subsidiaries is currently uncertain.

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

Item 1A. Risk Factors.

Risks Relating with Our Business and Marketplace

We have incurred losses since inception and expect to incur losses for the foreseeable future. In addition, our poor financial condition raises substantial doubt about our ability to continue as a going concern. Our net losses for the years ended December 31, 2014 and 2013 were $5,072,528 and $3,422,943, respectively.  As of December 31, 2014, we had $318,397 in cash available to finance our operations and a working capital deficit of $5,540,696.  Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of securities, issuances of convertible notes, and sales of Registered Links by Wylink to satisfy working capital requirements. We will continue to be dependent upon the proceeds of future private offerings of our securities to fund development of products, short-term working capital requirements, marketing activities and to continue implementing our current business strategy. We cannot assure that we will be able to raise the necessary capital to continue operations.

Our ability to continue as a going concern is dependent on our ability to raise funds to finance ongoing operations; however we may not be able to raise sufficient funds to do so. Our independent auditors have indicated that there is substantial doubt about our ability to continue as a going concern over the next twelve months. Because of these factors, investors cannot determine if and when we will become profitable and therefore run the risk of losing their investment.

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

Without realization of additional capital, it would be unlikely for us to continue as a going concern. As a result of our working capital deficit at December 31, 2014, and other factors, our auditors have included an explanatory paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty. The going concern qualification may adversely impact our ability to raise the capital necessary for the continuation of operations.

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

We cannot assure that we will achieve profitability. We cannot assure that we will be able operate profitability in the future. We may not be able to transition successfully from our current stage of business to a stabilized operation having sufficient revenues to cover expenses. While attempting to make this transition, we will be subject to all the risks inherent in a small business, including the needs to adequately service and expand our customer base and to maintain and enhance our current services. There is no assurance that our proprietary LPN-16 technology will be as effective as we anticipate, give us a competitive advantage, or result in substantial sales by the Company and its subsidiaries. Our future profitability will be affected by all the risk factors described herein.

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

Our ability to protect our intellectual property is uncertain. We own an interest in patents, have filed a new patent application for our proprietary LPN-16 technology, and may apply for additional patents in the future. We cannot assure that these applications will be approved or that any other person will not challenge the patents or attempt to infringe upon our proprietary rights. If we are unable to protect our proprietary rights or if such rights infringe on the rights of others, our business would be materially adversely affected.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located at 19206 Huebner Road, Suite 202, San Antonio, Texas, where we lease approximately 3,400 square feet of office space for approximately $5,300 per month. The lease expires on October 31, 2015, and we have the ability to extend the lease on month to month basis at the end of the current lease term.

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

	December 31, 2014		December 31, 2013
	High	Low	High	Low
1st Quarter	$0.055	$0.012	$0.020	$0.005
2nd Quarter	$0.029	$0.014	$0.058	$0.013
3rd Quarter	$0.024	$0.016	$0.045	$0.004
4th Quarter	$0.032	$0.015	$0.065	$0.027

The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

The Company is authorized to issue 500,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 100,000,000 shares of preferred stock, par value $0.001 per share, 100,000 of which have been designated as Series D Preferred Stock, 100,000 of which are issued and outstanding as of December 31, 2014. Each share of Series D Preferred Stock has a par value of $0.001 and the equivalent of 2,500 votes. The Series D Preferred Stock is not convertible into the Company’s common stock and has no rights to dividends and virtually no rights to liquidation preference. The liquidation preference of each share of the Series D Preferred Stock is its par value.

As of March 13, 2015, there were 679 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of March 31, 2015, there were 333,258,662 shares of common stock outstanding on record.

We have never declared or paid dividends on our Common Stock and have no plan to do so in the immediate future.

Our Subsidiary’s authorized capital stock consists of 495,000,000 shares of common stock, par value $0.001 per share, of which approximately 25,000,000 shares are issued and outstanding as of December 31, 2014. Our authorized capital stock also includes 20,000,000 shares of Preferred Stock, par value $0.001, 4,100,000 of which have been designated as Series A Preferred Stock, 3,360,000 of which are issued and outstanding, and 6,650,000 of which have been designated as Series B Preferred Stock, none of which are issued and outstanding. Holders of common stock are entitled to one vote per share held of record on all matters submitted to a vote of stockholders. The holders of common stock do not have cumulative voting rights in the election of directors. Accordingly, the holders of a majority of the outstanding shares of common stock entitled to vote in any election of directors may elect all of the directors standing for election. Subject to preferential rights with respect to any series of preferred stock that may be issued, holders of the common stock are entitled to receive ratably such dividends as may be declared by the board of directors on the common stock out of funds legally available therefore and, in the event of a liquidation, dissolution or winding-up of our affairs, are entitled to share equally and ratably in all of our remaining assets and funds.

The Subsidiary is authorized to issue 20,000,000 shares of Preferred Stock, par value $0.001 per share, having such rights, preferences and privileges, and issued in such series, as are determined by our Board of Directors. We currently have 3,360,000 shares of Series A Preferred Stock outstanding and no shares of Series B Preferred Stock outstanding.

The Subsidiary’s Series A Preferred Stock is nonvoting capital stock but may be converted into voting common stock of the Company. Each share of Series A Preferred Stock is convertible at the option of the holder at any time after issuance into one share of common stock, subject to adjustment from time to time in the event (i) Wytec subdivides or combines its outstanding common stock into a greater or smaller number of shares, including stock splits and stock dividends; or (ii) of a reorganization or reclassification of our common stock, the consolidation or merger of Wytec with or into another company, the sale, conveyance or other transfer of substantially all of our assets to another corporation or other similar event, whereby securities or other assets are issuable or distributable to the holders of our outstanding common stock upon the occurrence of any such event; or (iii) of the issuance by us to the holders of our common stock of securities convertible into, or exchangeable for, such shares of common stock. Each outstanding share of Series A Preferred Stock will automatically convert into one share of common stock (a) if Wytec common stock commences public trading on the NASDAQ Capital Market or better, (b) if the Series A Preferred Stockholder receives distributions from the Net Profits Pool equal to the original purchase price paid for their Registered Links, or (c) five years after the date of issuance of the Series A Preferred Stock. The Subsidiary does not have any other right to require a conversion of the Series A Preferred Stock into common stock. The Subsidiary does not have the option to redeem outstanding shares of Series A Preferred Stock. A holder of the Series A Preferred Stock has no preemptive rights to subscribe for any additional shares of any class of stock of Wytec or for any issue of bonds, notes or other securities convertible into any class of stock of Wytec. In the event of a liquidation, dissolution or winding-up of Wytec, whether voluntary or otherwise, after payment of our debts and other liabilities, the holders of the Series A Preferred Stock will be entitled to receive from our remaining net assets, before any distribution to the holders of the common stock, the amount of $1.50 per share. After payment of the liquidation preference to the holders of the Series A Preferred Stock and payment of any other distributions that may be required with respect to any other series of Preferred Stock, our remaining assets, if any, will be distributed ratably to the holders of the common stock and the holders of the Series A Preferred Stock on an as-if converted basis.

The Subsidiary’s Series B Preferred Stock is voting capital stock. The holders of the Series B Preferred Stock will vote on an as-converted basis with the common stock on all matters submitted to a vote of the shareholders of Wytec (the Subsidiary). The holders of the Series B Preferred Stock are not entitled to any dividends unless and until the Series B Preferred Stock is converted into common stock. Each share of Series B Preferred Stock is convertible at the option of the holder at any time after issuance into one share of common stock, subject to adjustment from time to time in the event (i) Wytec subdivides or combines its outstanding common stock into a greater or smaller number of shares, including stock splits and stock dividends; or (ii) of a reorganization or reclassification of our common stock, the consolidation or merger of Wytec with or into another company, the sale, conveyance or other transfer of substantially all of our assets to another corporation or other similar event, whereby securities or other assets are issuable or distributable to the holders of our outstanding common stock upon the occurrence of any such event; or (iii) of the issuance by us to the holders of our common stock of securities convertible into, or exchangeable for, such shares of common stock. Each outstanding share of Series B Preferred Stock will automatically convert into one share of common stock at a conversion rate equal to the lesser of $3.00 per share or 75% of the average closing price of our common stock as quoted on the public securities trading market on which our common stock is then traded with the highest volume, for ten (10) consecutive trading days immediately after the first day of public trading of Wytec common stock if Wytec’s common stock commences public trading on the NASDAQ Capital Market or better, but in any event no less than $2.50 per share or at $3.00 per share five years after the date of issuance of the Series B Preferred Stock. We do not have any other right to require a conversion of the Series B Preferred Stock into common stock. We do not have the option to redeem outstanding shares of Series B Preferred Stock. In the event of a liquidation, dissolution or winding-up of Wytec, whether voluntary or otherwise, after payment of our debts and other liabilities, the holders of the Series B Preferred Stock will be entitled to receive from our remaining net assets, before any distribution to the holders of the common stock, and pari pasu with the payment of a liquidation preference of $1.50 per share to the holders of the Series A Preferred Stock, the amount of $3.00 per share. After payment of the liquidation preference to the holders of the Series A Preferred Stock and the Series B Preferred Stock, and payment of any other distributions that may be required with respect to any other series of Preferred Stock, our remaining assets, if any, will be distributed ratably to the holders of the common stock, the holders of the Series A Preferred Stock, and the holders of the Series B Preferred Stock on an as-if converted basis.

Equity Compensation Plan and Information

2012 Stock Incentive Plan

On October 10, 2012, in order to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success, the Company, through its board of directors, adopted an equity incentive plan (the “Plan”), pursuant to which 25,000,000 shares of our common stock are reserved for issuance as awards to employees, directors, consultants and other service providers. Under the Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code and non-qualified stock options. The incentive stock options may only be granted to employees. Nonstatutory stock options may be granted to employees, directors and consultants. The Plan is administered by our board of directors until such time as such authority has been delegated to a committee of the board of directors. The Plan was ratified by our shareholders in September 2013. As of the date of this report, 14,500,000 stock options have been granted and remain outstanding under the Plan.

Plan and Non Plan Stock Option Grants

The following table sets forth information as of December 31, 2014, regarding outstanding options granted under the plan and options reserved for future grant under the plan.

Plan Category	Number of shares to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of shares remaining available for future issuance under equity compensation plans

Equity compensation plans approved by stockholders	14,500,000	$0.02	10,500,000

Non Plan Equity compensation	0	$0	0

Total	14,500,000	$0.02	10,500,000

Warrants

The Company currently has a total of 102,000,000  common stock purchase warrants outstanding to purchase a total of 102,000,000 shares of its common stock exercisable until various dates ranging from December 31, 2015 to April 17, 2024, 4,000,000 of which are exercisable at an exercise price of $0.05 per share, 8,000,000 of which are exercisable at an exercise price of $0.01 per share, and 90,000,000 of which are exercisable at an exercise price of $0.025 per share only if the Company achieves certain milestones.

Wytec currently has a total of 3,261,525 common stock purchase warrants outstanding to purchase a total of 3,261,525 shares of Wytec common stock exercisable until various dates ranging from January 29, 2015 to December 31, 2016, 170,000 of which are exercisable at an exercise price of $1.75 per share, 330,380 of which are exercisable at an exercise price of $1.50 per share, 1,000,000 of which are exercisable at an exercise price of $1.25 per share, and 1,761,145 of which are exercisable at an exercise price of $1.00 per share.

Recent Sales of Unregistered Securities

We did not issue any securities during the fiscal year ending December 31, 2014 in transactions exempt from registration that were not previously included in a Quarterly Report on Form 10-Q or in a Report on Form 8-K.

Issuer Purchases of Equity Securities

The Company repurchased a total of 1,892,871 shares of its equity securities during the year ended December 31, 2014, from employees of the Company for $49,895.

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

Overview of Current Operations

For the years ended December 31, 2014 and 2013, we incurred net losses of $5,072,528 and $3,422,943 respectively.  Our accumulated deficit at the end of December 31, 2014 was $15,391,514.  We have a history of operating losses and expect to continue incurring losses for the foreseeable future. We cannot anticipate when, if ever, our operations will become profitable. We expect to incur significant net losses as we invest in our technology, expand our markets and pursue our business strategy. We intend to invest significantly in our business before we expect cash flow from operations to be adequate to cover our operating expenses. If we are unable to execute our business strategy and grow our business, either as a result of the risks identified in this annual report or for any other reason, our business, prospects, financial condition and results of operations will be adversely affected.

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

Stock-Based Compensation

All share based-based payments to service providers or employees, including grants of employee stock options, are recognized in the income statement based upon their fair values. Stock issued for services, compensation and expenses related to stock option awards totaled $30,000 and $97,850 for the years ended December 31, 2014 and 2013, respectively.

Result of Operations for the Years Ended December 31, 2014 and 2013

Revenues for the year ended December 31, 2014 was $405,878 compared to revenues of $514,484 for the year ended December 31, 2013. This resulted in a decrease in revenues of $108,606, or 21%.  Our revenues decreased in 2014 compared to 2013 due to lower total amount of links recognized as revenue from the prior year.

Cost of sales for the year ended December 31, 2014 was $152,893, a decrease of $105,872, or 41%, from $258,765 for the year ended December 31, 2013.  Our cost of sales decreased primarily due reduction of costs incurred in the operation of our Registered Links Program from which we have recognized $250,000 in link revenue for the year ended December 31, 2014.

General and administrative expenses were $3,962,893 for the year ended December 31, 2014, as compared to $2,884,467 for the year ended December 31, 2013.  This resulted in an increase of $1,078,426 or 37%.  The increase in our general and administrative expenses was largely a result of commissions paid for link sales. Commissions expense is recorded in the period in which the commission form the link sale has been earned and paid, even though the revenue from the sale may not be recognized until a future period.

Salary and wage expenses were $904,803 for the year ended December 31, 2014, versus $743,113 of salary and wage expenses for the year ended December 31, 2013, which resulted in an increase of $161,690, or 22%.  The increase in salary and wages is due to the increase in compensation of the current employees. The number of employees has decreased from 13 full time employees in 2013 to 11 full time employees in 2014.

Research and development costs were $336,491 for the year ended December 31, 2014 versus $-0- of research and development costs for the year ended December 31, 2013, which resulted in an increase of $336,491, or 100%. The increase in research and development is due to expenses related to the development of Wytec’s LPN-16.

Depreciation expense was $103,661 for the year ended December 31, 2014, versus $5,351 for the year ended December 31, 2013, resulting in an increase of $98,310 or 1837%.  The increases are principally due to the purchase of additional property and equipment.

Interest expenses were $88,979 for the year ended December 31, 2014, versus $156,107 of interest expense for the year ended December 31, 2013, which resulted in a decrease of $67,128, or 43%. The increase was primarily due to refinancing convertible debentures held during the year.

Other income is $38,590 for the year ended December 31, 2014, versus $13,761 for the year ended December 31, 2013, resulting in an increase of $24,829 or 180%.  The increase is principally due to the reimbursements from the State of Texas for workforce credits.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources. As of December 31, 2014, we had a working capital deficit of $5,540,696. Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.

In 2013 we received a total of $50,000 in exchange for convertible debentures, coupled with 250,000 detachable common stock warrants with an exercise price of $3.00 per share. The fair value of the warrants recorded as a discount to the convertible debentures is not significant.

Amortization of discount associated with the warrants that accompany convertible debentures totaled $0 and $65,204, for the years ending December 31, 2014 and 2013, respectively.

However, should we not be able to continue to secure additional financing when needed, we may be required to slow down or suspend our growth or reduce the scope of our current operations, any of which would have a material adverse effect on our business.

During the year ended December 31, 2014, the Company repurchased a total of 1,892,871 shares of common stock, at an aggregate cost of $49,895.

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

Going Concern Qualification

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $15,391,514 and a working capital deficit of $5,540,696 at December 31, 2014, and have reported negative cash flows from operations over the last six years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Competitive Companies, Inc.

We have audited the accompanying consolidated balance sheets of Competitive Companies, Inc. and subsidiaries (collectively, the “Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Competitive Companies, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Padgett, Stratemann & Co., L.L.P.
San Antonio, Texas

March 31, 2015

COMPETITIVE COMPANIES, INC.

 CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
Assets

Current assets:
Cash	$318,397	$901,785
Accounts receivable, net	7,162	10,658
Prepaid expense	76,041	–
Equipment held for installation	–	714,804
Total current assets	401,600	1,627,247

Property and equipment, net	990,464	60,523

Other assets:
Construction in process	476,099	–
Software, net	3,504	–
Deposits and other assets	43,183	10,108
	522,786	10,108

Total assets	$1,914,850	$1,697,878

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$263,181	$192,048
Accrued expenses	161,739	225,448
Deferred revenues, net of commissions	4,685,000	5,339,480
Notes payable	47,006	67,006
Current portion of convertible debentures, net	676,160	621,522
Nonconvertible debenture	109,210	–
Total current liabilities	5,942,296	6,445,504

Long-term liabilities:
Convertible debentures, net	–	111,104

Total liabilities	5,942,296	6,556,608

Stockholders' (deficit):
Controlling interest:
Preferred stock, $0.001 par value 100,000,000 shares authorized: Class A convertible, no shares issued and outstanding with no liquidation value	–	–
Class B convertible, 1,495,436 shares issued and outstanding with no liquidation value	1,495	1,495
Class C convertible, 1,000,000 shares issued and outstanding with no liquidation value	1,000	1,000
Class D convertible, 100,000 shares issued and outstanding with no liquidation value	100	100
Common stock, $0.001 par value, 500,000,000 shares authorized, 335,621,533 shares issued, 333,258,662 and 335,151,533 shares outstanding at December 31,2014 and December 31, 2013, respectively	335,618	335,618
Additional paid-in capital	5,925,499	5,443,499
Accumulated (deficit)	(15,391,514)	(10,619,789)
Treasury stock, at cost, 2,362,871 and 470,000 shares at December 31, 2014 and December 31, 2013, respectively	(70,548)	(20,653)
Noncontrolling interest	5,170,904	–
Total stockholders' (deficit)	(4,027,446)	(4,858,730)

Total liabilities and stockholders' (deficit)	$1,914,850	$1,697,878

See accompanying notes to financial statements.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2014	2013

Revenue	$405,878	$514,484
Cost of sales	152,893	258,765

Gross profit	252,985	255,719

Expenses:
General and administrative	3,962,893	2,884,467
Salaries and wages	904,803	743,113
Research and development	366,491	–
Depreciation and amortization	103,661	5,351
Bad debts	–	1,045
Total operating expenses	5,337,848	3,633,976

Net operating loss	(5,084,863)	(3,378,257)

Other income (expense):
Interest income	224	238
Interest expense	(88,979)	(156,107)
Other income	38,590	13,761
Gain on sale of property and equipment	62,500	780
Change in fair market value of derivative liabilities	–	96,642
Total other income (expense)	12,335	(44,686)

Net loss	$(5,072,528)	$(3,422,943)

Net loss attributable to the noncontrolling interest	$(300,803)	$–

Net loss attributable to Competitive Companies, Inc.	$(4,771,725)	$(3,422,943)

Weighted average number of common shares outstanding - basic and fully diluted	333,670,218	331,687,665

Net loss per share - basic and fully diluted	$(0.02)	$(0.01)

See accompanying notes to financial statements.

COMPETITIVE COMPANIES, INC.

 CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT)

	Class A		Class B		Class C		Class D									Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in	(Deficit)	Interest	(Deficit)
Balance, December 31, 2012	–	$–	1,495,436	$1,495	1,000,000	$1,000	–	$–	311,779,045	$311,778	–	$–	$5,276,154	$(7,196,846)	$–	$(1,606,419)

Shares issued for compensation	–	–	–	–	–	–	100,000	100			–	–	–	–	–	100

Shares issued for conversion of debts	–	–	–	–	–	–	–	–	8,356,988	8,355	–	–	81,645	–	–	90,000

Shares issued for services	–	–	–	–	–	–	–	–	15,030,500	15,030	–	–	80,720	–	–	95,750

Shares issued for warrant exercise	–	–	–	–	–	–	–	–	455,000	455	–	–	2,980	–	–	3,435

Share-based compensation expense	–	–	–	–	–	–	–	–	–	–	–	–	2,000	–	–	2,000

Purchase of treasury stock	–	–	–	–	–	–	–	–	–	–	470,000	(20,653)	–	–	–	(20,653)

Net loss for the year ended December 31, 2013	–	–	–	–		–	–	–	–	–	–	–	–	(3,422,943)	–	(3,422,943)

Balance, December 31, 2013	–	$–	1,495,436	$1,495	1,000,000	$1,000	100,000	$100	335,621,533	$335,618	470,000	$(20,653)	$5,443,499	$(10,619,789)	$–	$(4,858,730)

Wytec warrants issued for extension of debts	–	–	–	–	–	–	–	–	–	–	–	–	–	–	125,557	125,557

CCI warrants issued for services	–	–	–	–	–	–	–	–	–	–	–	–	452,000	–	–	452,000

Wytec warrants issued for services	–	–	–	–	–	–	–	–	–	–	–	–	–	–	616,150	616,150

Issuance of Wytec International, Inc. preferred stock to satisfy subscription payable	–	–	–	–	–	–	–	–	–	–	–	–	–	–	4,280,000	4,280,000

Issuance of Wytec International, Inc. preferred stock in exchange for registered links and related equipment	–	–	–	–	–	–	–	–	–	–	–	–	–	–	450,000	450,000

Share-based compensation expense	–	–	–	–	–	–	–	–	–	–	–	–	30,000	–	–	30,000

Purchase of treasury stock	–	–	–	–	–	–	–	–		–	1,892,871	(49,895)	–	–	–	(49,895)

Net loss for the year ended December 31, 2014	–	–	–	–	–	–	–	–	–	–	–	–	–	(4,771,725)	(300,803)	(5,072,528)

Balance, December 31, 2014	–	$–	1,495,436	$1,495	1,000,000	$1,000	100,000	$100	335,621,533	$335,618	2,362,871	$(70,548)	$5,925,499	$(15,391,514)	$5,170,904	$(4,027,446)

COMPETITIVE COMPANIES, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	Ended December 31,
	2014	2013

Cash flows from operating activities
Net loss	$(5,072,528)	$(3,422,943)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of convertible notes payable discounts	–	65,204
Change in fair market value of derivative liability	–	(96,642)
Common stock issued for services and compensation	30,000	97,850
Warrants issued for services	1,068,150	–
Depreciation and amortization	103,661	5,351
Gain on asset disposal	(62,500)	(780)
Decrease (increase) in assets:
Accounts receivable	3,496	(9,038)
Prepaid expenses	(6,733)	–
Equipment held for installation	–	(714,804)
Deposits and other assets	(33,075)	(3,205)
Increase (decrease) in liabilities:
Accounts payable	71,133	107,438
Accrued expenses	45,284	101,656
Deferred revenues	3,845,520	4,611,980
Net cash provided by (used in) operating activities	(7,592)	742,067

Cash flows from investing activities
Purchases of property and equipment	(505,901)	(28,443)
Proceeds from equipment sales	–	3,684
Net cash used in investing activities	(505,901)	(24,759)

Cash flows from financing activities
Proceeds from short term and convertible debts	–	50,000
Principal payments on short term and convertible debts	(20,000)	(32,500)
Proceeds from exercise of stock warrants	–	3,435
Purchase of treasury stock	(49,895)	(20,653)
Net cash provided by (used in) financing activities	(69,895)	282

Net increase (decrease) in cash	(583,388)	717,590
Cash - beginning	901,785	184,195
Cash - ending	$318,397	$901,785

Supplemental disclosures:
Interest paid	$–	$156,107
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Issuance of Wytec International, Inc. preferred stock in exchange for deferred revenue obligations	$4,280,000	$–
Issuance of Wytec International, Inc. preferred stock in exchange for registered links and related equipment	$450,000	$–
Warrants issued for convertible debentures and accrued interest	$125,557	$–
Reclassification of equipment held for installation to property and equipment	$714,804	$–
Reclassification of property and equipment to construction in progress	$476,099	$–
Sale of property and equipment in exchange for deferred revenue obligations	$220,000	$–
Value of shares issued for conversion of debentures	$–	$90,000
Refinanced convertible debentures and accrued interest	$–	$316,484

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities:

		State of		Abbreviated
Name of Entity (1)	Form of Entity	Incorporation	Relationship	Reference
Competitive Companies, Inc.	Corporation	Nevada	Parent	CCI
Capaciti Networks, Inc.	Corporation	Texas	Subsidiary (2)	CNI
Competitive Communications, Inc.(3)	Corporation	California	Subsidiary (2)	COMM
CCI Residential, Inc.(3)	Corporation	California	Subsidiary (2)	CCIR
Innovation Capital Management, Inc.	Corporation	Delaware	Subsidiary (2)	ICMI
Innovation Capital Management, LLC	Limited Liability Corporation	Delaware	Subsidiary (2)	ICML
Wireless Wisconsin, LLC	Limited Liability Corporation	Wisconsin	Subsidiary (2)	WW
Wytec International, Inc.	Corporation	Nevada	Subsidiary (5)	WYTECI
Wylink, Inc.	Corporation	Texas	Subsidiary.(4)	WYLINK

(1) Certain non-operational holding companies have been excluded.

(2) Wholly-owned subsidiary of Competitive Companies, Inc.

(3) Inactive since discontinuing its operations in California in 2009

(4) Wholly-owned subsidiary of Wytec International, Inc.

(5) Competitive Companies, Inc. owns 88% of the issued and outstanding stock of this subsidiary.

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

Allowance for Doubtful Accounts

We evaluate the allowance for doubtful accounts on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible. The allowance for doubtful accounts was $5,145 at December 31, 2014 and 2013.

Equipment Held for Installation

Equipment held for installation is comprised of link equipment that the company has purchased to satisfy obligations under its link sales program. We transferred the funds from the Equipment Held for Installation to a new account titled Construction in Process to better reflect the current nature of those costs. Originally the account known as Equipment Held for Installation reflected the value of equipment and materials inventory related to links that had not gone live which, when applied, would have become cost of goods sold. The new account known as Construction in Process largely consists of equipment and materials that will be used to construct network, plant property and equipment. Equipment and materials related to links that have not gone live is a small portion of the value of this new account and when installed for that purpose will be treated as cost of goods sold. Largely the value of this equipment and materials will be capitalized when each construction project is completed. In the future, this account will also hold certain direct and indirect non-equipment costs until construction of a market has been completed and capitalized.

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

Basic and Diluted Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2014 and 2013, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

All share based-based payments to service providers or employees, including grants of employee stock options, are recognized in the income statement based upon their fair values. Stock and stock options were issued for services and compensation was $30,000 and $97,850 for the years ended December 31, 2014 and 2013, respectively.

Advertising

We expense advertising costs as they are incurred. These expenses approximated $378,000 and $25,000 for the years ended December 31, 2014 and 2013, respectively.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 entitled Revenue from Contracts with Customers (Topic 606). The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods or services. We are subject to this guidance effective with financial statements we issue for the year ending December 31, 2017, and the quarterly periods during that year. The Company has not yet selected a transition method and is currently evaluating the effect the updated standard will have on the consolidated financial statements.

Note 2 – Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $15,391,514 and a working capital deficit of $5,540,696 at December 31, 2014, and have reported negative cash flows from operations for six of the previous seven years. In addition, we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

Note 3 – Property and Equipment

Property and equipment consist of the following:

	December 31,
	2014	2013

Telecommunication equipment and computers	$1,049,060	$35,910
Furniture and fixtures	44,746	41,824
	1,093,806	77,734
Less accumulated depreciation	(103,342)	(17,211)
	$990,464	$60,523

Depreciation expense totaled $103,632 and $5,351 for the years ended December 31, 2014 and 2013, respectively.

Note 4 – Construction in Progress

Construction in Process consists of equipment and materials that will be used to construct network, plant property and equipment. Equipment and materials related to links that have not gone live is a small portion of the value of this new account and when installed for that purpose will be treated as cost of goods sold. Largely the value of this equipment and materials will be capitalized when each construction project is completed. In the future, this account will also hold certain direct and indirect non-equipment costs until construction of a market has been completed and capitalized.

Note 5 – Software

Computer software costs include packaged software, customized software, and major modifications and enhancements to the customized computer system and are being amortized using the straight-line method over 3 to 5 year lives.

	December 31,
	2014	2013

Software	$3,534	$–
Less accumulated amortization	(29)	–
	$3,504	$–

Amortization expense was $29 and $-0- for the years ended December 31, 2014 and 2013, respectively.

Note 6– Notes Payable

The Company has unsecured notes payable to individuals, with original maturity dates ranging from June 5, 2009 to February 23, 2011, totaling $47,006 and $67,006 at December 31, 2014 and 2013, respectively. The notes bear interest at 8% and are currently in default.

Interest continues to accrue on these notes as long as they remain outstanding. The Company recorded interest expense on notes payable in the amount of $3,761 and $5,361 for the years ended December 31, 2014 and 2013 respectively. The Company intends to pay the outstanding principal and accrued interest when liquidity allows.

Note 7– Convertible Debentures

The Company has issued unsecured convertible promissory notes at various times from 2008 through 2013. During the years ended December 31, 2014 and 2013, the Company extended the maturity date of seven convertible promissory notes totaling $449,011 and one convertible promissory note totaling $50,000, respectively. On January 31, 2015 the conversion feature expired on $262,161 of these convertible notes. The notes bear interest at rates ranging from 8.75% to 12.0% per annum. The notes mature at various times from through June 2015. The future payment obligations for these notes are $676,160 in 2015.

The principal balance of each note is convertible into shares of the Company’s common stock. The conversion terms of each note varies, but in general, the notes are convertible at a rate equal to a specified percentage (most range from 80% to 90%) of the Company’s average common stock closing price for a short period of time prior to conversion.

The Company currently has a total of 102,000,000 common stock purchase warrants outstanding to purchase a total of 102,000,000 shares of its common stock exercisable until various dates ranging from December 31, 2015 to April 17, 2024, 4,000,000 of which are exercisable at an exercise price of $0.05 per share, 8,000,000 of which are exercisable at an exercise price of $0.01 per share, and 90,000,000 of which are exercisable at an exercise price of $0.025 per share only if the Company achieves certain milestones.

Wytec currently has a total of 3,261,525 common stock purchase warrants outstanding to purchase a total of 3,261,525 shares of Wytec common stock exercisable until various dates ranging from January 29, 2015 to December 31, 2016, 170,000 of which are exercisable at an exercise price of $1.75 per share, 330,380 of which are exercisable at an exercise price of $1.50 per share, 1,000,000 of which are exercisable at an exercise price of $1.25 per share, and 1,761,145 of which are exercisable at an exercise price of $1.00 per share.

The following is a summary of activity of CCI and Wytec outstanding common stock warrants:

	Number	Number
	of CCI Warrants	of Wytec Warrants

Balance, December 31, 2012	27,697,110
Warrants granted	–	2,011,100
Warrants exercised	455,000	–
Warrants expired	14,517,110	–
Balance, December 31, 2013	12,725,000	2,011,100

Warrants granted	90,000,000	2,250,380
Warrants exercised	–	–
Warrants expired	725,000	999,955
Balance, December 31, 2014	102,000,000	3,261,525

Exercisable, December 31, 2014	102,000,000	3,261,525

In accordance with ASC 470-20 Debt with Conversion and Other Options, variable conversion features and warrants issued with convertible debt are recorded as a discount to the debt and are amortized to interest expense over the term of the debentures. The original stated maturity of the remaining convertible debentures was June 30, 2013, and therefore all remaining discount was amortized by that date. The Company recorded $-0- and $65,204 of interest expense pursuant to the amortization of the note discounts during the year ended December 31, 2014 and 2013, respectively.

Note 8– Nonconvertible Debenture

During the year ended December 31, 2014, the Company refinanced a convertible promissory note totaling $109,210 and bears interest at 12.5% per annum into a non-convertible note. The non-convertible note matures on December 15, 2015.

Note 9– Derivative Liabilities

As discussed in Note 7 under Convertible Debentures, the Company issued convertible notes payable through the conversion of outstanding principal and accrued interest into shares of the Company’s common stock. The conversion terms of the convertible notes are variable based on certain factors, including the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. As of December 31, 2013, the number of shares of common stock issuable upon conversion of promissory notes and warrants exceeds the Company’s maximum number of authorized common shares. Due to the fact that the number of shares of common stock issuable exceeds the number of authorized shares, the equity environment is tainted and all additional convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date.

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

The estimated change in the fair market value of the derivative liabilities totaled $-0- and $96,642 for the years ended December 31, 2014 and 2013, respectively.

Note 10–Stockholders’ Equity (Deficit)

The Company is authorized to issue 500,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 100,000,000 shares of preferred stock, par value $0.001 per share, 100,000 of which have been designated as Series D Preferred Stock, 100,000 of which are issued and outstanding as of December 31, 2014. Each share of Series D Preferred Stock has a par value of $0.001 and the equivalent of 2,500 votes. The Series D Preferred Stock is not convertible into the Company's common stock and has no rights to dividends and virtually no rights to liquidation preference. The liquidation preference of each share of the Series D Preferred Stock is its par value.

Our Subsidiary's authorized capital stock consists of 495,000,000 shares of common stock, par value $0.001 per share, of which approximately 25,000,000 shares are issued and outstanding as of December 31, 2014. Our authorized capital stock also includes 20,000,000 shares of Preferred Stock, par value $0.001, 4,100,000 of which have been designated as Series A Preferred Stock, 3,360,000 of which are issued and outstanding, and 6,650,000 of which have been designated as Series B Preferred Stock, none of which are issued and outstanding. Holders of common stock are entitled to one vote per share held of record on all matters submitted to a vote of stockholders.

The holders of common stock do not have cumulative voting rights in the election of directors. Accordingly, the holders of a majority of the outstanding shares of common stock entitled to vote in any election of directors may elect all of the directors standing for election. Subject to preferential rights with respect to any series of preferred stock that may be issued, holders of the common stock are entitled to receive ratably such dividends as may be declared by the board of directors on the common stock out of funds legally available therefore and, in the event of a liquidation, dissolution or winding-up of our affairs, are entitled to share equally and ratably in all of our remaining assets and funds.

The Subsidiary is authorized to issue 20,000,000 shares of Preferred Stock, par value $0.001 per share, having such rights, preferences and privileges, and issued in such series, as are determined by our Board of Directors. We currently have 3,360,000 shares of Series A Preferred Stock outstanding and no shares of Series B Preferred Stock outstanding.

The Subsidiary's Series A Preferred Stock is nonvoting capital stock but may be converted into voting common stock of the Company. Each share of Series A Preferred Stock is convertible at the option of the holder at any time after issuance into one share of common stock, subject to adjustment from time to time in the event (i) Wytec subdivides or combines its outstanding common stock into a greater or smaller number of shares, including stock splits and stock dividends; or (ii) of a reorganization or reclassification of our common stock, the consolidation or merger of Wytec with or into another company, the sale, conveyance or other transfer of substantially all of our assets to another corporation or other similar event, whereby securities or other assets are issuable or distributable to the holders of our outstanding common stock upon the occurrence of any such event; or (iii) of the issuance by us to the holders of our common stock of securities convertible into, or exchangeable for, such shares of common stock.

Each outstanding share of Series A Preferred Stock will automatically convert into one share of common stock (a) if Wytec common stock commences public trading on the NASDAQ Capital Market or better, (b) if the Series A Preferred Stockholder receives distributions from the Net Profits Pool equal to the original purchase price paid for their Registered Links, or (c) five years after the date of issuance of the Series A Preferred Stock. The Subsidiary does not have any other right to require a conversion of the Series A Preferred Stock into common stock. The Subsidiary does not have the option to redeem outstanding shares of Series A Preferred Stock. A holder of the Series A Preferred Stock has no preemptive rights to subscribe for any additional shares of any class of stock of Wytec or for any issue of bonds, notes or other securities convertible into any class of stock of Wytec. In the event of a liquidation, dissolution or winding-up of Wytec, whether voluntary or otherwise, after payment of our debts and other liabilities, the holders of the Series A Preferred Stock will be entitled to receive from our remaining net assets, before any distribution to the holders of the common stock, the amount of $1.50 per share. After payment of the liquidation preference to the holders of the Series A Preferred Stock and payment of any other distributions that may be required with respect to any other series of Preferred Stock, our remaining assets, if any, will be distributed ratably to the holders of the common stock and the holders of the Series A Preferred Stock on an as-if converted basis.

The Subsidiary's Series B Preferred Stock is voting capital stock. The holders of the Series B Preferred Stock will vote on an as-converted basis with the common stock on all matters submitted to a vote of the shareholders of Wytec (the Subsidiary). The holders of the Series B Preferred Stock are not entitled to any dividends unless and until the Series B Preferred Stock is converted into common stock. Each share of Series B Preferred Stock is convertible at the option of the holder at any time after issuance into one share of common stock, subject to adjustment from time to time in the event (i) Wytec subdivides or combines its outstanding common stock into a greater or smaller number of shares, including stock splits and stock dividends; or (ii) of a reorganization or reclassification of our common stock, the consolidation or merger of Wytec with or into another company, the sale, conveyance or other transfer of substantially all of our assets to another corporation or other similar event, whereby securities or other assets are issuable or distributable to the holders of our outstanding common stock upon the occurrence of any such event; or (iii) of the issuance by us to the holders of our common stock of securities convertible into, or exchangeable for, such shares of common stock. Each outstanding share of Series B Preferred Stock will automatically convert into one share of common stock at a conversion rate equal to the lesser of $3.00 per share or 75% of the average closing price of our common stock as quoted on the public securities trading market on which our common stock is then traded with the highest volume, for ten (10) consecutive trading days immediately after the first day of public trading of Wytec common stock if Wytec's common stock commences public trading on the NASDAQ Capital Market or better, but in any event no less than $2.50 per share or at $3.00 per share five years after the date of issuance of the Series B Preferred Stock. We do not have any other right to require a conversion of the Series B Preferred Stock into common stock. We do not have the option to redeem outstanding shares of Series B Preferred Stock. In the event of a liquidation, dissolution or winding-up of Wytec, whether voluntary or otherwise, after payment of our debts and other liabilities, the holders of the Series B Preferred Stock will be entitled to receive from our remaining net assets, before any distribution to the holders of the common stock, and pari pasu with the payment of a liquidation preference of $1.50 per share to the holders of the Series A Preferred Stock, the amount of $3.00 per share. After payment of the liquidation preference to the holders of the Series A Preferred Stock and the Series B Preferred Stock, and payment of any other distributions that may be required with respect to any other series of Preferred Stock, our remaining assets, if any, will be distributed ratably to the holders of the common stock, the holders of the Series A Preferred Stock, and the holders of the Series B Preferred Stock on an as-if converted basis.

During the year ended December 31, 2013, the Company issued 15,030,500 shares of common stock in exchange for $95,750 of completed services and as compensation.

During the year ended December 31, 2013, the Company issued 8,356,988 shares of common stock upon conversion of $90,000 in unsecured convertible promissory notes.

On October 10, 2012, the Company granted employees options to purchase 3,000,000 shares of common stock exercisable at $0.01 per share with a three year vesting schedule and expiration dates between three and four years. For the years ending December 31, 2014 and 2013, the stock-based compensation related to these option grants was $27,500 and $2,000, respectively.

On September 1, 2014, the Company granted 1,500,000 options to purchase 750,000 shares of common stock to each of the two employees, exercisable at $0.02 per share with a three year vesting schedule and an expiration date of September 1, 2018. The stock-based compensation expense for these options for the year ended December 31, 2014 was $2,500.

During the year ended December 31, 2013, the Company issued 455,000 shares of common stock upon exercise of $3,435 in warrants.

During the year ended December 31, 2013, the Company issued 100,000 shares of series D preferred stock in exchange for $100 of compensation.

During the year ended December 31, 2014, the Company purchased 1,892,871 shares of common stock, at an aggregate cost of $49,895.

Note 11– Common Stock Options

During the year ended December 31, 2005, the Company adopted 2005 Stock Option Plan (the “2005 Plan”). The 2005 Plan authorizes the issuance of stock options and other awards to acquire up to five million shares of the Company’s common stock (less the number of shares issuable upon exercise of options granted by the Company under all other stock incentive plans on the date of any grant under the 2005 Plan). The 2005 Plan provides for the grant of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended), options that are not incentive stock options, stock appreciation rights and various other stock-based grants. The 2005 Plan is scheduled to terminate in 2015 and there are no outstanding stock options or other awards under the 2005 Plan.

During the year ended December 31, 2012, the Company adopted 2012 Stock Incentive Plan (the “Plan”). The Plan authorizes the issuance of stock options to acquire up to 25 million shares of the Company’s common stock (less the number of shares issuable upon exercise of options granted by the Company under the Plan on the date of any grant under the Plan). The Plan provides for the grant of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended), options that are not incentive stock options, stock appreciation rights and various other stock-based grants. Shares reserved for awards under this plan total 25 million.

On October 10, 2012, the Company granted employees options to purchase 3,000,000 shares of common stock (1,000,000 to each of these employees) exercisable at $0.01 per share with a three year vesting schedule and expiration dates between three years and four years from the date of grant. The stock-based compensation expense for the years ended December 31, 2014 and 2013 was $27,500 and $2,000, respectively.

On April 17, 2014, the Company granted 10,000,000 stock options to purchase 10,000,000 shares of its common stock to the Company’s Chief Executive Officer, exercisable on a cash or cashless basis at $0.025 per share with a three year vesting schedule and an expiration date of April 17, 2019. The stock-based compensation expense for the year ended December 31, 2014, was $0. The expense for the options is valued at zero due to certain Company benchmarks that are required before the options are exercisable. Management believes that these benchmarks are not likely to be met prior to the expiration of the options.

On September 1, 2014, the Company granted 1,500,000 options to purchase 750,000 shares of common stock to each of the two employees, exercisable at $0.02 per share with a three year vesting schedule and an expiration date of September 1, 2018. The stock-based compensation expense for these options for the year ended December 31, 2014 was $2,500. The fair value of these options were calculated using the black-scholes model using a stock price of $0.018 per share, annual risk-free interest rate of 1.64%, and a volatility of 90% resulting in a value of $0.010 per share.

The following is a summary of activity of outstanding stock options under the 2005 and 2012 Stock Option Plans:

		Weighted
	Number of Shares	Average Exercise Price

Balance, December 31, 2012	3,000,000	$0.01
Options expired	–	–
Options cancelled	–	–
Options granted	–	–
Options exercised	–	–
Balance, December 31, 2013	3,000,000	$0.01

Options expired	–	–
Options cancelled	–	–
Options granted	11,500,000	$0.02
Options exercised	–	–
Balance, December 31, 2014	14,500,000	$0.02
Exercisable, December 31, 2014	4,500,000	$0.01

The weighted average remaining contractual term of options outstanding at December 31, 2014 is 4.07 years.

Note 12– Income Taxes

For the years ended December 31, 2014 and 2013, the Company incurred net operating losses and, accordingly, no current provision for income taxes has been recorded. In addition, no benefit for deferred income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2014, the Company had $12,414,722 of federal and state net operating loss carryforwards. The net operating loss carry forwards, if not utilized, will begin to expire in 2026.

The components of the Company’s deferred tax asset are as follows:

	December 31,	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carry forwards	$5,780,078	$4,209,487
Total deferred tax assets	$5,780,078	$4,209,487

Net deferred tax assets before valuation allowance	$5,780,078	$4,209,487
Less: Valuation allowance	(5,780,078)	(4,209,487)
Net deferred tax assets	$–	$–

The federal income tax benefit expected by the application of a 34% corporate income tax rate to pre-tax net loss differs from the actual benefit recorded due to the valuation allowance recorded for 2014 and 2013. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2014 and 2013.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions. The tax years 2010 through 2013 remain open to examination by the taxing jurisdictions in which we file returns.

Note 13 – Commitments and Contingencies

The Company leases its office space in San Antonio, Texas and Eau Claire, Wisconsin. The Company renewed its current lease agreement in San Antonio, Texas on November 1, 2012 for a three year term. The future lease payments for the office space in San Antonio, Texas for 2015 is $53,060. The Company pays approximately $800 per month on a month-to month basis for its office space in Eau Claire, Wisconsin.

Total rent expense for office space was $73,536 and $71,318 for the years ended December 31, 2014 and 2013, respectively.

Note 14– Subsequent Events

As of March 13, 2015 the Company sold an additional 13 Links for $455,000, all of which is deferred until the Link is registered and the necessary equipment has been placed in service.

As of January 15, 2015 the Company elected to amend Wytec’s Certificate of Designation for its Series B Preferred Stock in order to set a floor of $2.50 for the conversion of Series B Preferred Stock into shares of Wytec’s common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer during the year ended December 31, 2014, William Gray, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, Mr. Gray concluded that our disclosure controls and procedures are not effective, which are discussed below in more detail, in timely alerting him to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2014 for the following reasons.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended December 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2014 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

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

NAME	AGE	POSITION
William H. Gray	64	Chief Executive Officer, President, Chief Financial Officer, and Chairman
Tina Bagley	52	Corporate Secretary and Director
Robert Merola	52	Chief Technical Officer of Wytec, Director
Angus Davis	43	Chief Strategy Officer of Wytec, Director

Duties, Responsibilities, and Experience

William H. Gray has been a director of the Company since November 2008, the chief executive officer, president, and chief financial officer of the Company since February 10, 2009, and a director, chief executive officer, president, and chief financial officer of Wytec since November 2011. Mr. Gray was the secretary of CCI from February 10, 2009 to April 2014 and the secretary of Wytec from November 2011 to April 2014. Additionally, Mr. Gray is the founder of Innovation Capital Management, Inc. (“ICM”), a Nevada corporation formed in May 2008. ICM is involved in managing investment securities design and development. ICM is also the owner of ICM LLC and DiscoverNet, Inc. DiscoverNet, Inc. is a full service Internet Service Provider currently deploying wireless broadband Internet throughout western Wisconsin and was incorporated in July 1996. Mr. Gray has been the President and Chief Executive Officer of DiscoverNet since May of 1997 and has been chiefly responsible for the funding of DiscoverNet since inception. DiscoverNet was the developer of proprietary propagation software capable of designing wireless networks via the web. Its initial purpose was to offer the software to other Wireless Internet Service Providers as part of its planned investment and acquisition program. Mr. Gray is also the chairman, chief executive officer, chief financial officer and secretary of WyLink, Inc., a wholly owned subsidiary of Wytec formed in June 2012, and Capaciti Networks, Inc., a wholly owned subsidiary of CCI formed in June 2013. Mr. Gray is highly skilled and experienced in designing investment securities, developing financial forecasts, structuring mergers and acquisitions, writing business plans and drafting private placement memoranda. Mr. Gray has monitored investment securities portfolios exceeding $100 million.

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

Education experience - Mr. Gray attended Navarro Jr. College, Howard Payne University and Texas A&M University majoring in Psychology.

Tina Bagley has been the corporate secretary of CCI and a director of CCI since April 2014, the vice president of operations of CCI since January 2014, and was the manager of corporate affairs/operations and liaison of CCI from March 2012 to January 2014. Ms. Bagley has also been the vice president of operations of Wytec since January 2014, a director and the secretary of Wytec since April 2014, and was the manager of corporate affairs/operations and liaison of Wytec from March 2012 to January 2014. She advises Wytec and CCI in corporate protocol, business affairs, maintenance, and management of company operations. She also serves as liaison for all operations among CCI, WyLink, Inc., Wytec International, Inc. and Capaciti Networks, Inc. From July 2011 to February 2012, Ms. Bagley worked as an independent contractor. From October 2007 until February 2011, Ms. Bagley worked in various capacities, including as general manager for Clayton Homes, a Berkshire Hathaway Company. Ms. Bagley built and executed a wholesale apparel business prior to joining Clayton Homes.

Ms. Bagley’s qualifications:

Leadership experience – Ms. Bagley has been the corporate secretary and vice president of the Company since early 2014 in charge of internal administration and operations. She served as the general manager for Clayton Homes prior to joining CCI with similar responsibilities.

Finance experience – Ms. Bagley has been responsible for the Company’s internal accounting operations and procedures since joining CCI in March 2011. She had similar responsibilities at Clayton Homes.

Industry experience – Ms. Bagley has four years of experience in the telecommunications industry.

Education experience – Ms. Bagley attended Northwest Vista College and the University of Incarnate Word majoring in business.

Robert Merola has been a key employee of the Company since July 2012 and a director of the Company since April 2014. Mr. Merola has also been a director of Wytec since April 2014, the chief technical officer of Wytec since January 2014, and was a key employee of Wytec from July 2012 to January 2014. He has 20 years of experience in networking, fiber optics and wireless networks. Prior to joining CCI, Mr. Merola worked as a sales engineer for Alliance Corporation from September 2011 to July 2012. From April 2008 to September 2011, he was the wireless network manager for GAW High Speed Internet, Inc. where his responsibilities included the design, installation, and project management of point-to-point and point-to-multipoint design and installation. Mr. Merola has experience installing microwave dishes and supporting hardware on tower sites and rooftops. He has also worked with and for major cellular carriers and consulted and lectured as a wireless expert.

Angus Davis has been a key employee of the Company since July 2012 and a director of the Company since April 2014. Mr. Davis has also been a director of Wytec since April 2014, the chief strategy officer of Wytec since January 2014, and was a key employee of Wytec from July 2012 to January 2014. Mr. Davis has been a senior executive and advisor in strategic operational planning and process improvement for 15 years. Prior to joining CCI from July 2007 to July 2012, Mr. Davis worked for the Texas Division of Teen Challenge as vocational coordinator in charge of product development, manufacturing operations and personnel management. His area of expertise is in creating value, building high-performance teams, and leading sophisticated business transactions. Mr. Davis also worked as the senior principal strategist for Rainmaker Marketing Corporation, where he worked in the design and development of senior housing services and program management for private developers. Mr. Davis also led a project team of architects, attorneys, and specialized consultants in the first $200 million public bond float for a private developer in New Orleans after hurricane Katrina. He helped design and implement the Americans Rebuilding America program which provides a multi-million dollar A-rated bonding facility for service-disabled veteran contractors. Mr. Davis is an army veteran with seven years of service in the United States Army and Army Reserve. Mr. Davis oversees our intelligent community strategy and public private partnership alliances.

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

Neither the Company nor any of its current executive officers or directors of the Company are the subject of any pending legal proceedings.

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

Board Committees

Director Independence. The board of directors has analyzed the independence of each director and has concluded that currently no director is considered an independent director in accordance with the director independence standards of the Financial Industry Regulatory Authority (FINRA) the NYSE Amex Equities or the NASDAQ Capital Market.

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

Additionally, we do not have a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. At such time the Company has the financial resources, a financial expert will be appointed.

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

Nominating Committee. We do not have a nominating committee or nominating committee charter. Our board of directors performs some of the functions associated with a nominating committee. We elected not to have a nominating committee during the year ended December 31, 2014, in that we had limited operations and resources.

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

The board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for board membership. Rather, the board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director. During 2014, the Company received no recommendation for directors from its stockholders.

Report of the Audit Committee

Our board of directors has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2014 with senior management. The board of directors has also discussed with Padgett, Stratemann & Co., LLP (“PS&Co.”), our independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from PS& Co. required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The board of directors has discussed with PS&Co. the independence of PS&Co. as our auditors.

BOARD OF DIRECTORS

William H. Gray

Tina Bagley

Robert Merola

Angus Davis

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires executive officers and directors, and persons who beneficially own more than ten percent of an issuer’s common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of December 31, 2014, they were current in their filings.

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

On December 18, 2005 (as amended and restated on March 9, 2015), we adopted a written code of ethics that governs all of our officers, and more specifically our principal executive officer, principal financial officer and principal accounting officer, as well as directors, employees and contractors. The code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote the above mentioned objectives. Anyone can obtain a copy of the Code of Ethics by contacting the Company. The Company will post any amendments to the Code of Ethics, as well as any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or FINRA.

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

We expect to grow and hire additional executives in the future. Our Named Executive Officer has been with us since 2009 and his compensation has basically been static, based primarily on the level at which we can afford to retain him and his responsibilities and individual contributions. To date, we have not applied a formal compensation program to determine the compensation of the Named Executives Officer and executive officers that we may hire in the future. In the future, as we and our management team expand, our board of directors expects to add independent members, form a compensation committee comprised of independent directors, and apply the compensation philosophy and policies described in this section of the Form 10-K.

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

The Elements of Our Compensation Program

Base Salary. Executive officer base salaries are based on job responsibilities and individual contribution. The board reviews the base salaries of our executive officers, including our Named Executive Officer, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. As of December 31, 2014, our Named Executive Officer does not have an employment agreement with us, and remains employed without a formal agreement. The Company has “at will” employment agreements with Robert Merola and Angus Davis, and had one with Tina Bagley until March 19, 2015, when it expired. She remains employed without a formal agreement. Additional factors reviewed by the board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2014, all executive officer base salary decisions were approved by the board of directors.

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

Equity Incentive Awards. Our board has adopted an equity incentive plan. Stock options have been granted to our Named Executive Officer, and certain other employees. In the future we plan to grant stock options and make restricted stock awards to members of management, which would not be assignable during the executive’s life, except for certain gifts to family members or trusts that benefit family members. These equity incentive awards, we believe, would motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders. The board will consider several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive’s position, his or her performance and responsibilities, and the amount of options or other awards, if any, currently held by the officer and their vesting schedule. Our policy will prohibit backdating options or granting them retroactively.

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

Separation and Change in Control Arrangements. We do not have any employment agreements with any executive officer or employee of the Company except for “at will” agreements with Robert Merola and Angus Davis. None of them are eligible for specific benefits or payments if their employment or engagement terminates in a separation or if there is a change of control.

Executive Officer Compensation

The following table sets forth the compensation of our executive officers for the years ended December 31, 2014 and 2013, respectively:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards ($)	All Other Compensation	Total
William Gray, (1)	2014	$128,400	$15,000	$-0-	[options and	$22,087	$165,487
Chief Executive Officer, President, Chief Financial Officer	2013	$120,000	$-0-	$100	warrant]	$30,827	$150,927
Tina Bagley, (2)	2014	$85,867	$-0-	$-0-		$1,797	$87,664
Secretary	2013	$80,250	$-0-	$30,000		$1,378	$81,628
Robert Merola, (3)	2014	$125,190	$15,000	$-0-		$2,308	$142,498
Chief Technical Officer of Wytec	2013	$117,000	$-0-	$30,000		$4,555	$151,555
Angus Davis, (4)	2014	$80,250	$-0-	$-0-		$1,812	$82,062
Chief Strategy Officer of Wytec	2013	$75,000	$-0-	$30,000		$1,234	$106,234

____________________

(1)	Mr. Gray was appointed as Chief Executive Officer on February 10, 2009. Commencing August 1, 2010, Mr. Gray began to receive annual compensation of $120,000 and an automobile allowance of $500 per month. Mr. Gray was entitled to be issued shares of our common stock pursuant to the acquisition by the Company from him of new businesses on April 2, 2009. On February 11, 2010, 3,000,000 of those shares were issued, of which Mr. Gray subsequently exchanged 500,000 shares in a private transaction. The remaining 542,871 shares were issued on June 30, 2010. The shares were not issued as compensation expense. On or about August 15, 2013, Mr. Gray was issued 100,000 shares of the Company’s Series D Preferred Stock. The shares were issued as $100 in compensation expense. On April 17, 2014, Mr. Gray was granted 10,000,000 stock options to purchase 10,000,000 shares of the Company’s common stock, exercisable on a cash or cashless basis at $0.025 per share on a three year vesting schedule, expiring on April 17, 2019. On April 17, 2014, Mr. Gray was also issued 90,000,000 warrants to purchase 90,000,000 shares of the Company’s common stock, exercisable on a cash or cashless basis at $0.025 per share, vesting only upon the achievement of certain milestones by the Company.
(2)

On April 4, 2014, Ms. Tina Bagley was appointed as the corporate secretary of the Company and Wytec. Ms. Bagley receives an annual salary of $85,867, owns 4,500,000 shares of the Company’s common stock and was granted 1,000,000 stock options to purchase 1,000,000 shares of the Company’s common stock on October 10, 2012. The stock options are exercisable at an exercise price of $0.01 per share until March 19, 2016 and vest according to the following schedule: 500,000 on March 19, 2013, 250,000 on March 19, 2014, and then 250,000 on March 19, 2015..

(3)	On January 28, 2014, Mr. Robert Merola was appointed as the chief technical officer of Wytec. Mr. Merola receives an annual salary of $125,190, owns 3,390,000 shares of the Company’s common stock, and was issued 1,000,000 stock options to purchase 1,000,000 shares of the Company’s common stock on October 10, 2012. The stock options are exercisable at an exercise price of $0.01 per share until August 21, 2016 and vest according to the following schedule: 500,000 on August 21, 2013, 250,000 on August 21, 2014, and then 250,000 on August 21, 2015.
(4)	On January 28, 2014, Mr. Angus Davis was appointed as the chief strategy officer of Wytec. Mr. Davis receives an annual salary of $80,250, owns 4,650,000 shares of the Company’s common stock, and was issued 1,000,000 stock options to purchase 1,000,000 shares of the Company’s common stock on October 10, 2012. The stock options are exercisable at an exercise price of $0.01 per share until July 20, 2016 and vest according to the following schedule: 500,000 on July 20, 2013, 250,000 on July 20, 2014, and then 250,000 on July 20, 2015.

Although discretionary bonuses have been granted as indicated on the table, our board of directors has not yet established a formal compensation policy for the determination of bonuses.

Employment Agreements

During the year ended December 31, 2013, we had an employment agreement with our chief executive officer, which has expired. Pursuant to the employment agreement, our chief executive officer received an annual salary in the amount of $120,000 and an annual auto allowance of $6,000, payable in monthly installments of $500. This agreement expired on August 30, 2013 and was not renewed as of December 31, 2014. The Company also has “at will” employment agreements with Angus Davis and Robert Merola, which expire on July 20, 2015 and August 21, 2015, respectively. The “at will” employment agreements with Tina Bagley expired on March 19, 2015, but she remains employed without a formal agreement.

Outstanding Equity Awards at Fiscal Year-End

During the year ended December 31, 2014, we granted equity awards to our Chief Executive Officer, as indicated on the following table. On August 20, 2013, we issued 100,000 shares of our Series D Preferred Stock to our chief executive officer. The shares were issued as $100 in compensation expense. Each share of Series D Preferred Stock has a par value of $0.001 and the equivalent of 2,500 votes. The Series D Preferred Stock is not convertible into the Company’s common stock and has no rights to dividends and virtually no rights to liquidation preference. The liquidation preference of each share of the Series D Preferred Stock is its par value.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
William Gray, Chief Executive Officer , President and Chief Financial Officer (1)	8,000,000	2,000,000	$0.025	April 17, 2019
Robert Merola, Chief Technical Officer of Wytec	750,000	250,000	$0.01	August 21, 2016
Angus Davis, Chief Strategy Officer of Wytec	750,000	250,000	$0.01	July 20, 2016
Tina Bagley, Secretary	750,000	250,000	$0.01	March 19, 2016

_______________________

(1) Does not include 90,000,000 warrants to purchase 90,000,000 shares of the Company’s common stock at an exercise price of $0.025 per share that are exercisable upon the Company achieving certain milestones.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended December 31, 2014.

Director Compensation and Other Arrangements

As a result of having limited resources during most of 2014, we did not provide compensation to our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 13, 2015, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 333,258,622 shares of common stock outstanding as of March 13, 2015.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 13, 2015, through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Officer, Director or Shareholder (1)	Number of Common Shares	Percent Beneficially Owned (2)
William Gray, Chairman, Chief Executive Officer, President, and Chief Financial Officer (3)	10,115,000	3.0.%
Tina Bagley, Corporate Secretary and Director (4)	5,500,000	1.6%
Robert Merola, Director (5)	4,680,000	1.4%
Angus Davis, Director (6)	5,400,000	1.6%
All Officers and Directors as a Group (4 persons)	25,695,000	7.7%

(1)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is in the care of the Company.

(2)	Figures are rounded to the nearest percent.

(3)	Includes 8,000,000 stock options to purchase 8,000,000 shares of the Company’s common stock which are exercisable at an exercise price of $0.025 per share within 60 days of February 20, 2015. Does not include 2,000,000 stock options to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.025 that are not exercisable within 60 days of March 13, 2015. Does not include 90,000,000 warrants to purchase 90,000,000 shares of the Company’s common stock at an exercise price of $0.025 per share that are not exercisable within 60 days of March 13, 2015. Does not include 100,000 shares of our Series D Preferred Stock issued to Mr. Gray on August 15, 2013. The shares were issued as $100 in compensation expense. Each share of Series D Preferred Stock has a par value of $0.001 and the equivalent of 2,500 votes. The Series D Preferred Stock is not convertible into the Company’s common stock and has no rights to dividends and virtually no rights to liquidation preference. The liquidation preference of each share of the Series D Preferred Stock is its par value.

(4)	Includes 1,000,000 stock options to purchase 1,000,000 shares of the Company’s common stock which are exercisable at an exercise price of $0.01 per share within 60 days of March 13, 2015.

(5)	Includes 750,000 stock options to purchase 750,000 shares of the Company’s common stock which are exercisable at an exercise price of $0.01 per share within 60 days of March 13, 2015. Does not include 250,000 stock options to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.01 that are not exercisable within 60 days of March 13, 2015.

(6)	Includes 750,000 stock options to purchase 750,000 shares of the Company’s common stock which are exercisable at an exercise price of $0.01 per share within 60 days of March 13, 2015. Does not include 250,000 stock options to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.01 that are not exercisable within 60 days of March 13, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of March 13, 2015, the Company had not yet formed an audit committee. The Company plans to form an audit committee once it adds a director to its Board of Directors who may be considered to be independent as defined in Rule 4200 of the Financial Industry Regulatory Authority’s listing standards, and qualified with sufficient financial acumen to meet the standards for an audit committee member.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by Padgett, Stratemann & Co, L.L.P. for the audit of our annual financial statements and review of the financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for 2014 was $50,000.

The aggregate fees billed for professional services rendered by Padgett, Stratemann & Co, L.L.P. for the audit of our annual financial statements and review of the financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for 2013 was $48,500.

Audit-Related Fees

The aggregate fees billed for non-audit-related services rendered by Padgett, Stratemann & Co., L.L.P. for the compilation of the financial statements of Wytec International, Inc. for 2014 was $3,000.

Tax Fees

No tax fees were paid to Padgett, Stratemann & Co., L.L.P. during 2014 or 2013.

All Other Fees

$8,078 and $2,328 of other fees were paid to Padgett, Stratemann & Co., L.L.P. during 2014 and 2013, respectively.

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

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b)	Exhibits

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2		2	01/11/02
2.2	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2/A		2.2	08/02/02
2.3	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2/A		2.2	04/24/03
2.4	Plan and agreement of reorganization between Competitive Companies, Inc. and CCI Acquisition Corp		8-K		10.1	05/09/05
3(i)	Articles of Competitive Companies, as amended		SB-2		3(I)	01/11/02
3(ii)	Bylaws of Competitive Companies		SB-2		3(II)	01/11/02
4	Rights and Preferences of Preferred Stock		SB-2		4	01/11/02
10.1	Amendment to Employment Agreement		8K		4	07/28/14
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Schema Document	X
101.CAL	XBRL Calculation Linkbase Document	X
101.DEF	XBRL Definition Linkbase Document	X
101.LAB	XBRL Label Linkbase Document	X
101.PRE	XBRL Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPETITIVE COMPANIES, INC.

Date: March 31, 2015	By:	/s/ William Gray
William Gray, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Gray	Chief Executive Officer, Principal Accounting	March 31, 2015
William Gray	Officer, and Director

/s/ Tina Bagley	Director	March 31, 2015
Tina Bagley

/s/ Robert Merola	Director	March 31, 2015
Robert Merola

/s/ Angus Davis	Director	March 31, 2015
Angus Davis

