Form 10-Q
period 2015-03-31
COMPETITIVE COMPANIES INC
filed 2015-05-11
CIK 1161706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2015

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

Yes ☐ No ☒

As of May 6, 2015, there were 333,670,218 shares outstanding of the registrant’s common stock.

COMPETITIVE COMPANIES, INC.

FORM 10-Q

March 31, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Information.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Assets

Current assets:
Cash	$249,079	$318,397
Accounts receivable, net	6,610	7,162
Prepaid Expense	4,683	76,041
Total current assets	260,372	401,600

Property and equipment, net	940,954	990,464

Other assets:
Construction in process	448,827	476,099
Software, net	3,328	3,504
Deposits and other assets	43,546	43,183
	495,701	522,786

Total assets	$1,697,027	$1,914,850

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$210,005	$263,181
Accrued expenses	177,922	161,739
Deferred revenues, net of commissions	5,315,000	4,685,000
Stock subscriptions payable	60,000	–
Notes payable	47,006	47,006
Convertible debentures	413,999	676,160
Nonconvertible debentures	351,515	109,210
Total current liabilities	6,575,447	5,942,296

Total liabilities	6,575,447	5,942,296

Stockholders' (deficit):
Preferred stock, $0.001 par value 100,000,000 shares authorized:
Class A convertible, no shares issued and outstanding with no liquidation value	–	–
Class B convertible, 1,495,436 shares issued and outstanding with no liquidation value	1,495	1,495
Class C convertible, 1,000,000 shares issued and outstanding with no liquidation value	1,000	1,000
Class D convertible, 100,000 shares issued and outstanding with no liquidation value	100	100
Common stock, $0.001 par value, 500,000,000 shares authorized, 335,621,533 shares issued and 333,258,662 shares outstanding at March 31, 2015 and December 31, 2014, respectively	335,618	335,618
Additional paid-in capital	5,935,749	5,925,499
Accumulated (deficit)	(16,190,840)	(15,391,514)
Treasury stock, at cost, 2,362,871 shares at March 31, 2015 and December 31, 2014, respectively	(70,548)	(70,548)
Noncontrolling interest	5,109,006	5,170,904
Total stockholders' (deficit)	(4,878,420)	(4,027,446)

Total liabilities and stockholders' (deficit)	$1,697,027	$1,914,850

See accompanying notes to consolidated financial statements.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended March 31,
	2015	2014
Revenue	$19,589	$11,289
Cost of sales	13,802	12,922

Gross profit (loss)	5,787	(1,633)

Expenses:
General and administrative	493,299	689,953
Research and development	6,012	–
Salaries and wages	202,141	227,987
Depreciation and amortization	53,248	2,122
Total operating expenses	754,700	920,062

Net operating loss	(748,913)	(921,695)

Other income (expense):
Interest expense	(112,165)	(23,187)
Interest income	4	76
Other income	–	2,376
Other expense	(150)	–
Total other income (expense)	(112,311)	(20,735)

Net loss	(861,224)	(942,430)

Net loss attributable to the noncontrolling interest	(61,898)	–

Net loss attributable to Competitive Companies, Inc.	$(799,326)	$(942,430)

Weighted average number of common shares outstanding - basic and fully diluted	333,670,218	335,151,533

Net loss per share - basic and fully diluted	$–	$–

See accompanying notes to consolidated financial statements.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(861,224)	$(942,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	10,250	500
Depreciation and amortization	53,248	2,122
Decrease (increase) in assets:
Accounts receivable	552	3,750
Prepaid expenses	71,358	–
Equipment held for installation	–	(127,562)
Deposits and other assets	(363)	645
Increase (decrease) in liabilities:
Accounts payable	(53,176)	18,296
Accrued expenses	16,183	16,297
Deferred revenues	630,000	735,000
Net cash used in operating activities	(133,172)	(293,382)

Cash flows from investing activities
Purchases of property and equipment	(3,562)	(13,718)
Return of construction in process equipment	27,272	–
Net cash provided by (used in) investing activities	23,710	(13,718)

Cash flows from financing activities
Principal payments on short term and convertible debts	(19,856)	–
Proceeds from stock subscription	60,000	–
Purchase of treasury stock	–	(19,285)
Net cash provided by (used in) financing activities	40,144	(19,285)

Net decrease in cash	(69,318)	(326,385)
Cash - beginning	318,397	901,785
Cash - ending	$249,079	$575,400

Supplemental disclosures:
Interest paid	$27,122	$–
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Refinanced convertible debentures to nonconvertible debentures	$262,161	$–
Stock subscription payable for issuance of subsidary's preferred stock	$–	$4,229,480

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2014 and notes thereto included in the Company's Form 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

The consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred continuous losses from operations, has an accumulated deficit of $16,190,840 and a working capital deficit of $6,315,075 at March 31, 2015, and has reported negative cash flows from operations in most periods over the last seven years. In addition, the Company does not currently have the cash resources to meet its operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature of the industry in which the Company operates.

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

Note 2 – Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2015	2014
Telecommunication equipment and computers	$1,052,621	$1,049,060
Furniture and fixtures	44,746	44,746
	1,097,367	1,093,806
Less accumulated depreciation	(156,413)	(103,342)
	$940,954	$990,464

Depreciation expense totaled $53,071 and $2,122 for the three months ending March 31, 2015 and 2014, respectively.

Note 3 – Construction in Process

Construction in process consists of equipment and materials that will be used to construct network property and equipment. Equipment, materials, and certain direct and indirect non-equipment costs are capitalized when each construction project is completed.

Note 4 – Software

Computer software costs include packaged software, customized software, and major modifications and enhancements to the customized computer system and are being amortized using the straight-line method over 3 to 5 year lives.

	March 31,	December 31,
	2015	2014
Software	$3,534	$3,533
Less accumulated amortization	(206)	(29)
	$3,328	$3,504

Amortization expense was $177 and $-0- for the three months ending March 31, 2015 and 2014, respectively.

Note 5 – Stock Subscriptions Payable

During the three month period ending March 31, 2015 the Company agreed to issue 20,000 units, each unit consisting of 20,000 shares of Wytec Series B Preferred Stock, and 20,000 warrants to purchase Wytec common stock in exchange for $60,000 in cash that was received from two investors. The Company has recorded $60,000 as stock subscriptions payable for the Series B Preferred Stock which certificates have not been issued as of March 31, 2015.

Note 6 – Notes Payable

Notes payable consists of the following:

	March 31,	December 31,
	2015	2014
Unsecured promissory note bearing interest at a rate of 8% per annum, matured on March 2, 2010. Currently in default.	$30,000	$30,000

Unsecured note payable to a stockholder, bearing interest at a rate of 8% per annum, matured on February 23, 2011. Currently in default.	17,006	17,006
Total notes payable	$47,006	$47,006

Interest continues to accrue on these notes as long as they remain outstanding. The Company recorded interest expense on notes payable in the amount of $940 and $1,340 for the three months ended March 31, 2015 and 2014, respectively. The Company intends to pay the outstanding principal and accrued interest when liquidity allows.

Note 7 – Convertible Debentures

The Company has issued unsecured convertible promissory notes at various times from 2008 through 2014. The notes bear interest at rates at 8.0% to 12.5% per annum. The notes mature at various times through June 2015. At March 31, 2015, convertible debentures totaling $413,999 were outstanding.

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

Wytec currently has a total of 2,361,525 common stock purchase warrants outstanding to purchase a total of 2,361,525 shares of Wytec common stock exercisable until various dates to December 31, 2016, 170,000 of which are exercisable at an exercise price of $1.75 per share, 330,380 of which are exercisable at an exercise price of $1.50 per share, 1,000,000 of which are exercisable at an exercise price of $1.25 per share, and 861,145 of which are exercisable at an exercise price of $1.00 per share.

The following is a summary of activity of CCI and Wytec outstanding common stock warrants:

	Number	Number
	of CCI Warrants	of Wytec Warrants
Balance, December 31, 2014	102,000,000	3,261,525

Warrants granted	–	–
Warrants exercised	–	–
Warrants expired	–	900,000
Balance, March 31, 2015	102,000,000	2,361,525

Exercisable, March 31, 2015	102,000,000	2,361,525

Note 8 – Nonconvertible Debenture

During the three months ending March 31, 2015, the Company refinanced convertible promissory notes totaling $262,161 and bearing interest at 12.5% per annum into non-convertible notes. The non-convertible notes mature on June 29, 2015. At March 31, 2015, nonconvertible debentures totaling $351,515 were outstanding.

Note 9 – Changes in Stockholders’ Equity (Deficit)

In October 2012, the Company granted employees options to purchase 3,000,000 shares of common stock exercisable at $0.01 per share with a three year vesting schedule and expiration dates four years from the grant date. For the three month periods ended March 31, 2015 and 2014, the stock-based compensation related to these option grants was $500 and $500, respectively.

In April 2014, the Company granted 10,000,000 stock options to purchase 10,000,000 shares of its common stock to the Company’s Chief Executive Officer, exercisable at $0.025 per share with a three year vesting schedule and an expiration date of April 17, 2019. For the three month period ended March 31, 2015, the stock-based compensation related to these option grants was $8,500.

In September 2014, the Company granted 1,500,000 options to purchase 750,000 shares of common stock to each of the two employees, exercisable at $0.02 per share with a three year vesting schedule and an expiration date of September 1, 2018. For the three month period ended March 31, 2015, the stock-based compensation related to these option grants was $1,250.

Note 10 – Subsequent Events

In April 2015 the Company issued 20,000 shares of Wytec International, Inc. Series B Preferred Stock, and 20,000 warrants to purchase Wytec common stock that were recorded as stock subscription payable at March 31, 2015.

In April 2015 the Company issued 20,000 stock subscription units consisting of 20,000 shares of Wytec International, Inc. Series B Preferred Stock, and 20,000 warrants to purchase Wytec common stock.

In April 2015, the Company sold one Registered Link for total cash proceeds of $35,000.

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

Due to recent developments in our intellectual property and the continued development of our municipal and governmental relationships along with the addition of key personnel, we believe we will be able to obtain our market entry schedule of 30 markets by year-end 2015. Included in our 30 market entry schedule are optimization strategies for assisting municipalities in leveraging current assets such as utility poles for maximum utilization related to the provisioning of telecommunication services.

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

On December 18, 2014, Wytec performed an outside speed test on the first LPN-16 working prototype and produced record performance speeds in excess of 380 Mbps to a smart phone and over 400 Mbps to a laptop computer. These and earlier speed test results enabled us, through Wytec, to consummate our first services agreement with the City of Columbus. Wytec has now substantially completed its footprint coverage of the Central Business District (“CBD”) of Columbus, Ohio with more than 100 high speed access points providing, among other services, direct connections to public safety devices, high capacity Wi-Fi access to commercial enterprises and the extension of the Company’s micro-cell site designed for carrier offload and other enterprise services.

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

On September 7, 2012, Wytec entered into a definitive agreement with GPC to form Wytec LLC, a Delaware limited liability company, for the purpose of transferring ownership of our five patents originally owned by Wytec into Wytec LLC. GPC is the managing partner of Wytec, LLC and is expected to assist in the monetization of the five patents. Wytec’s current product development of the LPN-16 is designed to meet the stringent bandwidth needs of both government “first responder” services as well as “carrier offload” services. Management believes the LPN-16 transmitter is the first of its kind specifically developed to participate in the Small Cells as a Service (“SCaaS”) market which has been forecasted by SNS Research to reach $15 billion globally by 2020.

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

Wylink Inc., a Texas corporation and wholly owned subsidiary of Wytec, operates and manages a unique sales organization engaged in the sale of Federal Communications Commission (“FCC”) registered links participating in the 70 and 80 gigahertz licensed frequency program (the Program”). The Program allows qualified individuals to own a segment of the “backhaul” infrastructure of the Wytec’s citywide business deployment. A total of eight cities were chosen for initial deployment of the Company’s Registered Link Program. The first market, Columbus, Ohio, has most recently sold out of its Registered Links representing 52 Links averaging $25,000 per Link totaling $1,300,000 in sales. As of April 27, 2015, Wylink has sold 334 Registered Links in eleven markets averaging $31,482 per Link totaling $10,515,000 in sales. There is no assurance, however, as to whether or not Wylink will continue to sell more Registered Links or how many Registered Links Wylink will sell in 2015. Furthermore, with each Registered Link it sells, Wylink incurs a liability to provide and install telecommunications equipment at its cost for the Link owner, and monthly lease payments for access to a portion of the Link’s capacity.

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

Capaciti Networks, Inc., a Texas corporation (“CNI”), is a wholly owned subsidiary of CCI, and was formed on August 12, 2013 to provide marketing services for our internet products and services to small and medium businesses, as well as commercial and enterprise clients. Most recently, Capaciti entered into an agreement with Wytec pursuant to which CNI will act as a master agent with respect to the use of Wytec’s “online quote system” called “WyQuote” which caters to direct agents who sell telecommunications products and services to small, medium and enterprise customers. Current online quote systems list both wired and wireless Internet service products. The Wytec quote system “WyQuote” lists only fixed wireless Internet services. The system also provides an information portal to educate users of the benefits of today’s advanced fixed wireless technology versus its wired counterpart. We believe that master agents, such as CNI, will now be able to empower their direct agents on the benefits and positive differences of fixed wireless. Our research has shown that there are more than 100,000 direct agents utilizing the services of master agents providing more than 60% of all telecommunication products and services sales in the United States. Capaciti plans to launch its new master agent services in April 2015 utilizing Wytec’s online quote system “WyQuote”.

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

ICM is also managing our $5,374,480 buyback unit offering for Wytec International, Inc. The offering consisted of 205 units consisting of 4,100,000 shares of Series A Convertible Preferred Stock and Participating Interest. The units will be exchanged for up to 205 registered links owned by Wytec linkholders. Each unit consisted of (1) a pro rata percentage interest in the net profits of the Company, calculated in accordance with generally accepted accounting principles ("GAAP") and distributable on a quarterly basis until the earlier to occur of (a) the date on which the Company becomes a fully reporting company with the Securities and Exchange Commission ("SEC") and its common stock is traded on the NASDAQ Capital Market or higher, or (b) five (5) years from the date of the closing of this offering, and (2) 20,000 shares of the Wytec's Series A Convertible Preferred Stock, each Share of which is convertible into one share of the Wytec's common stock at any time. The Units will share in a total of 33.3% of the Company's net profits. As of April 27, 2015, Wytec had issued 168 units in the buyback unit offering.

Wireless Wisconsin, LLC, a Wisconsin limited liability company (“Wireless WI”), and managed by Capaciti, provides high speed wireless Internet connections to residents in rural communities to include dial-up, DSL and wireless internet services to businesses and residents within various markets throughout rural Wisconsin. Wireless WI operates in both a regulated and non-regulated environment. The Company is planning to install its high capacity wireless technology and begin offering its high capacity broadband services prior to year end of 2015. Our current plan now includes the delivery of 4G mobile broadband services via WiFi in major and rural markets throughout the United States.

CCI generates revenues through the sale of its products and services offered through its subsidiary operations.

Products

Wireless Wisconsin, LLC

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

Wytec International, Inc.

Wytec International, Inc. is currently developing its next generation of point-to-point and point-to-multipoint millimeter equipment technology in multiple licensed and “limited” licensed frequencies, including the 60, 71-76, 81-86, and 92-95 GHz bands. This technology has most recently come to the forefront as a significant piece in delivering 4G telecommunications services because of its high capacity internet throughput features. These features enable a further high capacity delivery to a microcell or “small cell” network ultimately delivering 100+ Mbps bandwidth to 4G mobile devices such as smartphones, tablets and laptops. Management believes that the Wytec network design is one of the few 4G networks to comply with the International Mobile Telecommunications Advanced (“IMT-A”) standards of 4G technology in North America. Wytec is currently developing a 4G network in the Central Business District (“CBD”) of Columbus, Ohio and has successfully produced “mobile” speeds in excess of 200 Mbps for a laptop and over 100 Mbps for a smartphone. Management believes the result of these successes has further supported our claim of complying with IMT-A standards and sets Wytec apart as the only live open network meeting these standards in North America.

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

Wylink, Inc.

Wylink has supported initial Wytec equipment sales through the development of a unique marketing concept called the Registered Link Program. The Registered Link Program generated Wytec product sales through the promotion of a business opportunity afforded under the FCC 70-80 GHz frequency allocation program. Wylink promotes and sells the opportunity to a qualified applicant allowing the applicant to own and operate its own Registered Link established as a part of the Wytec backhaul network. Registered Link owners receive income from subscribers of the Link including Capaciti’s (CCI subsidiary) commitment to support its Wi-Fi network through commercial and enterprise Internet sales. As of March 31, 2015, Wylink has sold 331 Registered Links in 11 markets averaging $31,237 per Link totaling $10,339,480 in Registered Link sales.

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

With the anticipated launching of the WyQuote electronic quoting system, Capaciti expects to be able to accelerate its commercial internet sales substantially through direct agents utilizing the quoting system. WyQuote shares the same platform exposure as MasterStream hosting more than 40,000 telecom direct agents and generating more than 1,000,000 telecom quotes per month.

Capaciti also offers Internet services through its operation in Eau Claire, Wisconsin called Wireless Wisconsin and currently generates sales of approximately $3,500 per month. CCI plans to upgrade the Eau Claire market to provide the same services it currently provides in Columbus by June 2015. Wireless Wisconsin also offers both DSL and dial-up internet via a wholesale relationship with Ikano Wholesale. This wholesale relationship provides multiple territory access to many markets throughout North America and allows the Company to expand its coverage nationwide.

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

On June 9, 2012, our then wholly owned subsidiary Wytec formed a wholly owned subsidiary, Wylink, Inc., a Texas corporation, to market and sell millimeter wave spectrum in the licensed 60 & 90 Gigahertz frequency channels. The Federal Communications Commission (“FCC”) has developed a unique application program giving the ability for qualified applicants to own millimeter spectrum under a program known as the Registered Link Program. We sell point-to-point Registered Links as part of our backhaul solution in support of our 4G Wi-Fi network. As of April 27, 2015, Wylink has sold 334 Registered Links for a total of $10,515,000. The cash received from the sale of our Registered Links is recorded as “deferred revenue” and will be recorded as revenue once the telecommunication equipment is installed for the link owners.

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

Result of Operations for the Three Months Ended March 31, 2015 and 2014

Revenue for the three months ended March 31, 2015 was $19,589, as compared to revenue of $11,289 for the three months ended March 31, 2014. This increase in revenue of $8,300 or 74% was primarily due to increases in sales from Capaciti Networks, Inc.

Cost of sales for the three months ended March 31, 2015 was $13,802, an increase of $880, or 7%, from $12,922 for the three months ended March 31, 2014. Our cost of sales increased primarily due higher costs related to increased sale operations.

General and administrative expenses were $493,299 for the three months ended March 31, 2015, as compared to $689,953 for the three months ended March 31, 2014. This resulted in a decrease of $196,654 or 29% compared to the same period in 2014. The decrease in our general and administrative expenses was largely a result of reductions in employee related costs during the three months ended March 31, 2015.

Research and development costs were $6,012 for the three months ended March 31, 2015 versus $-0- of research and development costs for the year three months ended March 31, 2014. The increase in research and development is due to expenses related to the development of Wytec’s LPN-16.

Salary and wage expenses were $202,141 for the three months ended March 31, 2015, as compared to $227,987 for the three months ended March 31, 2014, which resulted in a decrease of $25,846, or 11% compared to the same period in 2014. The decrease in salary and wages is due fewer employees during the three months ended March 31, 2015.

Interest expense for the three months ended March 31, 2015 was $112,165, as compared to $23,187 for the three months ended March 31, 2014. This resulted in an increase of $88,978 or 384% compared to the same period in 2014. The increase was primarily due to the refinancing of convertible and nonconvertible debentures.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for operations. As of March 31, 2015, we had a working capital deficit of $6,315,075. As of March 31, 2015, $5,315,000 of our current liabilities are deferred revenue on Link sales that have been funded by the customer, for which obligations to the customer have not yet been completed. As of March 31, 2015, $60,000 of our current liabilities are for stock subscriptions payable for the obligation to issue units consisting of Wytec Series B preferred stock and common stock purchase warrants.

As of March 31, 2015, all our outstanding notes payable, convertible and nonconvertible debentures are in default or mature within the next twelve months and are classified as current liabilities in the accompanying consolidated balance sheet. We plan to remedy the defaults through conversions or through repayments once future financing is secured.

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

As of March 31, 2015, our cash balance was $249,079. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, private placements of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we would be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Issued Accounting Standards

The Company has reviewed the updates issued by the Financial Accounting Standards Board (“FASB”) during the three month period ended March 31, 2015, and determined that the updates are either not applicable to the Company or will not have a material impact on the Company.

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

Our chief executive officer and principal financial officer, William Gray, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective as of March 31, 2015. Specifically, our disclosure controls and procedures were not effective in timely alerting our management to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time. As of the date of the report, there are no legal matters of which management is aware.

Item 2. Unregistered Sales of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2		2	01/11/02
2.2	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2/A		2.2	08/02/02
2.3	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2/A		2.2	04/24/03
2.4	Plan and agreement of reorganization between Competitive Companies, Inc. and CCI Acquisition Corp		8-K		10.1	05/09/05
3(i)	Articles of Competitive Companies, as amended		SB-2		3(I)	01/11/02
3(ii)	Bylaws of Competitive Companies		SB-2		3(II)	01/11/02
4.1	Rights and Preferences of Preferred Stock		SB-2		4	01/11/02
4.2	Form of Warrant to be issued by Competitive Companies, Inc. to MediaG3, Inc.		8-K		4.1	11/15/11
4.3	Form of Warrant to be issued by Competitive Companies, Inc.		8-K		4.1	04/25/14
4.4	Stock Option Agreement issued by Competitive Companies, Inc.		8-K		4.1	04/25/14
10.1	Stock Purchase Agreement by and among Competitive Companies, Inc., a Nevada corporation, Wytec International, Inc., a Nevada corporation, MediaG3, Inc., a Delaware corporation, and its wholly owned subsidiary, Wytec, Incorporated, a California corporation		8-K		10.1	11/15/11
10.2	Amendment to Employment Agreement, dated July 25, 2014.		8-K		10.1	07/28/14
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act *	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act *	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act *	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act *	X
101.INS	XBRL Instance Document *	X
101.SCH	XBRL Schema Document *	X
101.CAL	XBRL Calculation Linkbase Document *	X
101.DEF	XBRL Definition Linkbase Document *	X
101.LAB	XBRL Label Linkbase Document *	X
101.PRE	XBRL Presentation Linkbase Document *	X

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

Date: May 11, 2015

