Form 10-Q
period 2015-06-30
COMPETITIVE COMPANIES INC
filed 2015-08-11
CIK 1161706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2015

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

Yes ☐ No ☒

As of August 7, 2015, there were 333,208,662 shares outstanding of the registrant’s common stock.

COMPETITIVE COMPANIES, INC.

FORM 10-Q

June 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Assets

Current assets:
Cash	$370,270	$318,397
Accounts receivable, net	15,852	7,162
Prepaid expense	2,633	76,041
Total current assets	388,755	401,600

Property and equipment, net	887,882	990,464

Other assets:
Construction in process	421,231	476,099
Software, net	3,151	3,504
Deposits and other assets	43,548	43,183
	467,930	522,786

Total assets	$1,744,567	$1,914,850

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$249,042	$263,181
Accrued expenses	100,430	161,739
Deferred revenues, net of commissions	5,630,000	4,685,000
Notes payable	–	47,006
Convertible debentures	159,289	676,160
Nonconvertible debentures	91,350	109,210
Total current liabilities	6,230,111	5,942,296

Total liabilities	6,230,111	5,942,296

Stockholders' (deficit):
Controlling interest:
Preferred stock, $0.001 par value 100,000,000 shares authorized:
Class A convertible, no shares issued and outstanding with no liquidation value	–	–
Class B convertible, 1,495,436 shares issued and outstanding with no liquidation value	1,495	1,495
Class C convertible, 1,000,000 shares issued and outstanding with no liquidation value	1,000	1,000
Class D convertible, 100,000 shares issued and outstanding with no liquidation value	100	100
Common stock, $0.001 par value, 500,000,000 shares authorized, 335,621,533 shares issued and 333,258,662 outstanding at June 30, 2015 and December 31, 2014	335,618	335,618
Additional paid-in capital	6,015,010	5,925,499
Accumulated (deficit)	(16,738,423)	(15,391,514)
Treasury Stock, at cost, 2,362,871 shares at June 30, 2015 and December 31, 2014	(70,548)	(70,548)
Noncontrolling interest	5,970,204	5,170,904
Total stockholders' (deficit)	(4,485,544)	(4,027,446)

Total liabilities and stockholders' (deficit)	$1,744,567	$1,914,850

See accompanying notes to consolidated financial statements.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Revenue	$31,268	$13,552	$50,859	$24,841
Cost of sales	12,414	13,120	26,216	26,042

Gross profit (loss)	18,854	432	24,643	(1,201)

Expenses:
General and administrative	331,698	1,831,550	824,999	2,521,501
Research and development	–	–	6,012	–
Salaries and wages	196,824	297,658	398,965	525,645
Depreciation and amortization	53,248	24,657	106,496	26,780
Bad debts	1,065	–	1,065	–
Total operating expenses	582,835	2,153,865	1,337,537	3,073,926

Net operating loss	(563,981)	(2,153,433)	(1,312,894)	(3,075,127)

Other income (expense):
Interest expense	(17,457)	(23,187)	(129,622)	(46,374)
Interest income	6	30	10	106
Other income	–	6,991	–	9,367
Other expense	–	–	(150)	–
Total other income (expense)	(17,451)	(16,166)	(129,762)	(36,901)

Net loss	(581,432)	(2,169,599)	(1,442,656)	(3,112,028)

Net loss attributable to the noncontrolling interest	(33,849)	(128,495)	(95,747)	(128,495)

Net loss attributable to Competitive Companies, Inc.	$(547,583)	$(2,041,104)	$(1,346,909)	$(2,983,533)

Weighted average number of common shares outstanding - basic and fully diluted	333,258,662	334,676,533	333,258,662	334,762,334

Net loss per share - basic and fully diluted	$–	$(0.01)	$–	$(0.01)

See accompanying notes to consolidated financial statements.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(1,442,656)	$(3,112,028)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	21,500	9,500
Warrants issued for services	–	984,000
Depreciation and amortization	106,496	26,780
Decrease (increase) in assets:
Accounts receivable	(8,690)	4,809
Prepaid expenses	73,408	–
Equipment held for installation	–	(127,748)
Deposits and other assets	(365)	(35,605)
Increase (decrease) in liabilities:
Accounts payable	(14,139)	127,817
Accrued expenses	9,653	42,865
Deferred revenues	945,000	2,135,520
Net cash provided by (used in) operating activities	(309,793)	55,910

Cash flows from investing activities
Purchases of property and equipment	(3,561)	(16,628)
Return of construction in process equipment	54,868	–
Net cash provided by (used in) investing activities	51,307	(16,628)

Cash flows from financing activities
Principal payments on nonconvertible debentures	(49,641)	–
Proceeds from issuance of Wytec preferred stock	360,000	–
Purchase of treasury stock	–	(19,285)
Net cash provided by (used in) financing activities	310,359	(19,285)

Net increase in cash	51,873	19,997
Cash - beginning	318,397	901,785
Cash - ending	$370,270	$921,782

Supplemental disclosures:
Interest paid	$29,604	$–
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Wytec International, Inc. preferred stock issued for conversion of CCI convertible debentures	$61,438	$–
Wytec International, Inc. preferred stock issued for conversion of Wytec convertible debentures	$243,230	$–
Wytec International, Inc. preferred stock issued for exchange of Wytec non-convertible debentures	$230,380	$–
Refinanced convertible debentures to nonconvertible debentures	$262,161	$–
Notes payable converted to additional paid-in capital	$68,010	$–
Issuance of Wytec International, Inc. preferred stock to satisfy subscription payable	$–	$4,229,480
Issuance of Wytec International, Inc. preferred stock in exchange for registered links and related equipment	$–	$450,000

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

The consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred continuous losses from operations, has an accumulated deficit of $16,738,423 and a working capital deficit of $5,841,356 at June 30, 2015, and has reported negative cash flows from operations in most periods over the last five years. In addition, the Company does not currently have the cash resources to meet its operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature of the industry in which the Company operates.

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

Note 2 – Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2015	2014
Telecommunication equipment and computers	$1,052,621	$1,049,060
Furniture and fixtures	44,746	44,746
	1,097,367	1,096,806
Less accumulated depreciation	(209,485)	(103,342)
	$887,882	$990,464

Depreciation expense totaled $106,143 and $26,780 for the six months ending June 30, 2015 and 2014, respectively.

Note 3 – Construction in Process

Construction in process consists of equipment and materials that will be used to construct network property and equipment. Equipment, materials, and certain direct and indirect non-equipment costs are capitalized when each construction project is completed. During the six months ended June 30, 2015, the Company received a $54,868 vendor credit for the return of equipment that was not used in construction.

Note 4 – Software

Computer software costs include packaged software, customized software, and major modifications and enhancements to the customized computer system and are being amortized using the straight-line method over 3 to 5 year lives.

	June 30,	December 31,
	2015	2014
Software	$3,533	$3,533)
Less accumulated amortization	(382)	(29)
	$3,151	$3,504)

Amortization expense was $353 and $-0- for the six months ending June 30, 2015 and 2014, respectively.

Note 5 – Notes Payable

The Company has unsecured notes payable to individuals, with original maturity dates ranging from June 5, 2009 to February 23, 2011, totaling $47,006 at December 31, 2014. The notes bear interest at 8%. As of June 30, 2015 all of these notes are believed to be unenforceable due to the statute of limitations.

Interest continued to accrue on these notes as long as they remained outstanding. The Company recorded interest expense on notes payable in the amount of $1,880 and $2,680 for the six months ended June 30, 2015 and 2014 respectively.

Note 6 – Convertible Debentures

The Company has issued unsecured convertible promissory notes at various times from 2008 through 2015. The notes bear interest at rates at 8.0% to 12.5% per annum. The notes mature at various times through June 2016. During the six months ending June 30, 2015, the Company refinanced $262,161 in convertible debentures to nonconvertible debentures. During the six months ending June 30, 2015, the Company converted $40,000 of CCI’s convertible promissory notes plus $21,438 of accrued interest to 20,479 shares of Wytec series B preferred stock. Also during the six months ending June 30, 2015, the Company converted $214,710 of Wytec’s convertible promissory notes plus $28,520 of accrued interest to 81,077 shares of Wytec series B preferred stock. At June 30, 2015, convertible debentures totaling $159,289 were outstanding with $151,789 of these convertible notes in default.

The principal balance of each note is convertible into shares of the Company’s common stock. The conversion terms of each note varies, but in general, the notes are convertible at a rate equal to a specified percentage (most range from 80% to 90%) of the Company’s average common stock closing price for a short period of time prior to conversion.

Note 7 – Warrants

The Company currently has a total of 101,523,810 common stock purchase warrants outstanding to purchase a total of 101,523,810 shares of its common stock exercisable until various dates ranging from December 31, 2015 to April 17, 2024, 4,000,000 of which are exercisable at an exercise price of $0.05 per share, 8,000,000 of which are exercisable at an exercise price of $0.01 per share, and 89,523,810 of which are exercisable at an exercise price of $0.025 per share only if the Company achieves certain milestones. As of June 30, 2015 these milestones have not been met.

During the six months ended June 30, 2015, the Company paid $10,000 to repurchase 476,190 of the 90,000,000 CCI common stock purchase warrants issued to the Chief Executive Officer.

Wytec currently has a total of 2,738,672 common stock purchase warrants outstanding to purchase a total of 2,738,672 shares of Wytec common stock exercisable until various dates to December 31, 2017, 170,000 of which are exercisable at an exercise price of $1.75 per share, 787,903 of which are exercisable at an exercise price of $1.50 per share, 1,000,000 of which are exercisable at an exercise price of $1.25 per share, and 780,769 of which are exercisable at an exercise price of $1.00 per share.

During the six months ended June 30, 2015, Wytec granted 30,769 common stock warrants for the Registered Links Exchange offer. During the six months ended June 30, 2015, Wytec granted 367,523 common stock warrants for the settlement of convertible debentures. Also, during the six months ended June 30, 2015, Wytec granted 190,000 common stock warrants for the sale of Wyteck Series B preferred stock.

The following is a summary of activity of CCI and Wytec outstanding common stock warrants:

	Number of	Number of
	CCI Warrants	Wytec Warrants
Balance, December 31, 2014	102,000,000	3,261,525

Warrants granted	–	588,292
Warrants exercised	–	–
Warrants repurchased	(476,190)	–
Warrants expired	–	(1,111,145)
Balance, June 30, 2015	101,523,810	2,738,672

Exercisable, June 30, 2015	12,000,000	2,738,672

Note 8 – Nonconvertible Debenture

During the six months ending June 30, 2015, the Company refinanced convertible promissory notes totaling $262,161 and bearing interest at 12.5% per annum into non-convertible notes, maturing at various times through December 15, 2015. Also during the six months ending June 30, 2015, the Company exchanged $230,380 of the non-convertible promissory notes for 76,793 shares of Wytec series B preferred stock. At June 30, 2015, nonconvertible debentures totaling $91,350 were outstanding with $31,781 of these non-convertible notes in default.

Note 9 – Changes in Stockholders’ Equity (Deficit)

In October 2012, the Company granted employees options to purchase 3,000,000 shares of common stock exercisable at $0.01 per share with a three year vesting schedule and expiration dates four years from the grant date. For the six month periods ended June 30, 2015 and 2014, the stock-based compensation related to these option grants was $1,000 and $1,000, respectively.

In April 2014, the Company granted 10,000,000 stock options to purchase 10,000,000 shares of its common stock to the Company’s Chief Executive Officer, exercisable at $0.025 per share with a three year vesting schedule and an expiration date of April 17, 2019. For the six month periods ended June 30, 2015, and 2014 the stock-based compensation related to these option grants was $17,000 and $8,500, respectively.

In September 2014, the Company granted 1,500,000 options to purchase 750,000 shares of common stock to each of the two employees, exercisable at $0.02 per share with a three year vesting schedule and an expiration date of September 1, 2018. For the six month period ended June 30, 2015, the stock-based compensation related to these option grants was $2,500.

In May 2015, the Company granted 750,000 options to an employee to purchase 750,000 shares of common stock, exercisable at $0.02 per share with a three year vesting schedule and an expiration date of May 14, 2019. For the six month period ended June 30, 2015, the stock-based compensation related to this option grant was $1,000.

During the six months ending June 30, 2015, the Company issued 120,000 shares of Series B Preferred stock for $360,000 cash. During the six months ending June 30, 2015, the Company issued 101,556 shares of Wytec Series B Preferred stock for the conversion of $304,668 in convertible debentures and related accrued interest. Also during the six months ending June 30, 2015, the Company issued 76,793 shares of Wytec Series B Preferred stock for the exchange of $230,380 in convertible debentures.

Note 10 – Treasury Stock

During the six month period ended June 30, 2014, the Company purchased 475,000 shares of its common stock, from officers of the Company an aggregate cost of $19,285.

Note 11 – Subsequent Events

In July 2015, the Company redeemed 119,048 additional warrants from our Chief Executive Officer for a cash payment of $2,500.

In July 2015, the Company purchased 50,000 shares of its common stock from a director of the Company for $1,073.

In July 2015, a convertible promissory note payable by Wytec International. Inc. with an outstanding balance of $33,990 and a maturity date of June 30, 2015 was paid off in cash.

In July 2015, a convertible promissory note payable by Wytec International, Inc. with an outstanding balance of $16,107 and a maturity date of June 30, 2015 was converted into 5,369 shares of Wytec International, Inc. Series B Convertible Preferred Stock and 8,053 warrants to purchase 8,053 shares of Wytec common stock at an exercise price of $1.50 per share, exercisable until June 30, 2017.

In July 2015, a convertible promissory note payable by CCI with an outstanding balance of $7,385 and a maturity date of June 30, 2015 was converted into 2,462 shares of Wytec International, Inc. Series B Convertible Preferred Stock and 3,693 warrants to purchase 3,693 shares of Wytec common stock at an exercise price of $1.50 per share, exercisable until June 30, 2017.

In July 2015, the Company sold 38,200 shares of Wytec Series B Preferred Stock for $114,600.

In August 2015, a convertible promissory note payable by CCI with an approximate outstanding balance of $76,549 in default was converted into approximately 1,546,458 shares of CCI common stock.

In August 2015, the Company purchased 50,000 shares of its common stock from our Chief Technical Officer for $1,041.

In August 2015, The Company redeemed 357,143 additional warrants from our Chief Executive Office for a cash payment of $7,500.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and plan of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report. Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements.” Forward-looking statements may also be made in Competitive Companies, Inc.’s other reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”) and in other documents. In addition, from time to time, Competitive Companies, Inc. and its subsidiaries (“CCI,” “we,” “us,” “our,” or the “Company”) through its management may make oral forward-looking statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements.   The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:

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

Due to recent developments in our intellectual property and the continued development of our municipal and governmental relationships along with the addition of key personnel, we believe we will be able to obtain our market entry in the near future. Included in our 30 market entry schedule are optimization strategies for assisting municipalities in leveraging current assets such as utility poles for maximum utilization related to the provisioning of telecommunication services.

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

Wylink Inc., a Texas corporation and wholly owned subsidiary of Wytec, operates and manages a unique sales organization engaged in the sale of Federal Communications Commission (“FCC”) registered links participating in the 70 and 80 gigahertz licensed frequency program (the Program”). The Program allows qualified individuals to own a segment of the “backhaul” infrastructure of the Wytec’s citywide business deployment. A total of eight cities were chosen for initial deployment of the Company’s Registered Link Program. The first market, Columbus, Ohio, has most recently sold out of its Registered Links representing 52 Links averaging $25,000 per Link totaling $1,300,000 in sales. As of August 7, 2015, Wylink has sold 347 Registered Links in eleven markets averaging $31,441 per Link totaling $10,899,480 in sales. There is no assurance, however, as to whether or not Wylink will continue to sell more Registered Links or how many Registered Links Wylink will sell in 2015. Furthermore, with each Registered Link it sells, Wylink incurs a liability to provide and install telecommunications equipment at its cost for the Link owner, and monthly lease payments for access to a portion of the Link’s capacity.

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

Innovation Capital Management, Inc., (“ICM”) operates as the Company’s private equity placement division focused on raising capital and developing joint ventures and acquisitions while Innovation Capital Management, LLC (“ICMLLC”) focuses on structuring strategic marketing relationships for the Company’s products and services. IN 2014, ICM managed an exchange offer with several holders of the Company’s outstanding convertible notes. In the exchange offer, we offered up to 300,000 of units, each unit consisting of one dollar principal amount of 12.5% convertible promissory note of Wytec (the “Exchange Offer Notes”) and one warrant to purchase one share of Wytec’s common stock (“Exchange Offer Warrants”), in exchange for up to $300,000 of outstanding principal amount and accrued but unpaid interest of the Company’s convertible notes, which were then cancelled. The security interest in the Exchange Offer Notes is pari pasu with the security interest securing Wytec’s other outstanding notes. The Exchange Offer Warrants are exercisable for a period of two years after the date of issuance at an exercise price of $3.00 per share. To date, Wytec has issued $111,149 of Exchange Offer Notes and 111,145 Exchange Offer Warrants exercisable until various dates ranging from June 30, 2015 to October 18, 2015. ICM is also managing our exchange offer with Registered Link holders, as discussed in the following paragraph. ICM does not receive any remuneration for its managerial services to the Company and its other Subsidiaries.

ICM also managed our $5,374,480 buyback unit offering for Wytec International, Inc. The offering consisted of 205 units consisting of 4,100,000 shares of Series A Convertible Preferred Stock and Participating Interest. The units were exchangeable for up to 205 registered links owned by Wytec linkholders. Each unit consisted of (1) a pro rata percentage interest in the net profits of the Company, calculated in accordance with generally accepted accounting principles ("GAAP") and distributable on a quarterly basis until the earlier to occur of (a) the date on which the Company becomes a fully reporting company with the Securities and Exchange Commission ("SEC") and its common stock is traded on the NASDAQ Capital Market or higher, or (b) five (5) years from the date of the closing of this offering, and (2) 20,000 shares of the Wytec's Series A Convertible Preferred Stock, each Share of which is convertible into one share of the Wytec's common stock at any time. The Units will share in a total of 33.3% of the Company's net profits. As of August 7, 2015, Wytec had issued 168 units in the buyback unit offering.

Wireless Wisconsin, LLC, a Wisconsin limited liability company (“Wireless WI”), and managed by Capaciti, provides high speed wireless Internet connections to residents in rural communities to include dial-up, DSL and wireless internet services to businesses and residents within various markets throughout rural Wisconsin. Wireless WI operates in both a regulated and non-regulated environment. The Company is planning to install its high capacity wireless technology and begin offering its high capacity broadband services prior to year-end of 2015. Our current plan now includes the delivery of 4G mobile broadband services via WiFi in major and rural markets throughout the United States.

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

Wylink, Inc.

Wylink has supported initial Wytec equipment sales through the development of a unique marketing concept called the Registered Link Program. The Registered Link Program generated Wytec product sales through the promotion of a business opportunity afforded under the FCC 70-80 GHz frequency allocation program. Wylink promotes and sells the opportunity to a qualified applicant allowing the applicant to own and operate its own Registered Link established as a part of the Wytec backhaul network. Registered Link owners receive income from subscribers of the Link including Capaciti’s (CCI subsidiary) commitment to support its Wi-Fi network through commercial and enterprise Internet sales. As of June 30, 2015, Wylink has sold 346 Registered Links in 11 markets averaging $31,400 per Link totaling $10,864,480 in Registered Link sales .

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

Result of Operations for the Six Months Ended June 30, 2015 and 2014

Revenue for the six months ended June 30, 2015 was $50,859, as compared to revenue of $24,841 for the six months ended June 30, 2014. This increase in revenue of $26,018 or 105% was primarily due to links going live in 2015 as well as service subscriptions from Capaciti.

Cost of sales for the six months ended June 30, 2015 was $26,216, an increase of $174, or 1%, from $26,042 for the six months ended June 30, 2014. Our cost of sales increased primarily due to costs related to sales operations.

Gross profit for the six months ended June 30, 2015 was $24,643, an increase of $25,844, or 106%, from ($1,201) for the six months ended June 30, 2014. Our gross profit increased primarily due to improved operations at Capaciti.

General and administrative expenses were $824,999 for the six months ended June 30, 2015, as compared to $2,521,501 for the six months ended June 30, 2014. This resulted in a decrease of $1,696,502 or 67% compared to the same period in 2014. The decrease in our general and administrative expenses was largely a result of commissions, warrants issued for services and testing paid to third parties to assist in the setup and registration of Registered Links sold during the six months ended June 30, 2014 that were not incurred during the six months ended June 30, 2015.

Research and development costs were $6,012 for the six months ended June 30, 2015 versus $-0- of research and development costs for the year six months ended June 30, 2014. The increase in research and development is due to expenses related to the development of Wytec’s LPN-16.

Salary and wage expenses were $398,965 for the six months ended June 30, 2015, as compared to $525,645 for the six months ended June 30, 2014, which resulted in a decrease of $126,680, or 24% compared to the same period in 2014. The decrease in salary and wages is due to compensation adjustments of certain current employees and a reduction in the number of employees.

Depreciation expenses were $106,496 for the six months ended June 30, 2015, as compared to $26,780 for the six months ended June 30, 2014, which resulted in an increase of $79,716, or 298% compared to the same period in 2014. The increase in depreciation expense is due to increased amounts of depreciable property and equipment.

Interest expense for the six months ended June 30, 2015 was $129,622, as compared to $46,374 for the six months ended June 30, 2014. This resulted in an increase of $83,248 or 180% compared to the same period in 2014. The increase was primarily due to warrants issued as part of the refinancing of convertible and nonconvertible debentures in 2015.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for operations. As of June 30, 2015, we had a working capital deficit of $5,841,356. As of June 30, 2015, $5,630,000 of our current liabilities are deferred revenue on Registered Link sales that have been funded by the customer, for which obligations to the customer have not yet been completed.

As of June 30, 2015, $250,639 of our outstanding convertible and non-convertible debentures are in default or mature within the next twelve months and are classified as current liabilities in the accompanying consolidated balance sheet. We plan to remedy the defaults through conversions or through repayments once future financing is secured.

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

As of June 30, 2015, our cash balance was $370,270. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, private placements of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we would be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Issued Accounting Standards

The Company has reviewed the updates issued by the Financial Accounting Standards Board (“FASB”) during the three month period ended June 30, 2015, and determined that the updates are either not applicable to the Company or will not have a material impact on the Company.

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

Our chief executive officer and principal financial officer, William H. Gray, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective as of June 30, 2015. Specifically, our disclosure controls and procedures were not effective in timely alerting our management to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

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

During the three month period ended June 30, 2014, the Company purchased 475,000 shares of its common stock from two officers of the Company at an aggregate cost of $19,285.

During the six month period ended June 30, 2015 issued 298,349 shares of Series B Preferred Stock, pursuant to Rule 506(b) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), to unrelated parties in exchange for $360,000 in cash and repayment of $485,090 in notes outstanding. In addition, the Company issued 5,000 shares of Wytec Common Stock for the exercise of warrants at an exercise price of $1.00 per share.

Item3. Defaults Upon Senior Securities.

As of June 30, 2015, $100,281 of our outstanding convertible and non-convertible debentures are in default.

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

Date: August 7, 2015

