Form 10-Q
period 2015-09-30
COMPETITIVE COMPANIES INC
filed 2015-11-13
CIK 1161706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2015

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

Yes ☐ No ☒

As of November 12, 2015, there were 334,650,120 shares outstanding of the registrant’s common stock.

COMPETITIVE COMPANIES, INC.

FORM 10-Q

September 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Information.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Assets

Current assets:
Cash	$272,931	$318,397
Accounts receivable, net	7,373	7,162
Prepaid expense	1,172	76,041
Total current assets	281,476	401,600

Property and equipment, net	834,884	990,464

Other assets:
Construction in process	421,366	476,099
Software, net	–	3,504
Deposits and other assets	43,610	43,183
	464,976	522,786

Total assets	$1,581,336	$1,914,850

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$184,345	$263,181
Accrued expenses	76,861	161,739
Deferred revenues, net of commissions	5,980,000	4,685,000
Notes payable	–	47,006
Convertible debentures	77,045	676,160
Nonconvertible debentures	29,785	109,210
Total current liabilities	6,348,036	5,942,296

Long-term liabilities:
Convertible debentures	5,000	–

Total liabilities	6,353,036	5,942,296

Stockholders' (deficit):
Controlling interest:
Preferred stock, $0.001 par value 100,000,000 shares authorized:
Class A convertible, no shares issued and outstanding with no liquidation value	–	–
Class B convertible, 1,495,436 shares issued and outstanding with no liquidation value	1,495	1,495
Class C convertible, 1,000,000 shares issued and outstanding with no liquidation value	1,000	1,000
Class D convertible, 100,000 shares issued and outstanding with no liquidation value	100	100
Common stock, $0.001 par value, 500,000,000 shares authorized, 337,167,991 and 335,621,533 shares issued and 334,650,120 and 333,258,662 shares outstanding at September 30, 2015 and December 31, 2014, respectively	337,164	335,618
Additional paid-in capital	6,100,638	5,925,499
Accumulated (deficit)	(17,423,463)	(15,391,514)
Treasury Stock, at cost, 2,517,871 and 2,362,871 shares at September 30, 2015 and December 31, 2014, respectively	(73,718)	(70,548)
Noncontrolling interest	6,285,084	5,170,904
Total stockholders' (deficit)	(4,771,700)	(4,027,446)

Total liabilities and stockholders' (deficit)	$1,581,336	$1,914,850

See accompanying notes to consolidated financial statements.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Revenue	$11,382	$504,832	$62,239	$529,673
Cost of sales	13,700	158,256	39,916	184,298

Gross profit (loss)	(2,318)	346,576	22,323	345,375

Expenses:
General and administrative	458,672	812,720	1,283,670	3,334,221
Research and development	426	–	6,438	–
Salaries and wages	208,841	288,767	607,806	814,413
Depreciation and amortization	52,645	38,976	159,141	65,755
Bad debts	–	–	1,065	–
Total operating expenses	720,584	1,140,463	2,058,120	4,214,389

Net operating loss	(722,902)	(793,887)	(2,035,797)	(3,869,014)

Other income (expense):
Interest expense	(4,324)	(22,929)	(133,946)	(69,303)
Interest income	19	80	29	186
Other income	–	20,458	–	29,826
Other expense	–	–	(150)	–
Total other income (expense)	(4,305)	(2,391)	(134,067)	(39,291)

Net loss	(727,207)	(796,278)	(2,169,864)	(3,908,305)

Net loss attributable to the noncontrolling interest	(41,229)	(42,253)	(137,914)	(170,748)

Net loss attributable to Competitive Companies, Inc.	$(685,978)	$(754,025)	$(2,031,950)	$(3,737,557)

Weighted average number of common shares outstanding - basic and fully diluted	334,008,041	333,413,565	333,511,200	334,308,079

Net loss per share - basic and fully diluted	$–	$–	$(0.01)	$(0.01)

See accompanying notes to consolidated financial statements.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(2,169,864)	$(3,908,305)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	32,125	18,500
Warrants issued for services	–	1,068,150
Depreciation and amortization	159,140	65,755
Decrease (increase) in assets:
Accounts receivable	(211)	(5,636)
Prepaid expenses	78,374	–
Equipment held for installation	–	(43,582)
Deposits and other assets	(427)	(33,075)
Increase (decrease) in liabilities:
Accounts payable	(78,836)	13,082
Accrued expenses	20,799	38,393
Deferred revenues	1,295,000	2,820,520
Net cash provided by (used in) operating activities	(663,900)	33,802

Cash flows from investing activities
Purchases of property and equipment	(3,561)	(305,317)
Purchase of construction in process equipment	(135)	–
Return of construction in process equipment	54,868	–
Net cash provided by (used in) investing activities	51,172	(305,317)

Cash flows from financing activities
Principal payments on notes payable	–	(20,000)
Principal payments on nonconvertible debentures	(111,206)	–
Proceeds from issuance of Wytec common stock	5,000	–
Proceeds from issuance of Wytec preferred stock	676,638	–
Purchase of treasury stock	(3,170)	(49,895)
Net cash provided by (used in) financing activities	567,262	(69,895)

Net increase in cash	(45,466)	(341,410)
Cash - beginning	318,397	901,785
Cash - ending	$272,931	$560,375

Supplemental disclosures:
Interest paid	$30,585	$–
Income taxes paid	$–	$–

Non-cash investing and financing activities:
CCI common stock issued for conversion of CCI convertible debentures	$76,550	$–
Wytec International, Inc. preferred stock issued for conversion of CCI convertible debentures	$68,824	$–
Wytec International, Inc. preferred stock issued for conversion of Wytec convertible debentures	$271,253	$–
Wytec International, Inc. preferred stock issued for exchange of Wytec non-convertible debentures	$230,380	$–
Reclassification of software to prepaid expense	$3,505	$–
Refinanced convertible debentures to nonconvertible debentures	$262,161	$–
Notes payable converted to additional paid-in capital	$68,010	$–
Issuance of Wytec International, Inc. preferred stock to satisfy subscription payable	$–	$4,230,000
Issuance of Wytec International, Inc. preferred stock in exchange for registered links and related equipment	$–	$450,000

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

The consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred continuous losses from operations, has an accumulated deficit of $17,423,463 and a working capital deficit of $6,066,560 at September 30, 2015, and has reported negative cash flows from operations in most periods over the last six years. In addition, the Company does not currently have the cash resources to meet its operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature of the industry in which the Company operates.

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

Note 2 – Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2015	2014
Telecommunication equipment and computers	$1,052,621	$1,049,060
Furniture and fixtures	44,746	44,746
	1,097,367	1,093,806
Less accumulated depreciation	(262,483)	(103,342)
	$834,884	$990,464

Depreciation expense totaled $159,141 and $65,755 for the nine months ending September 30, 2015 and 2014, respectively.

Note 3 – Construction in Process

Construction in process consists of equipment and materials that will be used to construct network property and equipment. Equipment, materials, and certain direct and indirect non-equipment costs are capitalized when each construction project is completed. During the nine months ended September 30, 2015, the Company received a $54,868 vendor credit for the return of equipment that was not used in construction.

Note 4 – Software

Computer software costs include packaged software, customized software, and major modifications and enhancements to the customized computer system and are being amortized using the straight-line method over 3 to 5 year lives. During the nine months ended September 30, 2015, the Company began using the software on an annual subscription basis.

	September 30,	December 31,
	2015	2014
Software	$–	$3,533)
Less accumulated amortization	–	(29)
	$–	$3,504)

Amortization expense was $-0- and $-0- for the nine months ending September 30, 2015 and 2014, respectively.

Note 5 – Notes Payable

The Company has unsecured notes payable to individuals, with original maturity dates ranging from June 5, 2009 to February 23, 2011, totaling $47,006 at December 31, 2014. The notes bear interest at 8%. As of September 30, 2015 all of these notes were converted to equity.

Interest continued to accrue on these notes as long as they remained outstanding. The Company recorded interest expense on notes payable in the amount of $1,880 and $3,762 for the nine months ended September 30, 2015 and 2014, respectively.

Note 6 – Convertible Debentures

The Company has issued unsecured convertible promissory notes at various times from 2008 through 2015. The notes bear interest at rates at 8.0% to 12.5% per annum. The notes mature at various times through June 2017. During the nine months ending September 30, 2015, the Company refinanced $262,161 in convertible debentures to nonconvertible debentures. During the nine months ending September 30, 2015, the Company converted $50,000 of CCI’s convertible promissory notes plus $26,550 of accrued interest to 1,546,458 shares of CCI common stock and, the Company converted $45,000 of CCI’s convertible promissory notes plus $23,824 of accrued interest to 22,941 shares of Wytec series B preferred stock. Also during the nine months ending September 30, 2015, the Company converted $236,954 of Wytec’s convertible promissory notes plus $34,299 of accrued interest to 81,077 shares of Wytec Series B Preferred Stock. At September 30, 2015, convertible debentures totaling $82,045 were outstanding with $8,500 of these convertible notes in default.

The principal balance of each note is convertible into shares of the Company’s common stock. The conversion terms of each note varies, but in general, the notes are convertible at a rate equal to a specified percentage (most range from 80% to 90%) of the Company’s average common stock closing price for a short period of time prior to conversion.

Note 7 – Warrants

The Company currently has a total of 100,452,381 common stock purchase warrants outstanding to purchase a total of 100,452,381 shares of its common stock exercisable until various dates ranging from December 31, 2015 to April 17, 2024, 4,000,000 of which are exercisable at an exercise price of $0.05 per share, 8,000,000 of which are exercisable at an exercise price of $0.01 per share, and 88,452,381 of which are exercisable at an exercise price of $0.025 per share only if the Company achieves certain milestones. As of September 30, 2015 these milestones have not been met.

During the nine months ended September 30, 2015, the Company paid $32,500 to repurchase 1,547,619 of the 90,000,000 CCI common stock purchase warrants issued to the Company’s chief executive officer.

Wytec currently has a total of 2,894,608 common stock purchase warrants outstanding to purchase a total of 2,894,608 shares of Wytec common stock exercisable until various dates ranging from October 18, 2015 to December 31, 2017, 170,000 of which are exercisable at an exercise price of $1.75 per share, 943,839 of which are exercisable at an exercise price of $1.50 per share, 1,000,000 of which are exercisable at an exercise price of $1.25 per share, and 780,769 of which are exercisable at an exercise price of $1.00 per share.

During the nine months ended September 30, 2015, Wytec issued 30,769 common stock purchase warrants pursuant to its exchange offer to Registered Link holders. During the nine months ended September 30, 2015, Wytec issued 294,567 common stock purchase warrants for the settlement of convertible debentures. Also, during the nine months ended September 30, 2015, Wytec issued 318,892 common stock purchase warrants for the sale of Wytec Series B Preferred Stock.

The following is a summary of activity of CCI and Wytec outstanding common stock warrants:

	Number	Number
	of CCI Warrants	of Wytec Warrants
Balance, December 31, 2014	102,000,000	3,261,525

Warrants granted		744,228
Warrants exercised
Warrants repurchased	(1,547,619)
Warrants expired		(1,111,145)
Balance, September 30, 2015	100,452,381	2,894,608

Exercisable, September 30, 2015	12,000,000	2,894,608

Note 8 – Nonconvertible Debenture

During the nine months ending September 30, 2015, the Company refinanced convertible promissory notes totaling $262,161 and bearing interest at 12.5% per annum into non-convertible notes, maturing at various times through December 15, 2015. Also during the nine months ending September 30, 2015, the Company exchanged $230,380 of the non-convertible promissory notes for 76,793 shares of Wytec Series B Preferred Stock. At September 30, 2015, nonconvertible debentures totaling $29,785 were outstanding.

Note 9 – Changes in Stockholders’ Equity (Deficit)

In October 2012, the Company granted employees options to purchase 3,000,000 shares of common stock exercisable at $0.01 per share with a three year vesting schedule and expiration dates four years from the grant date. For the nine month periods ended September 30, 2015 and 2014, the stock-based compensation related to these option grants was $1,500 and $1,500, respectively.

In April 2014, the Company granted 10,000,000 stock options to purchase 10,000,000 shares of its common stock to the Company’s chief executive officer, exercisable at $0.025 per share with a three year vesting schedule and an expiration date of April 17, 2019. For the nine month periods ended September 30, 2015, and 2014 the stock-based compensation related to these option grants was $25,500 and $17,000, respectively.

In September 2014, the Company granted 750,000 options to one employee to purchase 750,000 shares of common, exercisable at $0.02 per share with a three year vesting schedule and an expiration date of September 1, 2018. For the nine month periods ended September 30, 2015 and 2014, the stock-based compensation related to this option grant was $1,875 and $-0- respectively.

In September 2014, the Company granted 750,000 options to one employee to purchase 750,000 shares of common, exercisable at $0.02 per share with a three year vesting schedule and an expiration date of September 1, 2018. In July, 2015 the employee was terminated from the Company and forfeited the options prior to the first vesting milestone. For the nine month periods ended September 30, 2015 and 2014, the stock-based compensation related to this option grant was $1,250 and $-0-, respectively.

In May 2015, the Company granted 750,000 options to one employee to purchase 750,000 shares of common stock, exercisable at $0.02 per share with a three year vesting schedule and an expiration date of May 14, 2019. For the nine month period ended September 30, 2015, the stock-based compensation related to this option grant was $2,000.

During the nine months ending September 30, 2015, the Company issued 1,546,458 shares of CCI common stock for the conversion of $76,550 in convertible debentures and related accrued interest.

During the nine months ending September 30, 2015, the Company issued 205,546 shares of Wytec Series B Preferred stock for $676,638 in cash. During the nine months ending September 30, 2015, the Company issued 113,358 shares of Wytec Series B Preferred Stock for the conversion of $340,077 in convertible debentures and related accrued interest. Also during the nine months ending September 30, 2015, the Company issued 76,793 shares of Wytec Series B Preferred Stock in exchange for $230,380 of nonconvertible debentures.

Note 10 – Treasury Stock

During the nine month period ended September 30, 2015, the Company purchased 155,000 shares of its common stock from officers of the Company at an aggregate cost of $3,170.

Note 11 – Subsequent Events

In October 2015, The Company redeemed 166,666 additional warrants from our Chief Executive Officer for a cash payment of $3,500.

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

Result of Operations for the Nine Months Ended September 30, 2015 and 2014

Revenue for the nine months ended September 30, 2015 was $62,239, as compared to revenue of $529,673 for the nine months ended September 30, 2014. This decrease in revenue of $467,434 or 88% was primarily due to the lower revenue from deferred Link sales during the nine months ended September 30, 2015. We are currently expanding our product lines to increase our revenue through alternative means such as “mobile” 4G services and our Registered Link Program, through which we intend to sell point to point Registered Links between two known GPS coordinates that make up a part of a backhaul network feeding into a microcell mobile broadband network.

Cost of sales for the nine months ended September 30, 2015 was $39,916, a decrease of $144,382, or 78%, from $184,298 for the nine months ended September 30, 2014. Our cost of sales decreased due to the combination of a decrease to the installation of equipment related to the recognition of revenue from deferred Link sales during the nine months ended September 30, 2015.

General and administrative expenses were $1,283,670 for the nine months ended September 30, 2015, as compared to $3,334,221 for the nine months ended September 30, 2014. This resulted in a decrease of $2,050,551 or 62% compared to the same period in 2014. The decrease in our general and administrative expenses was largely a result of a decrease in commissions and testing paid to third parties to assist in the setup and registration of Registered Links sold during the nine months ended September 30, 2015.

Research and development costs were $6,438 for the nine months ended September 30, 2015, as compared to $-0- for the year nine months ended September 30, 2014. The increase in research and development costs is due to expenses related to the development of Wytec’s LPN-16.

Salary and wage expenses were $607,806 for the nine months ended September 30, 2015, as compared to $814,413 for the nine months ended September 30, 2014, which resulted in a decrease of $206,607 or 25% compared to the same period in 2014. The decrease in salary and wages is due to fewer employees and pay decreases for certain employees.

Depreciation expenses were $159,141 for the nine months ended September 30, 2015, as compared to $65,755 for the nine months ended September 30, 2014, which resulted in an increase of $96,386, or 142% compared to the same period in 2014. The increase in depreciation expense is due to increased amounts of depreciable property and equipment.

Interest expense for the nine months ended September 30, 2015 was $133,946, as compared to $69,303 for the nine months ended September 30, 2014. This resulted in an increase of $64,643 or 93% compared to the same period in 2014. The increase was primarily due to the refinancing of convertible and nonconvertible debentures.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for operations. As of September 30, 2015, we had a working capital deficit of $6,066,560. As of September 30, 2015, $5,980,000 of our current liabilities are deferred revenue on Registered Link sales that have been funded by the customer, for which obligations to the customer have not yet been completed.

During the nine months ended September 30, 2015, we used net cash of $663,900 in operating activities as a result of net losses from operations. By comparison, during the nine months ended September 30, 2014, we received net cash of $33,802 in operating activities as a result of deferred revenues.

During the nine months ended September 30, 2015, we received net cash of $51,172 from financing activities as a result of returns of construction in process equipment. By comparison, during the nine months ended September 30, 2014, we used net cash of $305,317 in financing activities as a result of purchases of property and equipment.

Net cash provided by financing activities during the nine months ended September 30, 2015 was $567,262, comprised of proceeds from issuance of Wytec preferred stock. Net cash used in financing activities during the nine months ended September 30, 2014 was $69,895, comprised of purchase of treasury stock and payments on notes payable. Our capital needs have primarily been met through sales-generated income, private placements of our common stock, third party financing, and/or traditional bank financing.

As of September 30, 2015, $8,500 of our outstanding convertible debentures and notes payable are in default or mature within the next twelve months and are classified as current liabilities in the accompanying consolidated balance sheet. We plan to remedy the defaults through conversions or through repayments once future financing is secured.

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

As of September 30, 2015, our cash balance was $272,931. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, private placements of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we would be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Issued Accounting Standards

The Company has reviewed the updates issued by the Financial Accounting Standards Board (“FASB”) during the nine month period ended September 30, 2015, and determined that the updates are either not applicable to the Company or will not have a material impact on the Company.

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

Our chief executive officer and principal financial officer, William H. Gray, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective as of September 30, 2015. Specifically, our disclosure controls and procedures were not effective in timely alerting our management to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

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

Item 2. Unregistered Sales of Equity Securities.

During the nine month period ended September 30, 2015, the Company issued 1,546,458 shares of our common stock to unrelated parties in exchange for the conversion of $76,550 of convertible debentures and related accrued interest. These shares were issued pursuant to Rule 506(b) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

During the nine month period ended September 30, 2015, Wytec International, Inc. issued 415,697 shares of Series B Preferred Stock, pursuant to Rule 506(b) of Regulation D of the securities Act of 1933, as amended (the “Securities Act”), to unrelated parties in exchange for $613,621 in cash and repayment of $513,113 in Wytec International, Inc. convertible debentures and related accrued interest, and repayment of $7,386 in Competitive Companies, Inc, convertible debentures and related accrued interest.

In April 2014, Wytec International, Inc issued 3,320,000 shares of Series A Preferred Stock to unrelated parties in exchange for registered link obligations and equipment. These shares were issued pursuant to Rule 506(b) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

Item 3. Defaults Upon Senior Securities.

As of September 30, 2015, $8,500 of our outstanding convertible and non-convertible debentures are in default.

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

Date: November 12, 2015

