Form 10-K
period 2015-12-31
COMPETITIVE COMPANIES INC
filed 2016-03-30
CIK 1161706

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2015, based on a closing price of $0.03 was approximately $10,032,325 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by OTC-QB Market).

The number of shares of common stock, $0.001 par value, outstanding on March 30, 2016 was 334,224,469 shares.

COMPETITIVE COMPANIES, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2015

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

Due to developments in our intellectual property and the continued development of our municipal and governmental relationships along with the addition of key personnel and consultants, management intended to enter into 30 markets by year-end 2015. This strategy was redesigned to reduce market entry costs and enhance marketing capabilities along with the development of a commissioned based agent sales channel. Included in our market entry schedule are new products and services for small and medium businesses and our continued optimization strategies for assisting municipalities in leveraging current assets such as utility poles for maximum utilization related to the provisioning of telecommunications and machine to machine (“M2M”) services.

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

CCI is currently in high-level discussions with multiple municipal governments including Columbus, Ohio, San Antonio, Texas and Denver, Colorado where we have been developing a core millimeter wave network for 4G/5G Wi-Fi and related high sped broadband services throughout the central business district of these cities. Currently our network design is capable of delivering bandwidth services of up to 1.5 gigabits per second to a wide range of customers including small, midsize and large corporate operations located in Tier One, Tier Two, and Tier Three (the term “Tier” defines the population size of the link location) cities throughout the United States. Our millimeter wave technology serves as the backbone for our platform networks capable of supporting a host of high capacity data throughput objectives.

On December 18, 2015, Wytec performed an outside speed test on the first LPN-16 working prototype and produced record performance speeds in excess of 500 Mbps to a smart phone and 600 Mbps to a laptop computer. These and earlier speed test results enabled us, through Wytec, to consummate our first services agreement with the City of Columbus. Wytec has now substantially completed its footprint coverage of the Central Business District (“CBD”) of Columbus, Ohio with more than 100 high speed access points providing, among other services, direct connections to public safety devices, high capacity Wi-Fi access to commercial enterprises and the extension of the Company’s Small Cell deployment designed for carrier offload and other enterprise services.

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

Wylink Inc., a Texas corporation and wholly owned subsidiary of Wytec (“Wylink”), operates and manages a unique sales organization engaged in the sale of Federal Communications Commission (“FCC”) registered links participating in the 70 and 80 gigahertz licensed frequency program (the “Program”). The Program allows qualified individuals to own a segment of the “backhaul” infrastructure of Wytec’s city-wide business deployment. A total of eight cities were chosen for initial deployment of Wylink’s Registered Link Program. The first market, Columbus, Ohio sold out of its Registered Links representing 52 Links averaging $25,000 per Link totaling $1,300,000 in sales. As of March 30, 2016, Wylink has sold 367.5 Registered Links in 14 markets averaging $31,612 per Link totaling $11,617,500 in Registered Link sales.There is no assurance as to whether or not Wylink will sell more Registered Links or how many Registered Links Wylink will sell in 2016. Furthermore, with each Registered Link it sells, Wylink incurs liability to provide and install telecommunications equipment at its cost for the Link owner, and monthly lease payments for access to a portion of the Link’s capacity.

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

Capaciti Networks, Inc., a Texas corporation (“CNI”), is a wholly owned subsidiary of CCI, and was formed on August 12, 2013 to provide marketing services for our internet products and services to small and medium businesses, as well as commercial and enterprise clients. Capaciti has entered into an agreement with Wytec pursuant to which CNI will act as a master agent with respect to the use of Wytec’s “online quote system” called “WyQuote” which caters to direct agents who sell telecommunications products and services to small, medium and enterprise customers. Current online quote systems list both wired and wireless Internet service products. The Wytec quote system listsfixed and mobile wireless Internet services. The system also provides an information portal to educate users of the benefits of today’s advanced fixed wireless technology versus its wired counterpart. We believe that master agents, such as CNI, will now be able to empower their direct agents on the benefits and positive differences of fixed wireless. Our research has shown that there are more than 100,000 direct agents utilizing the services of master agents providing more than 60% of all telecommunication products and services sold in the United States.

On December 15, 2015, CNI entered into a Private Label Wireless Services Agreement pursuant to which CNI will be able to provide managed wireless services, including products, wireless data cards, back office platform and rate plans, to end users through multiple carriers. CNI expects to use the services to market and sell white-labeled services under the one or more brand(s) established by CNI to its end users.

Innovation Capital Management, Inc., (“ICM”) operates as the Company’s private equity placement division focused on raising capital and developing joint ventures and acquisitions while Innovation Capital Management, LLC (“ICMLLC”) focuses on structuring strategic marketing relationships for the Company’s products and services. ICM managed an exchange offer with several holders of the Company’s outstanding convertible notes. In the exchange offer, we offered up to 300,000 units, each unit consisting of one dollar principal amount of 12.5% convertible promissory note of Wytec (the “Exchange Offer Notes”) and one warrant to purchase one share of Wytec’s common stock (“Exchange Offer Warrants”), in exchange for up to $300,000 of outstanding principal amount and accrued but unpaid interest of the Company’s convertible notes, which would then be cancelled. The security interest on the Exchange Offer Notes is pari passu with the security interest securing Wytec’s other outstanding notes. The Exchange Offer Warrants are exercisable for a period of two years after the date of issuance at an exercise price of $3.00 per share. To date, Wytec has issued $111,149 of Exchange Offer Notes and 111,145 Exchange Offer Warrants exercisable until various dates ranging from June 30, 2015 to October 18, 2015. The Exchange Offer Warrants all expired as of December 31, 2015. ICM also managed our exchange offer with Registered Link holders, as discussed in the following paragraph. ICM does not receive any remuneration for its managerial services to the Company and its other Subsidiaries.

ICM also managed our $5,374,480 buyback unit offering for Wytec International, Inc. The offering consisted of 205 units consisting of 4,100,000 shares of Series A Convertible Preferred Stock and Participating Interest. The units were offered for exchange for up to 205 registered links owned by Wytec linkholders. Each unit consists of (1) a pro rata percentage interest in the net profits of the Company, calculated in accordance with generally accepted accounting principles ("GAAP") and distributable on a quarterly basis until the earlier to occur of (a) the date on which the Company becomes a fully reporting company with the Securities and Exchange Commission ("SEC") and its common stock is traded on the NASDAQ Capital Market or higher, or (b) five (5) years from the date of the closing of this offering, and (2) 20,000 shares of the Wytec's Series A Convertible Preferred Stock, each share of which is convertible into one share of the Wytec's common stock at any time. The Units will share in a total of 33.3% of the Company's net profits. As of March 30, 2016, Wytec had issued 168 units in the buyback unit offering.

Wireless Wisconsin, LLC, a Wisconsin limited liability company (“Wireless WI”), managed by Capaciti, provides high speed wireless Internet connections to residents in rural communities to include dial-up, DSL and wireless internet services to businesses and residents within various markets throughout rural Wisconsin. Wireless WI operates in both a regulated and non-regulated environment. The Company is planning to install its high capacity wireless technology and begin offering its high capacity broadband services by the end of 2016. Our current plan now includes the delivery of 4G mobile broadband services via WiFi in major and rural markets throughout the United States.

Product Revenues from Subsidiary Products and Services

Wytec International, Inc. Wytec International, Inc. is currently developing its next generation of point-to-point and point-to-multipoint millimeter equipment and technology in multiple licensed and “limited” licensed frequencies, including the 60, 71-76, 81-86, and 92-95 GHz bands. This technology has most recently come to the forefront as a significant piece in delivering 4G and emerging 5G telecommunications services because of its high capacity internet throughput features. These features enable a further high capacity delivery to a microcell or “small cell” network ultimately delivering 100+ Mbps bandwidth to 4G mobile devices such as smartphones, i-pads and laptops. Management believes that the Wytec network design is one of the few 4G/5G networks to comply with the International Mobile Telecommunications Advanced (“IMT-A”) standards of 4G technology in North America. Wytec has developed its proprietary millimeter wave platform network in the CBDs of Columbus, Ohio, San Antonio, Texas, and Denver, Colorado. Additional market developments will be determined by the Company’s enhanced marketing and sales program utilizing independent telecommunication sales agents located across the United States. Latest mobile broadband speed tests in San Antonio, Texas have produced “mobile” broadband speeds in excess of 600 Mbps for a laptop and over 500 Mbps for a smart phone.

Additionally, Wytec has generated interest in multiple relationships involving key back-end support such as Wytec’s contract with Level 3 Communications (“Level 3”). Level 3 operates a Tier 1 network providing core transport, IP, voice, video, and content delivery for most of the Internet carriers in North America, Latin America, Europe, and selected cities in Asia. Level 3 is also the largest competitive local exchange carrier (“CLEC”) in the United States. Wytec’s contractual relationship with Level 3 opens the door for Wytec to market its equipment and services to more than 500 U.S. locations including 55 foreign countries. Wytec’s master service agreement with Level 3 also provides rooftop access at no extra charge to every property owned by Level 3. We believe this negotiated agreement is the first of its kind for a wireless provider and gives the Company certain cost advantages in network deployments.

Wytec’s current product development involves the design of a “small cell” radio called the LPN-16 designed to meet the stringent bandwidth needs of both government “first responder” services as well as “carrier offload” services and expansion of services from Wytec’s millimeter wave core network for municipal Wi-Fi and small and medium businesses. Management believes the LPN-16 radio is the first of its kind specifically developed to participate in the Small Cells as a Service (“SCaaS”) market which management forecasts will exceed $6.5 billion by 2018. In addition to the SCaaS market, management believes the LPN-16 radio will support the needs of the massive growth of the Machine to Machine (“MtoM”) and “wearable technologies” market which management forecasts to exceed $2 trillion within the same time frame.

Wytec’s LPN-16 radio is proprietary intellectual property of Wytec for which management filed a provisional patent application on March 12, 2014 for U.S. and international patent protection rights and is a significant part of Wytec’s intelligent community Wi-Fi network. Much of the design and engineering of the LPN-16 radio has been completed and a functional unit is currently being tested in San Antonio, Texas with download speeds exceeding 500Mbps to a 4G LTE smartphone. Management had expected the LPN-16to be commercially ready during the third quarter of 2015, however due to developments in the market place and the opportunity to expand the LPN’s service capabilities, management altered the production schedule to better coincide with manufacturing costs and potential modifications to the LPN unit. With the success of the unit being tested in San Antonio, management is planning to conduct live field tests in several markets and expects participants for testing the radio to include government (federal, state and municipal), mobile service operators (carriers), and multiple application service providers.

WyQuote is a proprietary quoting and ordering system designed by Wytec. We believe that the WyQuote system is the nation’s first online-real-time ordering and quoting system designed solely for wireless services, both fixed and mobile wireless. The WyQuote system is similar in nature to systems used to order “wired” services such as cable and DSL. We believe WyQuote’s unique features address and overcome many of the ordering delays experienced by telecommunication agents selling other services and, for the first time in the industry, provides a real-time quoting option for competitive wireless solutions for commercial Internet services as compared to cable and DSL offerings. WyQuote is currently in live testing with customers and agents. A full commercial launch is scheduled for later in the first quarter of 2016.

Wylink, Inc. Wylink has supported initial Wytec equipment sales through the development of a unique marketing concept called the Registered Link Program. The Registered Link Program generated Wytec product sales through the promotion of a business opportunity afforded under the FCC 70-80 GHz frequency allocation program. Wylink promotes and sells the opportunity to a qualified applicant allowing the applicant to own and operate its own Registered Link established as a part of the Wytec backhaul network. Registered Link owners receive income from subscribers of the Link including Capaciti’s (CCI subsidiary) commitment to support its Wi-Fi network through commercial and enterprise Internet sales. As of March 30, 2016, Wylink has sold 367.5 Registered Links in 14 markets averaging $31,612 per Link totaling $11,617,500 in Registered Link sales.

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

Services Revenue

Much of the service revenue for CCI is expected to be generated through the use of the Wytec network including fixed and mobile wireless services offered by CCI’s Subsidiaries according to the services delivered.

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

Capacity Service Offerings

Internet Services. Capaciti, Inc. was designed to market Internet services on behalf of the networks being designed and developed by Wytec. The offerings include but are not limited to fixed and mobile wireless service offerings to both residential and commercial Internet customers. In November 2013, Capaciti began selling mobile Wi-Fi through its contractual relationship with Pronto Networks allowing Wi-Fi services to be marketed in the CBD of Columbus, Ohio. To date, Capaciti has accepted over 240 mobile Wi-Fi connections and believes this service offering will grow with the advent of independent telecom sales agents in the geographical marketing area, local digital and print marketing efforts and as users discover the record breaking speed of the network, delivering more than 100 Mbps to a smart phone and more than 200 Mbps to a laptop.

Capaciti also offers Internet services through its operation in Eau Claire, Wisconsin called Wireless Wisconsin and currently generates sales of approximately $3,000 per month. Wireless Wisconsin also offers both DSL and dial-up internet via a wholesale relationship with Ikano Wholesale. This wholesale relationship provides multiple territory access to many markets throughout North America and allows the Company to expand its coverage nationwide.

Principal Suppliers

During the year ended December 31, 2015, CCI, through its Subsidiaries, had various suppliers for its dial-up and high-speed internet connections. In July 2013, CCI signed a contract with Level 3 Communications, Inc. to provide Tier 1 Internet access in more than 500 U.S. cities. To date, the Company has “turned up” cities with initial propagation and equipment installation in Columbus, Ohio, San Antonio, Texas, and Denver, Colorado. On October 15, 2013, CCI signed a contract with Pronto Networks for Wi-Fi authentication services enabling Wi-Fi access services to be provided via a mobile device such as smart phones, i-pads and laptops sold by the hour, day or week. The service includes integration services through Boingo and Ipass. Since inception, 240 subscribers have signed on to CCI’s network in Columbus, Ohio. Management believes that new and enhanced marketing efforts utilizing a telecom agent channel and related marketing campaigns will result in increased usage of all network elements. Additionally, CCI contracts with Ikano Wholesale DSL in supporting its U.S. residential DSL and dial-up services.

Customers

During the years ended December 31, 2015 and 2014, revenues derived from mobile wireless services provided by Capaciti in San Antonio, Texas totals $44,344 in 2015 and $25,787 in 2014, internet access services provided by Wireless Wisconsin in Eau Claire, Wisconsin totaled $36,461 in 2015 and $40,192 in 2014, and revenues derived from Registered Link sales provided by Wylink totaled $-0- in 2015 and $250,000 in 2014.

Competition and Market Overview

CCI is transitioning into providing information communications technology (“ICT”) as well as professional, technical, and management telecommunications support services to a wide range of market customers including municipalities, governments, education, large venues, transportation, and similar sectors desirous of or planning a “smart/intelligent” city infrastructure. The telecommunications industry is highly competitive, rapidly evolving, and subject to technology changes. Additionally, there are numerous telecommunications service companies that conduct extensive advertising campaigns to capture market share. CCI believes that the principal competitive factors affecting its business will be the continued advancement of private/public partnership development, competitive pricing levels, network performance, speed and data capacity efficiency, customer service, and the variety of data plans offered as well as improved marketing efforts through professional independent telecommunication agents. Our ability to compete effectively will depend upon our continued ability to maintain high-quality, market-driven services at prices generally equal to or below those charged by competitors. To maintain a competitive posture, CCI believes that it must be in a position to reduce its prices in order to meet reductions in rates, if any, by others. Any such reductions could reduce profitability and make it cost prohibitive to continue as a going concern. Many of CCI’s current and potential competitors have financial, personnel, and other resources, including brand name recognition, greater than ours, as well as other competitive advantages.

Within the telecommunications industry sector, CCI competes principally with traditional local phone companies serving an area, including but not limited to AT&T, BellSouth, and Verizon. While these providers have name recognition, we believe CCI utilizes next generation technology to offer competitive pricing in various products and services related to 4G and emerging 5G mobile broadband services. The Company is currently marketing its products through Wylink, but has not achieved and does not expect to achieve a significant market share for any of its resale transport services in the short run. Recent regulatory initiatives allow newer local phone companies to connect with traditional local phone company facilities. Although this provides increased business opportunities for CCI, such connection opportunities have been, and likely will continue to be, accompanied by increased pricing flexibility for and relaxation of regulatory oversight of the traditional local telephone companies.

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

Intellectual Property

The Company, through Wytec, is owner of an interest in five (5) United States Patents directly related to LMDS or millimeter technology. The Company is currently in the process of developing its next generation of the technology (the LPN-16) to include substantial improvements in software integration, multiple frequencies and attachment capabilities. To protect this newer advanced technology, Wytec filed a provisional patent application in 2014 with the United States Office of Patents and Trademarks, and international patent applications ultimately for several foreign countries for the same technology in 2015.

Employees

As of December 31, 2015, we and our Subsidiaries had ten (10) full-time employees, including two (2) executive officers. Currently, there are no organized labor agreements or union agreements between us and our employees.

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

Item 1A. Risk Factors.

Risks Relating with Our Business and Marketplace

We have incurred losses since inception and expect to incur losses for the foreseeable future. In addition, our poor financial condition raises substantial doubt about our ability to continue as a going concern. Our net losses for the years ended December 31, 2015 and 2014 were $2,948,112 and $5,072,168, respectively. As of December 31, 2015, we had $1,085,113 in cash available to finance our operations and a working capital deficit of $5,483,266.  Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of securities, issuances of convertible notes, and sales of Registered Links by Wylink to satisfy working capital requirements. We will continue to be dependent upon the proceeds of future private offerings of our securities to fund development of products, short-term working capital requirements, marketing activities and to continue implementing our current business strategy. We cannot assure that we will be able to raise the necessary capital to continue operations.

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

Without realization of additional capital, it would be unlikely for us to continue as a going concern. As a result of our working capital deficit at December 31, 2015, and other factors, our auditors have included an explanatory paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty. The going concern qualification may adversely impact our ability to raise the capital necessary for the continuation of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located at 19206 Huebner Road, Suite 202, San Antonio, Texas, where we lease approximately 3,400 square feet of office space pursuant to a two year lease agreement which was renewed on November 1, 2015. Our monthly lease payment is currently $5,412. On November 1, 2016 it will increase to $5,520 per month and on November 1, 2017 it will increase to $5,630 per month until the lease expires on October 31, 2018. The Company has the ability to extend the lease on month to month basis at the end of the current lease term.

Wireless WI’s operations are located in Eau Claire, Wisconsin, where we lease approximately 860 square feet of office and warehouse space for approximately $815 per month. The lease expired on September 30, 2013 and we currently lease the space on a month to month basis.

Wytec has entered into multiple rooftop lease agreements for the placement of equipment used in the buildout of the Company’s Millimeter Wave Network. The monthly lease payments range from $100 to $575 per month and the leases expire from 2018 to 2024.

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

	December 31, 2015		December 31, 2014
	High	Low	High	Low
1st Quarter	$0.020	$0.010	$0.055	$0.012
2nd Quarter	$0.036	$0.011	$0.029	$0.014
3rd Quarter	$0.030	$0.011	$0.024	$0.016
4th Quarter	$0.030	$0.011	$0.032	$0.015

The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

The Company is authorized to issue 500,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 100,000,000 shares of preferred stock, par value $0.001 per share, 100,000 of which have been designated as Class D Preferred Stock, 100,000 of which are issued and outstanding as of December 31, 2015. Each share of Class D Preferred Stock has a par value of $0.001 and the equivalent of 2,500 votes. The Class D Preferred Stock is not convertible into the Company’s common stock and has no rights to dividends and virtually no rights to liquidation preference. The liquidation preference of each share of the Class D Preferred Stock is its par value.

As of December 31, 2015, the Company is currently researching the validity of the authorization and issuance of Class A, Class B and Class C Preferred Stock.  The Company has found no evidence of a Certificate of Designation or any other document on file with the Nevada Secretary of State for these classes of Preferred Stock.  The Company will attempt to contact the owners of these shares, and expects to reach a conclusion as to their validity in 2016.

As of March 30, 2016, there were 682 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of March 30, 2016, there were 334,224,469 shares of common stock outstanding on record.

We have never declared or paid dividends on our Common Stock and have no plan to do so in the immediate future.

Wytec’s authorized capital stock consists of 495,000,000 shares of common stock, par value $0.001 per share, of which 25,005,000 shares are issued and outstanding as of December 31, 2015. Our authorized capital stock also includes 20,000,000 shares of Preferred Stock, par value $0.001, 4,100,000 of which have been designated as Series A Preferred Stock, 3,360,000 of which are issued and outstanding, and 6,650,000 of which have been designated as Series B Preferred Stock, 831,161 of which are issued and outstanding. Holders of common stock are entitled to one vote per share held of record on all matters submitted to a vote of stockholders. The holders of common stock do not have cumulative voting rights in the election of directors. Accordingly, the holders of a majority of the outstanding shares of common stock entitled to vote in any election of directors may elect all of the directors standing for election. Subject to preferential rights with respect to any series of preferred stock that may be issued, holders of the common stock are entitled to receive ratably such dividends as may be declared by the board of directors on the common stock out of funds legally available therefore and, in the event of a liquidation, dissolution or winding-up of our affairs, are entitled to share equally and ratably in all of our remaining assets and funds.

Wytec’s Series A Preferred Stock is nonvoting capital stock but may be converted into voting common stock of Wytec. Each share of Series A Preferred Stock is convertible at the option of the holder at any time after issuance into one share of common stock, subject to adjustment from time to time in the event (i) Wytec subdivides or combines its outstanding common stock into a greater or smaller number of shares, including stock splits and stock dividends; or (ii) of a reorganization or reclassification of our common stock, the consolidation or merger of Wytec with or into another company, the sale, conveyance or other transfer of substantially all of our assets to another corporation or other similar event, whereby securities or other assets are issuable or distributable to the holders of our outstanding common stock upon the occurrence of any such event; or (iii) of the issuance by us to the holders of our common stock of securities convertible into, or exchangeable for, such shares of common stock. Each outstanding share of Series A Preferred Stock will automatically convert into one share of common stock (a) if Wytec common stock commences public trading on the NASDAQ Capital Market or better, (b) if the Series A Preferred Stockholder receives distributions from the Net Profits Pool equal to the original purchase price paid for their Registered Links, or (c) five years after the date of issuance of the Series A Preferred Stock. The Subsidiary does not have any other right to require a conversion of the Series A Preferred Stock into common stock. The Subsidiary does not have the option to redeem outstanding shares of Series A Preferred Stock. A holder of the Series A Preferred Stock has no preemptive rights to subscribe for any additional shares of any class of stock of Wytec or for any issue of bonds, notes or other securities convertible into any class of stock of Wytec. In the event of a liquidation, dissolution or winding-up of Wytec, whether voluntary or otherwise, after payment of our debts and other liabilities, the holders of the Series A Preferred Stock will be entitled to receive from our remaining net assets, before any distribution to the holders of the common stock, the amount of $1.50 per share. After payment of the liquidation preference to the holders of the Series A Preferred Stock and payment of any other distributions that may be required with respect to any other series of Preferred Stock, our remaining assets, if any, will be distributed ratably to the holders of the common stock and the holders of the Series A Preferred Stock on an as-if converted basis.

Wytec’s Series B Preferred Stock is voting capital stock. The holders of the Series B Preferred Stock will vote on an as-converted basis with the common stock on all matters submitted to a vote of the shareholders of Wytec. The holders of the Series B Preferred Stock are not entitled to any dividends unless and until the Series B Preferred Stock is converted into common stock. Each share of Series B Preferred Stock is convertible at the option of the holder at any time after issuance into one share of common stock, subject to adjustment from time to time in the event (i) Wytec subdivides or combines its outstanding common stock into a greater or smaller number of shares, including stock splits and stock dividends; or (ii) of a reorganization or reclassification of our common stock, the consolidation or merger of Wytec with or into another company, the sale, conveyance or other transfer of substantially all of our assets to another corporation or other similar event, whereby securities or other assets are issuable or distributable to the holders of our outstanding common stock upon the occurrence of any such event; or (iii) of the issuance by us to the holders of our common stock of securities convertible into, or exchangeable for, such shares of common stock. Each outstanding share of Series B Preferred Stock will automatically convert into one share of common stock at a conversion rate equal to the lesser of $3.00 per share or 75% of the average closing price of our common stock as quoted on the public securities trading market on which our common stock is then traded with the highest volume, for ten (10) consecutive trading days immediately after the first day of public trading of Wytec common stock if Wytec’s common stock commences public trading on the NASDAQ Capital Market or better, but in any event no less than $2.50 per share or at $3.00 per share five years after the date of issuance of the Series B Preferred Stock. We do not have any other right to require a conversion of the Series B Preferred Stock into common stock. We do not have the option to redeem outstanding shares of Series B Preferred Stock. In the event of a liquidation, dissolution or winding-up of Wytec, whether voluntary or otherwise, after payment of our debts and other liabilities, the holders of the Series B Preferred Stock will be entitled to receive from our remaining net assets, before any distribution to the holders of the common stock, and pari pasu with the payment of a liquidation preference of $1.50 per share to the holders of the Series A Preferred Stock, the amount of $3.00 per share. After payment of the liquidation preference to the holders of the Series A Preferred Stock and the Series B Preferred Stock, and payment of any other distributions that may be required with respect to any other series of Preferred Stock, our remaining assets, if any, will be distributed ratably to the holders of the common stock, the holders of the Series A Preferred Stock, and the holders of the Series B Preferred Stock on an as-if converted basis.

Equity Compensation Plan and Information

2012 Stock Incentive Plan

On October 10, 2012, in order to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success, the Company, through its board of directors, adopted an equity incentive plan (the “Plan”), pursuant to which 25,000,000 shares of our common stock are reserved for issuance as awards to employees, directors, consultants and other service providers. Under the Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code and non-qualified stock options. The incentive stock options may only be granted to employees. Nonstatutory stock options may be granted to employees, directors and consultants. The Plan is administered by our board of directors until such time as such authority has been delegated to a committee of the board of directors. The Plan was ratified by our shareholders in September 2013. As of the date of this report, 15,250,000 stock options have been granted and 13,500,000 remain outstanding under the Plan.

Plan and Non Plan Stock Option Grants

The following table sets forth information as of December 31, 2015, regarding outstanding options granted under the plan and options reserved for future grant under the plan.

Plan Category	Number of shares to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of shares remaining available for future issuance under equity compensation plans

Equity compensation plans approved by stockholders	13,500,000	$0.02	11,500,000

Non Plan Equity compensation	0	$0	0

Total	13,500,000	$0.02	11,500,000

Warrants

CCI currently has a total of 87,571,429 common stock purchase warrants outstanding to purchase a total of 87,571,429 shares of its common stock exercisable until April 17, 2024, and are exercisable at an exercise price of $0.025 per share only if the Company achieves certain milestones. As of December 31, 2015 these milestones have not been met.

During the year ended December 31, 2015, the Company paid $51,000 to repurchase 2,428,571 of the 90,000,000 unvested CCI common stock purchase warrants held by the Company’s chief executive officer.

Wytec currently has a total of 2,805,672 common stock purchase warrants outstanding to purchase a total of 2,805,672 shares of Wytec common stock exercisable until various dates through December 31, 2016, 170,000 of which are exercisable at an exercise price of $1.75 per share, 1,310,672 of which are exercisable at an exercise price of $1.50 per share, 75,000 of which are exercisable at an exercise price of $1.45 per share, 500,000 of which are exercisable at an exercise price of $1.25 per share, and 750,000 of which are exercisable at an exercise price of $1.00 per share.

Recent Sales of Unregistered Securities

The Company did not issue any securities during the fiscal year ending December 31,2015 in transactions exempt from registration that were not previously included in a Quarterly Report on Form 10-Q or in a Report on Form 8-K.

Issuer Purchases of Equity Securities

The Company repurchased a total of 394,292 shares of its outstanding common stock during the year ended December 31, 2015, from employees of the Company for $8,170.

During the year ended December 31, 2015, the Company repurchased 2,428,571 of the 90,000,000 CCI common stock purchase warrants issued to the Company’s chief executive officer for $51,000.

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

Overview of Current Operations

For the years ended December 31, 2015 and 2014, we incurred net losses of $2,948,112 and $5,072,168 respectively.  Our accumulated deficit at the end of December 31, 2015 was $18,136,863.  We have a history of operating losses and expect to continue incurring losses for the foreseeable future. We cannot anticipate when, if ever, our operations will become profitable. We expect to incur significant net losses as we invest in our technology, expand our markets and pursue our business strategy. We intend to invest significantly in our business before we expect cash flow from operations to be adequate to cover our operating expenses. If we are unable to execute our business strategy and grow our business, either as a result of the risks identified in this annual report or for any other reason, our business, prospects, financial condition and results of operations will be adversely affected.

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

Revenue Recognition

Our main source of revenue currently is through the Company’s subsidiary, Capaciti Networks, where the sales of both wired and wireless services, including products, wireless data cards, back office platform and rate plans to their commercial and enterprise clients. As such, we recognize revenues from our wired and wireless internet services in the month in which we provide services. Services provided but not billed by the end of the year are reflected as unbilled receivables in the accompanying consolidated balance sheets; likewise, services billed in advance for future months are reflected in deferred revenues in the accompanying consolidated balance sheets.

A second source of revenue is through the Company’s subsidiary, WW. Our revenue is recognized when persuasive evidence of an arrangement exists; delivery of our services has occurred; our price to our customer is fixed or determinable; and collectability of the sales price is reasonably assured. As such, we recognize revenues from our dial-up and broadband internet services in the month in which we provide services. Services provided but not billed by the end of the year are reflected as unbilled receivables in the accompanying consolidated balance sheets; likewise, services billed in advance for future months are reflected in deferred revenues in the accompanying consolidated balance sheets.

A third source of revenue is through the Company’s subsidiary, Wylink, where the sales of FCC Registered Links sales, as well as the necessary equipment and installation of the equipment, are sold to qualified individuals. Revenue is recognized once the link has been registered on behalf of the customer and the necessary equipment has been installed and is ready for use. Amounts collected from the customer prior to completion of all obligations to the customer are recorded as deferred revenue. Commission expense is recorded in the period in which the commission from the sale has been earned and paid, even though the revenue from the sale may not be recognized until a future period.

Stock-Based Compensation

All share based-based payments to service providers or employees, including grants of employee stock options, are recognized in the income statement based upon their fair values. Stock issued for services, stock-based compensation and expenses related to stock option awards totaled $42,750 and $30,000 for the years ended December 31, 2015 and 2014, respectively.

Result of Operations for the Years Ended December 31, 2015 and 2014

Revenues for the year ended December 31, 2015 was $80,806 compared to revenues of $405,878 for the year ended December 31, 2014. This resulted in a decrease in revenues of $325,072, or 80%.  Our revenues decreased in 2015 compared to 2014 due to lower total amount of links recognized as revenue from the prior year.

Cost of sales for the year ended December 31, 2015 was $51,975, a decrease of $100,918, or 66%, from $152,893 for the year ended December 31, 2014.  Our cost of sales decreased primarily due reduction of costs incurred in the operation of our Registered Links Program from which we have recognized -$-0- in link revenue for the year ended December 31, 2015.

General and administrative expenses were $1,789,783 for the year ended December 31, 2015, as compared to $3,962,893 for the year ended December 31, 2014.  This resulted in a decrease of $2,173,110 or 55%.  The decrease in our general and administrative expenses was largely a result of a decrease in the commissions paid for link sales. Commission expense is recorded in the period in which the commission form the link sale has been earned and paid, even though the revenue from the sale may not be recognized until a future period.

Salary and wage expenses were $814,499 for the year ended December 31, 2015, versus $904,803 of salary and wage expenses for the year ended December 31, 2014, which resulted in an increase a decrease of $90,304, or 10%.  The decrease in salary and wages is due to the decrease in compensation paid during the year to the current employees as well as a reduction in overall staff. The number of employees has decreased from 11 full time employees in 2014 to 10 full time employees in 2015.

Research and development costs were $22,358 for the year ended December 31, 2015 versus $336,491 of research and development costs for the year ended December 31, 2014, which resulted in a decrease of $314,133, or 93%. The decrease in research and development is due to a reduction in expenses incurred in the development of Wytec’s LPN-16.

Depreciation expense was $212,002 for the year ended December 31, 2015, versus $103,661 for the year ended December 31, 2014, resulting in an increase of $108,341 or 105%.  The increases are principally due to the placement of additional property and equipment in service in the latter half of 2014.

Interest expenses were $136,959 for the year ended December 31, 2015, versus $88,979 of interest expense for the year ended December 31, 2014, which resulted in an increase of $47,980, or 54%. The increase was primarily due to payoff convertible and non-convertible debentures and related accrued interest during 2015.

Other income is $-0- for the year ended December 31, 2015, versus $38,590 for the year ended December 31, 2014, resulting in aa decrease of $38,590 or 100%.  The decrease is principally due to no reimbursements from the State of Texas for workforce credits during the year.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources. As of December 31, 2015, we had a working capital deficit of $5,483,266. Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.

However, should we not be able to continue to secure additional financing when needed, we may be required to slow down or suspend our growth or reduce the scope of our current operations, any of which would have a material adverse effect on our business.

During the year ended December 31, 2015, the Company repurchased a total of 394,292 shares of common stock, at an aggregate cost of $8,170.

Our future capital requirements will depend on many factors, including the expansion of our wireless internet services in the CBDs and rural markets; VoIP services; additional marketing of the (800) services; the cost and availability of third-party financing for development; addition of new revenue sources; and administrative and legal expenses.

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

Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $18,136,863 and a working capital deficit of $5,483,266 at December 31, 2015, and have reported negative cash flows from operations over the last six years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Competitive Companies, Inc.

We have audited the accompanying consolidated balance sheets of Competitive Companies, Inc. and subsidiaries (collectively, the “Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Competitive Companies, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Padgett, Stratemann & Co., L.L.P.
San Antonio, Texas

March 30, 2016

COMPETITIVE COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
Assets

Current assets:
Cash	$1,085,113	$318,397
Accounts receivable, net	4,328	7,162
Prepaid expenses	8,200	76,041
Total current assets	1,097,641	401,600

Property and equipment, net	782,194	990,464

Other assets:
Construction in process	359,900	476,099
Software, net	–	3,504
Deposits and other assets	43,610	43,183
	403,510	522,786

Total assets	$2,283,345	$1,914,850

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$253,975	$262,821
Accrued expenses	65,932	161,739
Deferred revenues, net of commissions	6,242,500	4,685,000
Notes payable	–	47,006
Convertible debentures	18,500	676,160
Nonconvertible debenture	–	109,210
Total current liabilities	6,580,907	5,941,936

Total liabilities	6,580,907	5,941,936

Stockholders' (deficit):
Controlling interest:
Preferred stock, $0.001 par value 100,000,000 shares authorized:
Class A, no shares issued and outstanding with no liquidation value	–	–
Class B, 1,495,436 shares issued and outstanding with no liquidation value	1,495	1,495
Class C, 1,000,000 shares issued and outstanding with no liquidation value	1,000	1,000
Class D, 100,000 shares issued and outstanding with no liquidation value	100	100
Common stock, $0.001 par value, 500,000,000 shares authorized, 337,167,991 shares and 335,621,533 shares issued, 334,410,828 and 333,258,662 shares outstanding at December 31, 2015 and December 31, 2014, respectively	337,164	335,618
Additional paid-in capital	6,111,263	5,925,499
Accumulated (deficit)	(18,136,863)	(15,391,154)
Treasury stock, at cost, 2,757,163 and 2,362,871 shares at December 31, 2015 and December 31, 2014, respectively	(78,718)	(70,548)
Noncontrolling interest	7,466,997	5,170,904
Total stockholders' (deficit)	(4,297,562)	(4,027,086)

Total liabilities and stockholders' (deficit)	$2,283,345	$1,914,850

See accompanying notes to financial statements.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2015	2014

Revenue	$80,806	$405,878
Cost of sales	51,975	152,893

Gross profit	28,831	252,985

Expenses:
General and administrative	1,789,783	3,962,893
Salaries and wages	814,499	904,803
Research and development	22,358	366,491
Depreciation and amortization	212,002	103,661
Bad debts	1,235	–
Total operating expenses	2,839,877	5,337,848

Net operating loss	(2,811,046)	(5,084,863)

Other income (expense):
Interest income	43	224
Interest expense	(136,959)	(88,979)
Other income	–	38,950
Other expense	(150)	–
Gain on sale of property and equipment	–	62,500
Total other income (expense)	(137,066)	12,695

Net loss	$(2,948,112)	$(5,072,168)

Net loss attributable to the noncontrolling interest	$(202,403)	$(300,803)

Net loss attributable to Competitive Companies, Inc.	$(2,745,709)	$(4,771,365)

Weighted average number of common shares outstanding - basic and fully diluted	333,787,781	333,670,218

Net loss per share - basic and fully diluted	$(0.01)	$(0.02)

See accompanying notes to financial statements.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

	Class A		Class B		Class C		Class D
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2013	–	$–	1,495,436	$1,495	1,000,000	$1,000	100,000	$100	335,621,533	$335,618

Wytec warrants issued for extension of debts	–	–	–	–	–	–	–	–

CCI warrants issued for services	–	–	–	–	–	–	–	–	–	–

Wytec warrants issued for services	–	–	–	–	–	–	–	–	–	–

Issuance of Wytec International, Inc. preferred stock to satisfy subscription payable	–	–	–	–	–	–	–	–	–	–

Issuance of Wytec International, Inc. preferred stock in exchange for registered links and related equipment	–	–	–	–	–	–	–	–	–	–

Stock-based compensation expense	–	–	–	–	–	–	–	–	–	–

Purchase of treasury stock	–	–	–	–	–	–	–	–	–	–

Net loss for the year ended December 31, 2014	–	–	–	–	–	–	–	–	–	–

Balance, December 31, 2014	–	$–	1,495,436	$1,495	1,000,000	$1,000	100,000	$100	335,621,533	$335,618

Stock-based compensation expense	–	–	–	–	–	–	–	–	–	–

CCI shares issued for conversion of debt	–	–	–	–	–	–	–	–	1,546,458	1,546

Adjustment for Warrants issued for extended notes payable	–	–	–	–	–	–	–	–	–	–

Issuance of Wytec International, Inc. preferred stock to satisfy subscription payable	–	–	–	–	–	–	–	–	–	–

Issuance of Wytec International, Inc. Series B preferred stock	–	–	–	–	–	–	–	–	–	–

Issuance of Wytec International, Inc. Series B preferred stock for CCI Notes	–	–	–	–	–	–	–	–	–	–

Issuance of Wytec International, Inc. Series B preferred stock for Wytec Notes	–	–	–	–	–	–	–	–	–	–

Purchase of treasury stock	–	–	–	–	–	–	–	–		–

Net loss for the year ended December 31, 2015	–	–	–	–	–	–	–	–	–	–

Balance, December 31, 2014	–	$–	1,495,436	$1,495	1,000,000	$1,000	100,000	$100	337,167,991	$337,164

See accompanying notes to financial statements.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) (continued)

	Treasury Stock		Additional	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Paid-in Capital	(Deficit)	Interest	(Deficit)
Balance, December 31, 2013	470,000	$(20,653)	$5,443,499	$(10,619,789)	$–	$(4,858,730)

Wytec warrants issued for extension of debts	–	–	–	–	125,557	125,557

CCI warrants issued for services	–	–	452,000	–	–	452,000

Wytec warrants issued for services	–	–	–	–	616,150	616,150

Issuance of Wytec International, Inc. preferred stock to satisfy subscription payable	–	–	–	–	4,280,000	4,280,000

Issuance of Wytec International, Inc. preferred stock in exchange for registered links and related equipment	–	–	–	–	450,000	450,000

Stock-based compensation expense	–	–	30,000	–	–	30,000

Purchase of treasury stock	1,892,871	(49,895)	–	–	–	(49,895)

Net loss for the year ended December 31, 2014	–	–	–	(4,771,365)	(300,803)	(5,072,168)

Balance, December 31, 2014	2,362,871	$(70,548)	$5,925,499	$(15,391,154)	$5,170,904	$(4,027,086)

Stock-based compensation expense	–	–	42,750	–	–	42,750

CCI shares issued for conversion of debt	–	–	75,004	–	–	76,550

Adjustment for Warrants issued for extended notes payable	–	–	68,010	–	–	68,010

Issuance of Wytec International, Inc. preferred stock to satisfy subscription payable	–	–	–	–	65,000	65,000

Issuance of Wytec International, Inc. Series B preferred stock	–	–	–	–	1,863,040	1,863,040

Issuance of Wytec International, Inc. Series B preferred stock for CCI Notes	–	–	–	–	68,824	68,824

Issuance of Wytec International, Inc. Series B preferred stock for Wytec Notes	–	–	–	–	501,632	501,632

Purchase of treasury stock	394,292	(8,170)	–	–	–	(8,170)

Net loss for the year ended December 31, 2015	–	–	–	(2,745,709)	(202,403)	(2,948,112)

Balance, December 31, 2014	2,757,163	$(78,718)	$6,111,263	$(18,136,863)	$7,466,997	$(4,297,562)

See accompanying notes to financial statements.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	Ended December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(2,948,112)	$(5,072,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	42,750	30,000
Warrants issued for services	–	1,068,150
Writedown of construction in progress equipment	54,092	–
Depreciation	212,002	103,661
Gain on asset disposal	–	(62,500)
Decrease (increase) in assets:
Accounts receivable	2,834	3,496
Prepaid expenses	71,346	(6,733)
Deposits and other assets	(427)	(33,075)
Increase (decrease) in liabilities:
Accounts payable	(8,846)	70,773
Accrued expenses	9,870	45,284
Deferred revenues	1,557,500	3,845,520
Net cash used in operating activities	(1,006,991)	(7,592)

Cash flows from investing activities
Purchases of property and equipment	(3,734)	(505,901)
Purchase of construction in progress equipment	(135)	–
Return of construction in progress equipment	62,242	–
Net cash provided by (used in) investing activities	58,373	(505,901)

Cash flows from financing activities
Principal payments on short term and convertible debts	(204,536)	(20,000)
Proceeds from issuance of Wytec common stock	5,000	–
Proceeds from issuance of Wytec Series B preferred stock	1,923,040	–
Purchase of treasury stock	(8,170)	(49,895)
Net cash provided by (used in) financing activities	1,715,334	(69,895)

Net increase (decrease) in cash	766,716	(583,388)
Cash - beginning	318,397	901,785
Cash - ending	$1,085,113	$318,397

Supplemental disclosures:
Interest paid	$43,019	$–
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Issuance of Wytec International, Inc. preferred stock in exchange for deferred revenue obligations	$–	$4,280,000
Issuance of Wytec International, Inc. preferred stock in exchange for registered links and related equipment	$–	$450,000
Warrants issued for convertible debentures and accrued interest	$–	$125,557
Reclassification of equipment held for installation to property and equipment	$–	$714,804
Reclassification of property and equipment to construction in progress	$–	$476,099
Sale of property and equipment in exchange for deferred revenue obligations	$–	$220,000
Issuance of CCI common stock for conversion of CCI convertible debentures	$76,550	$–
Issuance of Wytec International, Inc. Preferred Stock Series B in exchange for CCI Notes	$68,824	$–
Issuance of Wytec Series B Preferred Stock for conversion of Wytec convertible debentures	$271,252	$–
Issuance of Wytec Series B Preferred Stock for conversion of Wytec non-convertible debentures	$230,380	$–
Notes payable converted to additional paid-in capital	$68,010	$–
Reclassification of software to prepaid expenses	$3,505	$–

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities:

Name of Entity (1)	Form of Entity	State of Incorporation	Relationship	Abbreviated Reference
Competitive Companies, Inc.	Corporation	Nevada	Parent	CCI
Capaciti Networks, Inc.	Corporation	Texas	Subsidiary (2)	CNI
Competitive Communications, Inc.(3)	Corporation	California	Subsidiary (2)	COMM
CCI Residential, Inc.(3)	Corporation	California	Subsidiary (2)	CCIR
Innovation Capital Management, Inc.	Corporation	Delaware	Subsidiary (2)	ICMI
Innovation Capital Management, LLC	Limited Liability Corporation	Delaware	Subsidiary (2)	ICML
Wireless Wisconsin, LLC	Limited Liability Corporation	Wisconsin	Subsidiary (2)	WW
Wytec International, Inc.	Corporation	Nevada	Subsidiary (5)	WYTECI
Wylink, Inc.	Corporation	Texas	Subsidiary (4)	WYLINK

(1) Certain non-operational holding companies have been excluded.

(2) Wholly-owned subsidiary of Competitive Companies, Inc.

(3) Inactive since discontinuing its operations in California in 2009

(4) Wholly-owned subsidiary of Wytec International, Inc.

(5) Competitive Companies, Inc. owns 86% of the issued and outstanding stock of this subsidiary.

The consolidated financial statements herein contain the operations of the wholly owned subsidiaries listed above. All significant inter-company transactions have been eliminated in the preparation of these financial statements. The parent company, CCI and subsidiaries will be collectively referred to herein as the “Company”, or “CCI”.

Revenue Recognition

Our main source of revenue currently is through the Company’s subsidiary, Capaciti Networks, where the sales of both wired and wireless services, including products, wireless data cards, back office platform and rate plans to their commercial and enterprise clients. As such, we recognize revenues from our wired and wireless internet services in the month in which we provide services. Services provided but not billed by the end of the year are reflected as unbilled receivables in the accompanying consolidated balance sheets; likewise, services billed in advance for future months are reflected in deferred revenues in the accompanying consolidated balance sheets.

A second source of revenue is through the Company’s subsidiary, WW. Our revenue is recognized when persuasive evidence of an arrangement exists; delivery of our services has occurred; our price to our customer is fixed or determinable; and collectability of the sales price is reasonably assured. As such, we recognize revenues from our dial-up and broadband internet services in the month in which we provide services. Services provided but not billed by the end of the year are reflected as unbilled receivables in the accompanying consolidated balance sheets; likewise, services billed in advance for future months are reflected in deferred revenues in the accompanying consolidated balance sheets.

A third source of revenue is through the Company’s subsidiary, Wylink, where the sales of FCC Registered Links sales, as well as the necessary equipment and installation of the equipment, are sold to qualified individuals. Revenue is recognized once the link has been registered on behalf of the customer and the necessary equipment has been installed and is ready for use. Amounts collected from the customer prior to completion of all obligations to the customer are recorded as deferred revenue. Commission expense is recorded in the period in which the commission from the sale has been earned and paid, even though the revenue from the sale may not be recognized until a future period.

Allowance for Doubtful Accounts

We evaluate the allowance for doubtful accounts on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible. The allowance for doubtful accounts was $6,380 and $5,145 at December 31, 2015 and 2014.

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

Basic and Diluted Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2015 and 2014, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

All share-based payments to service providers or employees, including grants of employee stock options, are recognized in the income statement based upon their fair values. Stock and stock options were issued for services and compensation was $42,750 and $30,000 for the years ended December 31, 2015 and 2014, respectively.

Advertising

We expense advertising costs as they are incurred. These expenses approximated $13,640 and $384,230 for the years ended December 31, 2015 and 2014, respectively.

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

Reclassifications

During 2015, the Company identified a math error in the 2014 Consolidated Statement of Operations, totaling $360.  The 2014 error has been corrected, and appropriate reclassifications to retained earnings and accounts payable have been made, in this year’s financial statements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 entitled Revenue from Contracts with Customers (Topic 606). The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods or services. We are subject to this guidance effective with financial statements we issue for the year ending December 31, 2018, and the quarterly periods during that year. The Company has not yet selected a transition method and is currently evaluating the effect the updated standard will have on the consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases, requiring entities that lease assets, referred to as “lessees”, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases.  For leases which meet the criteria of short-term, lessees may elect an accounting policy to not recognize lease assets and liabilities and expense lease payments on a straight-line basis. A short-term lease is one in which the lease term is 12 months or less and there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise.  Under current GAAP, lessees apply a classification test to determine the accounting for the lease arrangements as either capital leases, whereby the lease assets and liabilities would be recognized on the balance sheet, or operating leases, whereby the lessees would not recognize lease assets and liabilities.  This ASU will be effective for the Company for fiscal years beginning after December 15, 2018, and for interim periods therein. The Company is currently evaluating the effects the adoption of this guidance will have on its consolidated financial statements.

Note 2 – Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $18,136,863 and a working capital deficit of $5,483,266 at December 31, 2015, and have reported negative cash flows from operations for six of the previous seven years. In addition, we expect to have ongoing requirements for capital investment to implement our business plan. Finally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

Note 3 – Property and Equipment

Property and equipment consist of the following:

	December 31,
	2015	2014
Telecommunication equipment and computers	$1,052,792	$1,049,060
Furniture and fixtures	44,746	44,746
	1,097,538	1,093,806
Less accumulated depreciation	(315,344)	(103,342)
	$782,194	$990,464

Depreciation expense totaled $212,002 and $103,661 for the years ended December 31, 2015 and 2014, respectively.

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

Note 5– Notes Payable

The Company has unsecured notes payable to individuals, with original maturity dates ranging from June 5, 2009 to February 23, 2011, totaling $47,006 at December 31, 2014. The notes bear interest at 8%. As of December 31, 2015 all of these notes were converted to equity.

Interest continued to accrue on these notes as long as they remained outstanding. The Company recorded interest expense on notes payable in the amount of $1,880 and $3,761 for the years ended December 31, 2015 and 2014, respectively.

Note 6– Convertible Debentures

The Company has issued unsecured convertible promissory notes at various times from 2008 through 2015. The notes bear interest at rates at 8.0% to 12.5% per annum. The notes mature at various times through June 2017. During the year ended December 31, 2015, the Company converted $50,000 of CCI’s convertible promissory notes plus $26,550 of accrued interest to 1,546,458 shares of CCI common stock and, the Company converted $45,000 of CCI’s convertible promissory notes plus $23,824 of accrued interest to 22,941 shares of Wytec series B preferred stock. Also during the year ended December 31, 2015, the Company converted $467,334 of Wytec’s convertible promissory notes plus $34,298 of accrued interest to 167,210 shares of Wytec Series B Preferred Stock. At December 31, 2015, convertible debentures totaling $18,500 were outstanding with $6,000 of these convertible notes in default.

The principal balance of each note is convertible into shares of the Company’s common stock. The conversion terms of each note varies, but in general, the notes are convertible at a rate equal to a specified percentage (most range from 80% to 90%) of the Company’s average common stock closing price for a short period of time prior to conversion.

Note 7 – Warrants

CCI currently has a total of 87,571,429 common stock purchase warrants outstanding to purchase a total of 87,571,429 shares of its common stock exercisable until April 17, 2024, all of which are exercisable at an exercise price of $0.025 per share only if the Company achieves certain milestones. As of December 31, 2015 these milestones have not been met.

During the year ended December 31, 2015, the Company paid $51,000 to repurchase 2,428,571 of the 90,000,000 unvested CCI common stock purchase warrants held by the Company’s chief executive officer.

Wytec currently has a total of 2,805,672 common stock purchase warrants outstanding to purchase a total of 2,805,672 shares of Wytec common stock exercisable until various dates ranging from October 18, 2015 to December 31, 2017, 170,000 of which are exercisable at an exercise price of $1.75 per share, 1,310,672 of which are exercisable at an exercise price of $1.50 per share, 75,000 of which are exercisable at an exercise price of $1.45 per share, 500,000 of which are exercisable at an exercise price of $1.25 per share, and 750,000 of which are exercisable at an exercise price of $1.00 per share.

During the year ended December 31, 2015, Wytec issued 294,567 common stock purchase warrants for the settlement of convertible debentures. Also, during the year ended December 31, 2015, Wytec issued 760,725 common stock purchase warrants in conjunction with its sale of Wytec Series B Preferred Stock.

The following is a summary of activity of CCI and Wytec outstanding common stock warrants:

	Number of CCI Warrants	Number of Wytec Warrants

Balance, December 31, 2013	12,725,000	2,011,100
Warrants granted	90,000,000	2,250,380
Warrants exercised	–	–
Warrants expired	725,000	999,955
Balance, December 31, 2014	102,000,000	3,261,525

Warrants granted	–	1,055,292
Warrants exercised	–	5,000
Warrants repurchased	2,428,571	–
Warrants expired	12,000,000	1,506,145
Balance, December 31, 2015	87,571,429	2,805,672

Exercisable, December 31, 2015	87,571,429	2,805,672

Note 8– Nonconvertible Debenture

During the year ended December 31, 2015, the Company refinanced convertible promissory notes totaling $262,161 and bearing interest at 12.5% per annum into non-convertible notes, maturing at various times through December 15, 2015. Also during the year ended December 31, 2015, the Company exchanged $230,380 of the non-convertible promissory notes plus $34,299 of accrued interest for 76,793 shares of Wytec Series B Preferred Stock.

During the year ended December 31, 2014, the Company refinanced a convertible promissory note totaling $109,210 and bearing interest at 12.5% per annum into a non-convertible note.

Note 9–Stockholders’ Equity (Deficit)

The Company is authorized to issue 500,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 100,000,000 shares of preferred stock, par value $0.001 per share, 100,000 of which have been designated as Class D Preferred Stock, 100,000 of which are issued and outstanding as of December 31, 2015. Each share of Class D Preferred Stock has a par value of $0.001 and the equivalent of 2,500 votes. The Class D Preferred Stock is not convertible into the Company’s common stock and has no rights to dividends and virtually no rights to liquidation preference. The liquidation preference of each share of the Class D Preferred Stock is its par value.

As of December 31, 2015, the Company is currently researching the validity of the authorization and issuance of Class A, Class B and Class C Preferred Stock.  The Company has found no evidence of a Certificate of Designation or any other document on file with the Nevada Secretary of State for these classes of Preferred Stock.  The Company will attempt to contact the owners of these shares, and expects to reach a conclusion as to their validity in 2016.

Wytec’s authorized capital stock consists of 495,000,000 shares of common stock, par value $0.001 per share, of which approximately 25,005,000 shares are issued and outstanding as of December 31, 2015. Our authorized capital stock also includes 20,000,000 shares of Preferred Stock, par value $0.001, 4,100,000 of which have been designated as Series A Preferred Stock, 3,360,000 of which are issued and outstanding, and 6,650,000 of which have been designated as Series B Preferred Stock, 831,161 of which are issued and outstanding. Holders of common stock are entitled to one vote per share held of record on all matters submitted to a vote of stockholders.

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

Wytec’s Series A Preferred Stock is nonvoting capital stock but may be converted into voting common stock of Wytec. Each share of Series A Preferred Stock is convertible at the option of the holder at any time after issuance into one share of common stock, subject to adjustment from time to time in the event (i) Wytec subdivides or combines its outstanding common stock into a greater or smaller number of shares, including stock splits and stock dividends; or (ii) of a reorganization or reclassification of our common stock, the consolidation or merger of Wytec with or into another company, the sale, conveyance or other transfer of substantially all of our assets to another corporation or other similar event, whereby securities or other assets are issuable or distributable to the holders of our outstanding common stock upon the occurrence of any such event; or (iii) of the issuance by us to the holders of our common stock of securities convertible into, or exchangeable for, such shares of common stock.

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

Wytec’s Series B Preferred Stock is voting capital stock. The holders of the Series B Preferred Stock will vote on an as-converted basis with the common stock on all matters submitted to a vote of the shareholders of Wytec. The holders of the Series B Preferred Stock are not entitled to any dividends unless and until the Series B Preferred Stock is converted into common stock. Each share of Series B Preferred Stock is convertible at the option of the holder at any time after issuance into one share of common stock, subject to adjustment from time to time in the event (i) Wytec subdivides or combines its outstanding common stock into a greater or smaller number of shares, including stock splits and stock dividends; or (ii) of a reorganization or reclassification of our common stock, the consolidation or merger of Wytec with or into another company, the sale, conveyance or other transfer of substantially all of our assets to another corporation or other similar event, whereby securities or other assets are issuable or distributable to the holders of our outstanding common stock upon the occurrence of any such event; or (iii) of the issuance by us to the holders of our common stock of securities convertible into, or exchangeable for, such shares of common stock. Each outstanding share of Series B Preferred Stock will automatically convert into one share of common stock at a conversion rate equal to the lesser of $3.00 per share or 75% of the average closing price of our common stock as quoted on the public securities trading market on which our common stock is then traded with the highest volume, for ten (10) consecutive trading days immediately after the first day of public trading of Wytec common stock if Wytec's common stock commences public trading on the NASDAQ Capital Market or better, but in any event no less than $2.50 per share or at $3.00 per share five years after the date of issuance of the Series B Preferred Stock. We do not have any other right to require a conversion of the Series B Preferred Stock into common stock. We do not have the option to redeem outstanding shares of Series B Preferred Stock. In the event of a liquidation, dissolution or winding-up of Wytec, whether voluntary or otherwise, after payment of our debts and other liabilities, the holders of the Series B Preferred Stock will be entitled to receive from our remaining net assets, before any distribution to the holders of the common stock, and pari pasu with the payment of a liquidation preference of $1.50 per share to the holders of the Series A Preferred Stock, the amount of $3.00 per share. After payment of the liquidation preference to the holders of the Series A Preferred Stock and the Series B Preferred Stock, and payment of any other distributions that may be required with respect to any other series of Preferred Stock, our remaining assets, if any, will be distributed ratably to the holders of the common stock, the holders of the Series A Preferred Stock, and the holders of the Series B Preferred Stock on an as-if converted basis.

During the year ended December 31, 2015, the Company issued 1,546,458 shares of CCI common stock for the conversion of $76,550 in convertible debentures and related accrued interest.

During the year ended December 31, 2015, the Company issued 5,000 shares of Wytec Common Stock for $5,000 in cash.

During the year ended December 31, 2015, the Company issued 641,010 shares of Wytec Series B Preferred stock for $1,923,040 in cash. During the year ended December 31, 2015, the Company issued 113,358 shares of Wytec Series B Preferred Stock for the conversion of $271,252 in convertible debentures and related accrued interest. Also during the year ended December 31, 2015, the Company issued 76,793 shares of Wytec Series B Preferred Stock in exchange for $230,380 of nonconvertible debentures.

Note 10– Common Stock Options

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

On October 10, 2012, the Company granted three employees options to purchase a total of 3,000,000 shares of common stock exercisable at $0.01 per share with a three year vesting schedule beginning March 19, 2013 and expiration dates between March 19, 2016 and August 21, 2016. In August 2015, one of the employees resigned from the Company and forfeited his 1,000,000 options. For the years ending December 31, 2015 and 2014, the stock-based compensation related to these options was $667 and $667, respectively. For the years ending December 31, 2015 and 2014, the stock-based compensation related to the remaining options was $1,333 and $1,333, respectively.

On April 17, 2014, the Company granted 10,000,000 stock options to purchase 10,000,000 shares of its common stock to the Company’s Chief Executive Officer, exercisable on a cash or cashless basis at $0.025 per share with a three year vesting schedule and an expiration date of April 17, 2019. The stock-based compensation expense for the year ended December 31, 2015 and 2014 was $34,000 and $25,500, respectively. The expense for the options is valued at zero due to certain Company benchmarks that are required before the options are exercisable. Management believes that these benchmarks are not likely to be met prior to the expiration of the options.

In September 2014, the Company granted 750,000 options to one employee to purchase 750,000 shares of common stock, exercisable at $0.02 per share with a three year vesting schedule and an expiration date of September 1, 2018. The stock-based compensation expense for these options for the year ended December 31, 2015 and 2014 was $2,500 and $1,250, respectively.

In September 2014, the Company granted 750,000 options to one employee to purchase 750,000 shares of common, exercisable at $0.02 per share with a three year vesting schedule and an expiration date of September 1, 2018. In July 2015 the employee was terminated from the Company and forfeited the options prior to the first vesting milestone. The stock-based compensation expense for these options for the year ended December 31, 2015 and 2014 was $1,250 and $1,250, respectively.

In May 2015, the Company granted 750,000 options to one employee to purchase 750,000 shares of common stock, exercisable at $0.02 per share with a three year vesting schedule and an expiration date of May 14, 2019. For the year ended December 31, 2015, the stock-based compensation related to this option grant was $3,000.

The following is a summary of activity of outstanding stock options under the 2005 and 2012 Stock Option Plans:

	Number of Shares	Weighted Average Exercise Price

Balance, December 31, 2013	3,000,000	$0.01
Options expired	–	–
Options cancelled	–	–
Options granted	11,500,000	$0.02
Options exercised	–	–
Balance, December 31, 2014	14,500,000	$0.02

Options expired	–	–
Options cancelled	1,750,000	–
Options granted	750,000	0.02
Options exercised	–	–
Balance, December 31, 2015	13,500,000	$0.02
Exercisable, December 31, 2015	3,500,000	$0.01

The weighted average remaining contractual term of options outstanding at December 31, 2015 is 3.30 years.

Note 11 – Treasury Stock

For the year ended December 31, 2015, the Company purchased 394,292 shares of its common stock at an aggregate cost of $8,170.

Note 12– Income Taxes

For the years ended December 31, 2015 and 2014, the Company incurred net operating losses and, accordingly, no current provision for income taxes has been recorded. In addition, no benefit for deferred income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2015, the Company had approximately $16,500,000 of federal and state net operating loss carryforwards. The net operating loss carry forwards, if not utilized, will begin to expire in 2026.

The components of the Company’s deferred tax asset are as follows:

	December 31, 2015	December 31, 2014
Deferred tax assets:
Net operating loss carry forwards	$6,435,701	$5,780,078
Total deferred tax assets	$6,435,701	$5,780,078

Net deferred tax assets before valuation allowance	$6,435,701	$5,780,078
Less: Valuation allowance	(6,435,701)	(5,780,078)
Net deferred tax assets	$–	$–

The federal income tax benefit expected by the application of a 34% corporate income tax rate to pre-tax net loss differs from the actual benefit recorded due to the valuation allowance recorded for 2015 and 2014. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2015 and 2014.

Note 13 – Commitments and Contingencies

The Company leases its office space in San Antonio, Texas and Eau Claire, Wisconsin. The Company renewed its current lease agreement for its office space in San Antonio, Texas on November 1, 2015 for a two year term with lease payments starting at $5,412 per month and increasing on November 1, 2016 to $5,520 per month. The monthly lease payment will increase to $5,630 on November 1, 2017 until the lease expires on October 31, 2018. The Company pays approximately $815 per month on a month-to-month basis for its office space in Eau Claire, Wisconsin. Wytec has entered into multiple rooftop lease agreements for the placement of equipment used in the buildout of the Company’s Millimeter Wave Network. The monthly lease payments range from $100 to $575 per month and the leases expire from 2018 to 2024.

Total rent expense for office space and rooftop equipment placement was $150,964 and $148,307 for the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2015, the future minimum lease payments are as follows:

Year Ended December 31,
2016	$138,876
2017	134,913
2018	113,656
2019	44,661
2020	43,836
Thereafter	127,260
$603,202

Note 14 – Subsequent Events

On January 28, 2016, the Company paid off a convertible note in the amount of $6,000 plus accrued interest of $3,181 through January 28, 2016.

From January 1, 2016 to March 31, 2016, the Company redeemed 2,071,428 warrants from our chief executive officer for total cash payments of $43,500.

On January 22, 2016, the Company purchased 186,259 common stock shares from an employee for a cash payment of $5,000.

On January 28, 2016, the Company refunded $35,000 to a linkholder in consideration for the return of a Link purchase.

On February 10, 2016, the Company refunded $34,530 to a linkholder in consideration for the return of a Link purchase.

On March 15, 2016, the Company refunded $34,530 to a linkholder in consideration for the return of a Link purchase.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer during the year ended December 31, 2015, William Gray, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, Mr. Gray concluded that our disclosure controls and procedures are not effective, which are discussed below in more detail, in timely alerting him to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2015 for the following reasons.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended December 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2015 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

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

Education experience - Mr. Gray attended Navarro Jr. College, Howard Payne University and Texas A&M University majoring in Psychology.

Angus Davis has been a key employee of the Company since July 2012 and a director of the Company since April 2014. Mr. Davis has also been a director of Wytec since April 2014, the chief strategy officer of Wytec since January 2014, and was a key employee of Wytec from July 2012 to January 2014. Mr. Davis has been a senior executive and advisor in strategic operational planning and process improvement for 15 years. Prior to joining CCI from July 2007 to July 2012, Mr. Davis worked for the Texas Division of Teen Challenge as vocational coordinator in charge of product development, manufacturing operations and personnel management. His area of expertise is in creating value, building high-performance teams, and leading sophisticated business transactions. Mr. Davis also worked as the senior principal strategist for Rainmaker Marketing Corporation, where he worked in the design and development of senior housing services and program management for private developers. Mr. Davis also led a project team of architects, attorneys, and specialized consultants in the first $200 million public bond float for a private developer in New Orleans after hurricane Katrina. He helped design and implement the Americans Rebuilding America program which provides a multi-million dollar A-rated bonding facility for service-disabled veteran contractors. Mr. Davis is an army veteran with seven years of service in the United States Army and Army Reserve. Mr. Davis oversees our intelligent community strategy and public private partnership alliances and has a degree in business management from American Intercontinental University, which he received in October 2004.

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

Nominating Committee. We do not have a nominating committee or nominating committee charter. Our board of directors performs some of the functions associated with a nominating committee. We elected not to have a nominating committee during the year ended December 31, 2015, in that we had limited operations and resources.

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

The board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for board membership. Rather, the board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director. During 2015, the Company received no recommendation for directors from its stockholders.

Report of the Audit Committee

Our board of directors has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2015 with senior management. The board of directors has also discussed with Padgett, Stratemann & Co., LLP (“PS&Co.”), our independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from PS& Co. required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The board of directors has discussed with PS&Co. the independence of PS&Co. as our auditors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires executive officers and directors, and persons who beneficially own more than ten percent of an issuer’s common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of December 31, 2015, they were current in their filings.

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

The Elements of Our Compensation Program

Base Salary. Executive officer base salaries are based on job responsibilities and individual contribution. The board reviews the base salaries of our executive officers, including our Named Executive Officer, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. As of December 31, 2015, our Named Executive Officer does not have an employment agreement with us, and remains employed without a formal agreement. The Company has “at will” employment agreement with Angus Davis. Additional factors reviewed by the board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2015, all executive officer base salary decisions were approved by the board of directors.

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

Executive Officer Compensation

The following table sets forth the compensation of our executive officers for the years ended December 31, 2015 and 2014, respectively:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards ($)	All Other Compensation	Total

William Gray, (1)	2015	$90,309	$-0-	$-0-	[options and warrant]	$85,000	$175,309
Chief Executive Officer, President, Chief Financial Officer	2014	$128,400	$15,000	$-0-		$22,087	$165,487
Tina Bagley, (2)	2015	$93,997	$-0-	$-0-		$1,724	$95,721
Former Corporate Secretary	2014	$85,867	$-0-	$-0-		$1,797	$87,664
Robert Merola, (3)	2015	$96,207	$-0-	$-0-		$6,742	$102,949
Former Chief Technical Officer of Wytec	2014	$125,190	$15,000	$-0-		$2,308	$42,498
Angus Davis, (4)	2015	$88,002	$-0-	$-0-		$1,707	$89,709
Chief Strategy Officer of Wytec	2014	$80,250	$-0-	$-0-		$1,812	$82,062

(1)	Mr. Gray was appointed as Chief Executive Officer on February 10, 2009. Commencing August 1, 2010, Mr. Gray began to receive annual compensation of $120,000 and an automobile allowance of $500 per month. Mr. Gray was entitled to be issued shares of our common stock pursuant to the acquisition by the Company from him of new businesses on April 2, 2009. On February 11, 2010, 3,000,000 of those shares were issued, of which Mr. Gray subsequently exchanged 500,000 shares in a private transaction. The remaining 542,871 shares were issued on June 30, 2010. The shares were not issued as compensation expense. On or about August 15, 2013, Mr. Gray was issued 100,000 shares of the Company’s Series D Preferred Stock. The shares were issued as $100 in compensation expense. On April 17, 2014, Mr. Gray was granted 10,000,000 stock options to purchase 10,000,000 shares of the Company’s common stock, exercisable on a cash or cashless basis at $0.025 per share on a three year vesting schedule, expiring on April 17, 2019. On April 17, 2014, Mr. Gray was also issued 90,000,000 warrants to purchase 90,000,000 shares of the Company’s common stock, exercisable on a cash or cashless basis at $0.025 per share, vesting only upon the achievement of certain milestones by the Company. During 2015, the Company repurchased 2,428,571 of the 90,000,000 unvested warrants in exchange for $51,000, and as of December 31, 2015, only 87,571,429 of the original unvested warrants remain.

(2)

On April 4, 2014, Ms. Tina Bagley was appointed as the corporate secretary of the Company and Wytec. Ms. Bagley receives an annual salary of $85,867, owns 4,500,000 shares of the Company’s common stock and was granted 1,000,000 stock options to purchase 1,000,000 shares of the Company’s common stock on October 10, 2012. The stock options are exercisable at an exercise price of $0.01 per share until March 19, 2016 and vest according to the following schedule: 500,000 on March 19, 2013, 250,000 on March 19, 2014, and then 250,000 on March 19, 2015. Ms. Bagley resigned her positions as the corporate secretary and a director of the Company and Wytec, effective November 1, 2015. Since November 1, 2015, she has been the vice president of operations of the Company.

(3)	On January 28, 2014, Mr. Robert Merola was appointed as the chief technical officer of Wytec. Mr. Merola received an annual salary of $125,190, owns 3,390,000 shares of the Company’s common stock, and was issued 1,000,000 stock options to purchase 1,000,000 shares of the Company’s common stock on October 10, 2012. Mr. Merola resigned his positions as the chief technical officer and a director of Wytec and as a director of the Company, effective August 25, 2015. He is no longer employed with the Company and his stock options expired on November 25, 2015.

(4)	On January 28, 2014, Mr. Angus Davis was appointed as the chief strategy officer of Wytec. Mr. Davis receives an annual salary of $80,250, owns 4,650,000 shares of the Company’s common stock, and was issued 1,000,000 stock options to purchase 1,000,000 shares of the Company’s common stock on October 10, 2012. The stock options are exercisable at an exercise price of $0.01 per share until July 20, 2016 and vest according to the following schedule: 500,000 on July 20, 2013, 250,000 on July 20, 2014, and then 250,000 on July 20, 2015.

Although discretionary bonuses have been granted as indicated on the table, our board of directors has not yet established a formal compensation policy for the determination of bonuses.

Employment Agreements

The Company does not currently have any employment agreements with its executive officers. The Company may enter into employment agreements with them in the future.

Outstanding Equity Awards at Fiscal Year-End

During the year ended December 31, 2015, we granted equity awards to our chief executive officer, as indicated on the following table. On August 20, 2013, we issued 100,000 shares of our Series D Preferred Stock to our chief executive officer. The shares were issued as $100 in compensation expense. Each share of Series D Preferred Stock has a par value of $0.001 and the equivalent of 2,500 votes. The Series D Preferred Stock is not convertible into the Company’s common stock and has no rights to dividends and virtually no rights to liquidation preference. The liquidation preference of each share of the Series D Preferred Stock is its par value.

Outstanding Equity Awards at Fiscal Year-End

Option Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
William Gray, Chief Executive Officer , President and Chief Financial Officer (1)	8,000,000	2,000,000	$0.025	April 17, 2019
Robert Merola, Former Chief Technical Officer of Wytec (2)	-0-	-0-	$0.01	(2)
Angus Davis, Chief Strategy Officer of Wytec	1,000,000	-0-	$0.01	July 20, 2016
Tina Bagley, Former Corporate Secretary (3)	1,000,000	-0-	$0.01	March 19, 2016

(1)	Does not include 87,571,429 unvested warrants to purchase 87,571,429 shares of the Company’s common stock outstanding as of December 31, 2015 that are exercisable at an exercise price of $0.025 per share upon the Company achieving certain milestones.

(2)	Mr. Merola resigned his positions as the chief technical officer and a director of Wytec and as a director of the Company, effective August 25, 2015. He is no longer employed with the Company and his stock options expired on November 25, 2015.

(3)	Ms. Bagley resigned her positions as the corporate secretary and a director of the Company and Wytec, effective November 1, 2015. Since November 1, 2015, she has been the vice president of operations of the Company.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended December 31, 2015.

Director Compensation and Other Arrangements

As a result of having limited resources during most of 2014, we did not provide compensation to our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 30, 2016, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 334,224,469 shares of common stock outstanding as of March 30, 2016.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 30, 2016, through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Officer, Director or Shareholder (1)	Number of Common Shares	Percent Beneficially Owned (2)
William Gray, Chairman, Chief Executive Officer, President, and Chief Financial Officer (3)	9,740,000	2.9%
Tina Bagley, Former Corporate Secretary and Director (4)	5,258,641	1.6%
Robert Merola, Former Director (5)	3,880,000	1.1%
Angus Davis, Director (6)	5,360,708	1.6%
All Officers and Directors as a Group (4 persons)	24,239,349	7.3%

(1)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is in the care of the Company.

(2)	Figures are rounded to the nearest percent.

(3)	Includes 8,000,000 stock options to purchase 8,000,000 shares of the Company’s common stock which are exercisable at an exercise price of $0.025 per share within 60 days of February 20, 2015. Does not include 2,000,000 stock options to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.025 that are not exercisable within 60 days of March 30, 2016. Does not include 87,571,429 unvested warrants to purchase 87,571,429 shares of the Company’s common stock at an exercise price of $0.025 per share that are not exercisable within 60 days of March 30, 2016. Does not include 100,000 shares of our Series D Preferred Stock issued to Mr. Gray on August 15, 2013. The shares were issued as $100 in compensation expense. Each share of Series D Preferred Stock has a par value of $0.001 and the equivalent of 2,500 votes. The Series D Preferred Stock is not convertible into the Company’s common stock and has no rights to dividends and virtually no rights to liquidation preference. The liquidation preference of each share of the Series D Preferred Stock is its par value.

(4)	Includes 1,000,000 stock options to purchase 1,000,000 shares of the Company’s common stock which are exercisable at an exercise price of $0.01 per share within 60 days of March 30, 2016. Ms. Bagley resigned her positions as the corporate secretary and a director of the Company and Wytec, effective November 1, 2015. Since November 1, 2015, she has been the vice president of operations of the Company.

(5)	Does not include 1,000,000 stock options to purchase 1,000,000 shares of the Company’s common stock which expired on November 25, 2015 due to Mr. Merola’s resignation as an officer and director of the Company and Wytec, effective August 25, 2015.

(6)	Includes 1,000,000 stock options to purchase 1,000,000 shares of the Company’s common stock which are exercisable at an exercise price of $0.01 per share within 60 days of March 30, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of March 30, 2016, the Company had not yet formed an audit committee. The Company plans to form an audit committee once it adds a director to its Board of Directors who may be considered to be independent as defined in Rule 4200 of the Financial Industry Regulatory Authority’s listing standards, and qualified with sufficient financial acumen to meet the standards for an audit committee member.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by Padgett, Stratemann & Co, L.L.P. for the audit of our annual financial statements and review of the financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for 2015 was $58,000.

The aggregate fees billed for professional services rendered by Padgett, Stratemann & Co, L.L.P. for the audit of our annual financial statements and review of the financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for 2014 was $50,000.

Audit-Related Fees

The aggregate fees billed for non-audit-related services rendered by Padgett, Stratemann & Co., L.L.P. for the compilation of the financial statements of Wytec International, Inc. for 2015 was $-0-.

The aggregate fees billed for non-audit-related services rendered by Padgett, Stratemann & Co., L.L.P. for the compilation of the financial statements of Wytec International, Inc. for 2014 was $3,000.

Tax Fees

No tax fees were paid to Padgett, Stratemann & Co., L.L.P. during 2015 or 2014.

All Other Fees

$1,065 and $8,078 of other fees were paid to Padgett, Stratemann & Co., L.L.P. during 2015 and 2014, respectively.

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

COMPETITIVE COMPANIES, INC.

Date: March 30, 2016	By:	/s/ William Gray
William Gray, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Gray	Chief Executive Officer, Principal Accounting	March 30, 2016
William Gray	Officer, and Director

/s/ Angus Davis	Director	March 30, 2016
Angus Davis

