Form 10-Q
period 2016-03-31
COMPETITIVE COMPANIES INC
filed 2016-05-12
CIK 1161706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2016

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

Yes ☐ No ☒

As of May 9, 2016, there were 333,969,908 shares outstanding of the registrant’s common stock.

COMPETITIVE COMPANIES, INC.

FORM 10-Q

March 31, 2016

COMPETITIVE COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
Assets	(Unaudited)	(Audited)

Current assets:
Cash	$1,272,223	$1,085,113
Accounts receivable, net	5,137	4,328
Prepaid Expense	4,683	8,200
Total current assets	1,282,043	1,097,641

Property and equipment, net	729,326	782,194

Other assets:
Construction in process	362,145	359,900
Deposits and other assets	43,610	43,610
	405,755	403,510

Total assets	$2,417,124	$2,283,345

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$114,931	$253,975
Accrued expenses	65,410	65,932
Deferred revenues, net of commissions	6,347,500	6,242,500
Stock subscriptions payable	62,001	–
Convertible debentures	12,500	18,500
Total current liabilities	6,602,342	6,580,907

Total liabilities	6,602,342	6,580,907

Stockholders' (deficit):
Preferred stock, $0.001 par value 100,000,000 shares authorized:
Class A convertible, no shares issued and outstanding with no liquidation value	–	–
Class B convertible, 1,495,436 shares issued and outstanding with no liquidation value	1,495	1,495
Class C convertible, 1,000,000 shares issued and outstanding with no liquidation value	1,000	1,000
Class D convertible, 100,000 shares issued and outstanding with no liquidation value	100	100
Common stock, $0.001 par value, 500,000,000 shares authorized, 337,167,991 shares issued, 334,224,469 shares and 334,410,828 shares outstanding at March 31, 2016 and December 31, 2015, respectively	337,164	337,164
Additional paid-in capital	6,121,388	6,111,263
Accumulated (deficit)	(18,870,109)	(18,136,863)
Treasury stock, at cost, 2,943,522 shares and 2,757,163 shares at March 31, 2016 and December 31, 2015, respectively	(83,718)	(78,718)
Noncontrolling interest	8,307,462	7,466,997
Total stockholders' (deficit)	(4,185,218)	(4,297,562)

Total liabilities and stockholders' (deficit)	$2,417,124	$2,283,345

See accompanying notes to consolidated financial statements.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended March 31,
	2016	2015
Revenue	$18,485	$19,589
Cost of sales	10,175	13,802

Gross profit	8,310	5,787

Expenses:
General and administrative	541,960	493,299
Research and development	4,520	6,012
Salaries and wages	197,722	202,141
Depreciation and amortization	52,868	53,248
Total operating expenses	797,070	754,700

Net operating loss	(788,760)	(748,913)

Other income (expense):
Interest expense	(276)	(112,165)
Interest income	8	4
Other expense	(3)	(150)
Total other income (expense)	(271)	(112,311)

Net loss	(789,031)	(861,224)

Net loss attributable to the noncontrolling interest	(55,785)	(61,898)

Net loss attributable to Competitive Companies, Inc.	$(733,246)	$(799,326)

Weighted average number of common shares outstanding - basic and fully diluted	334,282,447	333,670,218

Net loss per share - basic and fully diluted	$–	$–

See accompanying notes to consolidated financial statements.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(789,031)	$(861,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	10,125	10,250
Depreciation and amortization	52,868	53,248
Decrease (increase) in assets:
Accounts receivable	(809)	552
Prepaid expenses	3,517	71,358
Deposits and other assets	–	(363)
Increase (decrease) in liabilities:
Accounts payable	(139,044)	(53,176)
Accrued expenses	(522)	16,183
Deferred revenues	105,000	630,000
Net cash used in operating activities	(757,896)	(133,172)

Cash flows from investing activities
Purchases of property and equipment	–	(3,562)
Purchase of construction in progress equipment	(2,245)	–
Return of construction in process equipment	–	27,272
Net cash provided by (used in) investing activities	(2,245)	23,710

Cash flows from financing activities
Principal payments on short term and convertible debts	(6,000)	(19,856)
Proceeds from stock subscription	62,001	60,000
Proceeds from issuance of Wytec Series B preferred stock	933,750	–
Refund of non-issued Wytec Series B preferred stock	(37,500)	–
Purchase of treasury stock	(5,000)	–
Net cash provided by financing activities	947,251	40,144

Net increase (decrease) in cash	187,110	(69,318)
Cash - beginning	1,085,113	318,397
Cash - ending	$1,272,223	$249,079

Supplemental disclosures:
Interest paid	$3,181	$27,122

Non-cash investing and financing activities:
Refinanced convertible debentures to nonconvertible debentures	$–	$262,161

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2015 and notes thereto included in the Company's Form 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

Through the Company’s subsidiary, Capaciti Networks, Inc., the Company generates sales of both wired and wireless services, including products, wireless data cards, back office platform and rate plans to their commercial and enterprise clients.

In the fourth quarter of 2012, the Company began its program of selling FCC Registered Links and related telecommunication equipment.

The consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred continuous losses from operations, has an accumulated deficit of $18,870,109 and a working capital deficit of $5,320,299 at March 31, 2016, and has reported negative cash flows from operations in most periods over the last seven years. In addition, the Company does not currently have the cash resources to meet its operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature of the industry in which the Company operates.

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

Note 2 – Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2016	2015
Telecommunication equipment and computers	$1,052,792	$1,052,792
Furniture and fixtures	44,746	44,746
	1,097,538	1,097,538
Less accumulated depreciation	(368,212)	(315,344)
	$729,326	$782,194

Depreciation expense totaled $52,868 and $53,248 for the three months ending March 31, 2016 and 2015, respectively.

Note 3 – Construction in Process

Construction in process consists of equipment and materials that will be used to construct network, plant property and equipment. Equipment and materials related to links that have not gone live is a small portion of the value of this account and when installed for that purpose will be treated as cost of goods sold. Largely the value of the equipment and materials will be capitalized when each construction project is completed. This account will also hold certain direct and indirect non-equipment costs until construction of a market has been completed and capitalized.

Note 4 – Stock Subscription Payable

During the three month period ending March 31, 2016, the Company agreed to issue 20,667 units, each unit consisting of 20,667 shares of Wytec Series B Preferred Stock and 20,667 warrants to purchase 20,667 shares of Wytec common stock, in exchange for $62,001 in cash that was received from one investor. The Company has recorded $62,001 as stock subscription payable for the Series B Preferred Stock which certificates have not been issued as of March 31, 2016.

Note 5 – Convertible Debentures

The Company has issued unsecured convertible promissory notes at various times from 2008 through 2015. The notes bear interest at rates of 8.0% to 12.5% per annum. The notes mature at various times through June 2017. At March 31, 2016, convertible debentures totaling $12,500 were outstanding.

The principal balance of each note is convertible into shares of the Company’s common stock. The conversion terms of each note varies, but in general, the notes are convertible at a rate equal to a specified percentage (most range from 80% to 90%) of the Company’s average common stock closing price for a short period of time prior to conversion.

Note 6 – Warrants

The Company currently has a total of 85,500,000 common stock purchase warrants outstanding to purchase a total of 85,500,000 shares of its common stock exercisable until various dates ranging from December 31, 2015 to April 17, 2024, all of which are exercisable at an exercise price of $0.025 per share only if the Company achieves certain milestones. These warrants are held by the Company’s Chief Executive Officer, and as of March 31, 2016 these milestones have not been met.

During the period ended March 31, 2016, the Company paid $43,500 to repurchase 2,071,429 of the 87,571,429 unvested CCI common stock purchase warrants held by the Company’s chief executive officer. This is recorded as general and administrative expense in the accompanying consolidated statement of operations.

Wytec currently has a total of 3,204,306 common stock purchase warrants outstanding to purchase a total of 3,204,306 shares of Wytec common stock exercisable until various dates through December 31, 2017, 170,000 of which are exercisable at an exercise price of $1.75 per share, 1,709,306 of which are exercisable at an exercise price of $1.50 per share, 75,000 of which are exercisable at an exercise price of $1.45 per share, 500,000 of which are exercisable at an exercise price of $1.25 per share, and 750,000 of which are exercisable at an exercise price of $1.00 per share.

The following is a summary of activity of CCI and Wytec outstanding common stock warrants:

	Number of CCI Warrants	Number of Wytec Warrants
Balance, December 31, 2015	87,571,429	2,805,672

Warrants granted	–	398,634
Warrants exercised	–	–
Warrants repurchased	(2,071,429)	–
Warrants expired	–	–
Balance, March 31, 2016	85,500,000	3,204,306

Exercisable, March 31, 2016	85,500,000	3,204,306

Note 7 – Changes in Stockholders’ Equity (Deficit)

In October 2012, the Company granted employees options to purchase 3,000,000 shares of common stock exercisable at $0.01 per share with a three year vesting schedule and expiration dates four years from the grant date. In August 2015, one of the employees resigned from the Company and forfeited his 1,000,000 stock options. For the three month periods ended March 31, 2016 and 2015, the stock-based compensation related to these option grants was $-0- and $500, respectively.

In April 2014, the Company granted 10,000,000 stock options to purchase 10,000,000 shares of its common stock to the Company’s Chief Executive Officer, exercisable at $0.025 per share with a three year vesting schedule and an expiration date of April 17, 2019. For the three month periods ended March 31, 2016 and 2015, the stock-based compensation related to these option grants was $8,500 and $8,500, respectively.

In September 2014, the Company granted employees options to purchase 1,500,000 shares of common stock each exercisable at $0.02 per share with a three year vesting schedule and an expiration date of September 1, 2018. In July 2015, one of the employees was terminated from the Company and forfeited his 750,000 stock options prior to the first vesting milestone. For the three month periods ended March 31, 2016 and 2015, the stock-based compensation related to these option grants was $625 and $1,250, respectively.

In May 2015, the Company granted 750,000 options to one employee to purchase 750,000 shares of common stock, exercisable at $0.02 per share with a three year vesting schedule and an expiration date of May 14, 2019. For the three month periods ended March 31, 2016 and 2015, the stock-based compensation related to these option grants was $1,000 and $-0-, respectively.

During the three months ending March 31, 2016, the Company issued 311,250 shares of Wytec Series B Preferred Stock and 311,250 common stock purchase warrants for $933,750 in cash.

During the three months ending March 31, 2016, the Company refunded $37,500 that had been received for the purpose of issuing 12,500 shares of Wytec Series B Preferred Stock to an investor. The Wytec Preferred Stock Series B shares were never issued to the investor, and the funds were returned.

Note 8 – Treasury Stock

For the period ended March 31, 2016, the Company purchased 186,359 shares of its common stock at an aggregate cost of $5,000 from a director and employee of the Company.

Note 9 – Subsequent Events

In April 2016, the Company purchased 254,561 shares of its common stock from a director and employee for a cash payment of $6,000.

In April 2016, the Company redeemed 238,095 warrants from its Chief Executive Officer for a cash payment of $5,000.

In April 2016, the Company issued 20,667 shares of Wytec Series B Preferred Stock, and 20,667 warrants to satisfy the stock subscription payable at March 31, 2016.

In May 2016, the Company redeemed 476,190 warrants from its Chief Executive Officer for a cash payment of $10,000.

In May 2016, the Company refunded $35,000 to a linkholder in consideration for the return of a linkholder’s Link purchase.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and plan of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report. Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements.” Forward-looking statements may also be made in Competitive Companies, Inc.’s other reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”) and in other documents. In addition, from time to time, Competitive Companies, Inc. (“CCI,” “we,” “us,” “our,” or the “Company”) through its management may make oral forward-looking statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements.   The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:

(a)	volatility or decline of our stock price;

(b)	potential fluctuation in quarterly results;

(c)	our failure of to earn revenues or profits;

(d)	inadequate capital to continue or expand its business;

(e)	insufficient revenues to cover operating costs;

(f)	inability to raise additional capital or financing to implement its business plans;

(g)	dilution experienced by our shareholders in their ownership of the Company because of the issuance of additional securities by us, or the exercise of outstanding convertible securities;

(h)	inability to complete research and development of our technology with little or no current revenue;

(i)	failure to further commercialize our technology or to make sales;

(j)	loss of customers and reduction in demand for our products and services;

(k)	rapid and significant changes in markets;

(l)	technological innovations causing our technology to become obsolete;

(m)	increased competition from existing competitors and new entrants in the market;

(n)	litigation with or legal claims and allegations by outside parties, reducing revenue and increasing costs;

(o)	inability to start or acquire new businesses, or lack of success of new businesses started or acquired by us, if any;

(p)	insufficient revenues to cover operating costs;

(q)	failure of our Registered Links Program to produce revenues or profits;

(r)	inability to obtain patent or other protection for our proprietary intellectual property;

(m)	uncollectible accounts and the need to incur expenses to collect amounts owed to us; and

(n)	we do not have an Audit Committee nor sufficient independent directors.

There is no assurance that we will be profitable, we may not be able to successfully develop, manage or market our products and services, we may not be able to attract or retain qualified executives and technology personnel, we may not be able to obtain customers for our products or services or successfully compete, our products and services may become obsolete, government regulation may hinder our business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants, and stock options, the exercise of outstanding warrants and stock options, or other risks inherent in our businesses. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

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

Due to developments in our intellectual property and the continued development of our municipal and governmental relationships along with the addition of key personnel and consultants, management intended to enter into 30 markets by year-end 2015. This strategy was redesigned to reduce market entry costs and enhance marketing capabilities along with the development of a commissioned based agent sales channel and telemarketing. Included in our market entry schedule are new products and services for small and medium businesses and our continued optimization strategies for assisting municipalities in leveraging current assets such as utility poles for maximum utilization related to the provisioning of telecommunications and machine to machine (“M2M”) services.

We plan to accomplish these objectives by applying the extended development of our current intellectual property consisting of our latest patent pending LPN-16 Micro Cell technology along with our proprietary millimeter backhaul design to build our anticipated 5G platform network. We believe the benefit of a 5G network is its ability to support multiple mobile communications services, including but not limited to, public safety, first responder, machine to machine, and carrier offload services.

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

On December 18, 2015, Wytec performed an outside speed test on the first LPN-16 working prototype and produced record performance speeds in excess of 500 Mbps to a smart phone and 600 Mbps to a laptop computer. Earlier speed tests and network demonstrations enabled us, through Wytec, to consummate our first services agreement with the City of Columbus on July 7, 2014, Wytec has now substantially completed its footprint coverage of the Central Business District (“CBD”) of Columbus, Ohio in preparation for the Company’s new marketing and sales strategy.

Overview of Current Operations

We continue to shift our focus away from our past revenue sources, such as, web hosting, dial-up, wireless, DSL, and wired internet services, and move toward the design, development, and implementation of 4G/5G networks with an accelerated concentration towards the development of our “Smart City” concept. We believe recent national and international relationships have enhanced the progression of our “Smart City” development in conjunction with the growing relationships with city and state governments.

On November 8, 2011, we acquired Wytec, a non-operational company that owns five U.S. patents related to LMDS. LMDS deals primarily in the transmission of point-to-point and point-to-multipoint data distribution utilizing millimeter wave spectrum. Though the patents are currently unusable in our current 4G/5G backhaul configuration, we intend to advance a derivative of the technology for usage in future 5G millimeter backhaul deployments. Millimeter wave technology continues to grow as the predominate choice in gigabyte data transmission for the future 5G network. .

On September 7, 2012, Wytec entered into a definitive agreement with General Patent Corporation (“GPC”) to form Wytec LLC, a Delaware limited liability company, for the purpose of transferring ownership of our five patents originally owned by Wytec International, Inc. into Wytec LLC. GPC acts as the general member of the LLC and will assist in the monetization of the five patents.

Wytec’s current product development involves the design of a “micro cell” solution called the LPN-16 designed to meet the stringent bandwidth needs of both government “first responder” services as well as “carrier offload” services. Management believes the LPN-16 solution is the first of its kind specifically developed to participate in the Small Cells as a Service (“SCaaS”) market which has been forecasted by SNS Research to reach $15 billion globally by 2020. In addition to the SCaaS market, management believes the LPN-16 will support the needs of the massive growth of the machine to machine (“M2M”) market forecasted by SNS Research to account for nearly $196 billion in global revenues by the end of 2020.

Wytec’s LPN-16 is proprietary intellectual property of Wytec International, Inc for which management has applied for U.S. patent protection rights in the second quarter of 2014 and is a significant part of Wytec’s Intelligent Community Wi-Fi Network (“IWiN”). We intend to file international patent applications for the technology in the near future. Design and engineering of the LPN-16 have been completed with development of the first units being tested in an outdoor environment in San Antonio, Texas.

On June 9, 2012, our wholly owned subsidiary, Wytec, formed a wholly owned subsidiary, Wylink, Inc., a Texas corporation, to market and sell millimeter wave spectrum in the licensed 60 & 90 Gigahertz frequency channels. The Federal Communications Commission (“FCC”) has developed a unique application program giving the ability for qualified applicants to own millimeter spectrum under a program known as the Registered Link Program. We sell point-to-point registered links (“Registered Links”) as part of our backhaul solution in support of our 4G/5G Wi-Fi network. The cash received from the sale of our Registered Links is recorded as “deferred revenue” and will be recorded as revenue once the telecommunication equipment is installed for the link owners. Management closed the Wylink application program in January 2016.

Management now focuses its primary business on the development of Smart City broadband networks utilizing 4G/5G technologies capable of delivering speeds that are many times faster than current cellular networks and which can be utilized for a range of services for carriers, governmental and business applications.

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

Result of Operations for the Three Months Ended March 31, 2016 and 2015

Revenue for the three months ended March 31, 2016 was $18,485, as compared to revenue of $19,589 for the three months ended March 31, 2015. This decrease in revenue of $1,104 or 6% was primarily due to decreases in sales from Wireless Wisconsin, LLC.

Cost of sales for the three months ended March 31, 2016 was $10,175, a decrease of $3,627, or 26%, from $13,802 for the three months ended March 31, 2015. Our cost of sales decreased primarily due to managing costs related to our sales operations.

General and administrative expenses were $541,960 for the three months ended March 31, 2016, as compared to $493,299 for the three months ended March 31, 2015. This resulted in an increase of $48,661 or 10% compared to the same period in 2015. The increase in our general and administrative expenses was largely a result of increased activity related to our link program costs during the three months ended March 31, 2016.

Research and development costs were $4,520 for the three months ended March 31, 2016 compared to $6,012 of research and development costs for the year three months ended March 31, 2015. A decrease of $1,492, or 25% was due to decrease in expenses related to the development of Wytec’s LPN-16.

Salary and wage expenses were $197,772 for the three months ended March 31, 2016, as compared to $202,141 for the three months ended March 31, 2015, which resulted in a decrease of $4,419, or 2% compared to the same period in 2015. The decrease in salary and wages is due lower employee compensation during the three months ended March 31, 2016.

Interest expense for the three months ended March 31, 2016 was $276, as compared to $112,165 for the three months ended March 31, 2015. This resulted in an decrease of $111,889 or 100% compared to the same period in 2015. The decrease was primarily due to the retirement of convertible and nonconvertible debentures.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for operations. As of March 31, 2016, we had a working capital deficit of $5,320,299. As of March 31, 2016, $6,347,500 of our current liabilities is deferred revenue on Link sales that have been funded by the customer, for which obligations to the customer have not yet been completed. As of March 31, 2016, $62,001 of our current liabilities is for stock subscriptions payable for the obligation to issue units consisting of Wytec Series B Preferred Stock and Wytec common stock purchase warrants.

As of March 31, 2016, all our outstanding convertible debentures are in default or mature within the next twelve months and are classified as current liabilities in the accompanying consolidated balance sheet.

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

As of March 31, 2016, our cash balance was $1,272,223. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, private placements of Wytec’s capital stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we would be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Issued Accounting Standards

The Company has reviewed the updates issued by the Financial Accounting Standards Board (“FASB”) during the three month period ended March 31, 2016, and determined that the updates are either not applicable to the Company or will not have a material impact on the Company.

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

Our chief executive officer and principal financial officer, William Gray, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective as of March 31, 2016. Specifically, our disclosure controls and procedures were not effective in timely alerting our management to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

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

Item 2. Unregistered Sales of Equity Securities.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Warrants Purchased	Average Price Paid per Warrant
January 1, 2016 to January 31, 2016	186,359	$0.2683	1,357,143	$0.021
February 1, 2016 to February 29, 2016	-0-	$-0-	714,286	$0.021
March 1, 2016 to March 31, 2016	-0-	$-0-	-0-	$-0-
Total	186,359	$0.2683	2,071,429	$0.021

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

Date: May 12, 2016

