Form 10-Q
period 2016-06-30
COMPETITIVE COMPANIES INC
filed 2016-08-12
CIK 1161706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2016

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

Yes ☐ No ☒

As of August 11, 2016, there were 333,054,768 shares outstanding of the registrant’s common stock.

COMPETITIVE COMPANIES, INC.

FORM 10-Q

June 30, 2016

SIGNATURES	16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMPETITIVE COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$1,554,224	$1,085,113
Accounts receivable, net	5,352	4,328
Prepaid expense	2,633	8,200
Total current assets	1,562,209	1,097,641

Property and equipment, net	676,462	782,194

Other assets:
Construction in process	362,145	359,900
Deposits and other assets	43,610	43,610
	405,755	403,510

Total assets	$2,644,426	$2,283,345

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$96,177	$253,975
Accrued expenses	57,896	65,932
Deferred revenues, net of commissions	6,312,500	6,242,500
Convertible debentures	5,000	18,500
Total current liabilities	6,471,573	6,580,907

Total liabilities	6,471,573	6,580,907

Stockholders' (deficit):
Controlling interest:
Preferred stock, $0.001 par value 100,000,000 shares authorized:
Class A convertible, no shares issued and outstanding with no liquidation value	–	–
Class B convertible, 1,495,436 shares issued and outstanding with no liquidation value	1,495	1,495
Class C convertible, 1,000,000 shares issued and outstanding with no liquidation value	1,000	1,000
Class D convertible, 100,000 shares issued and outstanding with no liquidation value	100	100
Common stock, $0.001 par value, 500,000,000 shares authorized, 337,167,991 shares issued and 333,691,873 shares and 334,410,828 shares outstanding at June 30, 2016 and December 31, 2015	337,164	337,164
Additional paid-in capital	6,131,513	6,111,263
Accumulated (deficit)	(19,656,344)	(18,136,863)
Treasury Stock, at cost, 3,476,118 shares and 2,757,163 shares at June 30, 2016 and December 31, 2015, respectively	(95,718)	(78,718)
Noncontrolling interest	9,453,643	7,466,997
Total stockholders' (deficit)	(3,827,147)	(4,297,562)

Total liabilities and stockholders' (deficit)	$2,644,426	$2,283,345

See accompanying notes to consolidated financial statements.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015

Revenue	$34,504	$31,268	$52,989	$50,859
Cost of sales	12,307	12,414	22,482	26,216

Gross profit (loss)	22,197	18,854	30,507	24,643

Expenses:
General and administrative	614,835	331,698	1,156,799	824,999
Research and development	103	–	4,623	6,012
Salaries and wages	205,114	196,824	402,836	398,965
Depreciation	52,868	53,248	105,732	106,496
Bad debts	–	1,065	–	1,065
Total operating expenses	872,920	582,835	1,669,990	1,337,537

Net operating loss	(850,723)	(563,981)	(1,639,483)	(1,312,894)

Other income (expense):
Interest expense	(11,805)	(17,457)	(12,081)	(129,622)
Interest income	8	6	16	10
Other income	–	–	3	–
Other expense	–	–	–	(150)
Total other income (expense)	(11,797)	(17,451)	(12,062)	(129,762)

Net loss	(862,520)	(581,432)	(1,651,545)	(1,442,656)

Net loss attributable to the noncontrolling interest	(76,279)	(33,849)	(132,064)	(95,747)

Net loss attributable to Competitive Companies, Inc.	$(786,241)	$(547,583)	$(1,519,481)	$(1,346,909)

Weighted average number of common shares outstanding - basic and fully diluted	333,869,042	333,258,662	333,881,665	333,258,662

Net loss per share - basic and fully diluted	$–	$–	$–	$–

See accompanying notes to consolidated financial statements.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2016	2015

Cash flows from operating activities
Net loss	$(1,651,545)	$(1,442,656)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	20,250	21,500
Warrants issued for services and debt conversion	14,355	–
Depreciation	105,732	106,496
Decrease (increase) in assets:
Accounts receivable	(1,024)	(8,690)
Prepaid expenses	5,567	73,408
Equipment held for installation	(2,245)	–
Deposits and other assets	–	(365)
Increase (decrease) in liabilities:
Accounts payable	(157,798)	(14,139)
Accrued expenses	(8,036)	9,653
Deferred revenues	70,000	945,000
Net cash provided by (used in) operating activities	(1,604,744)	(309,793)

Cash flows from investing activities
Purchases of property and equipment	–	(3,561)
Return of construction in process equipment	–	54,868
Net cash provided by (used in) investing activities	–	51,307

Cash flows from financing activities
Principal payments on nonconvertible debentures	(13,500)	(49,641)
Proceeds from issuance of Wytec preferred stock	2,104,355	360,000
Purchase of treasury stock	(17,000)	–
Net cash provided by (used in) financing activities	2,073,855	310,359

Net increase in cash	469,111	51,873
Cash - beginning	1,085,113	318,397
Cash - ending	$1,554,224	$370,270

Supplemental disclosures:
Interest paid	$7,421	$29,604
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Wytec International, Inc. preferred stock issued for conversion of CCI convertible debentures	$–	$61,438
Wytec International, Inc. preferred stock issued for conversion of Wytec convertible debentures	$–	$243,230
Wytec International, Inc. preferred stock issued for exchange of Wytec non-convertible debentures	$–	$230,380
Refinanced convertible debentures to nonconvertible debentures	$–	$262,161
Notes payable converted to additional paid-in capital	$–	$68,010

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

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

The consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred continuous losses from operations, has an accumulated deficit of $19,656,344 and a working capital deficit of $4,909,364 at June 30, 2016, and has reported negative cash flows from operations in most periods over the last seven years. In addition, the Company does not currently have the cash resources to meet its operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature of the industry in which the Company operates.

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

Note 2 – Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2016	2015

Telecommunication equipment and computers	$1,052,792	$1,052,792
Furniture and fixtures	44,746	44,746
	1,097,538	1,097,538
Less accumulated depreciation	(421,076)	(315,344)
	$676,462	$782,194

Depreciation expense totaled $105,732 and $106,143 for the six months ending June 30, 2016 and 2015, respectively.

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

Note 4 – Convertible Debentures

The Company has issued unsecured convertible promissory notes at various times from 2008 through 2015. The notes bear interest at rates of 8.0% to 12.5% per annum. The notes mature at various times through June 2017. At June 30, 2016, convertible debentures totaling $5,000 were outstanding.

The principal balance of each note is convertible into shares of the Company’s common stock. The conversion terms of each note varies, but in general, the notes are convertible at a rate equal to a specified percentage (most range from 80% to 90%) of the Company’s average common stock closing price for a short period of time prior to conversion.

Note 5 – Warrants

The Company currently has a total of 84,666,667 common stock purchase warrants outstanding to purchase a total of 84,666,667 shares of its common stock exercisable through various dates ranging to April 17, 2024, all of which are exercisable at $0.025 per share and only if the Company achieves certain milestones. These warrants are held by the Company’s chief executive officer, and as of June 30, 2016 these milestones have not been met.

During the period ended June 30, 2016, the Company paid $61,000 to repurchase 2,904,762 of the unvested CCI common stock purchase warrants held by the Company’s chief executive officer. This is recorded as general and administrative expense in the accompanying consolidated statement of operations.

Wytec currently has a total of 3,622,008 common stock purchase warrants outstanding to purchase a total of 3,622,008 shares of Wytec common stock exercisable until various dates through December 31, 2017, 750,000 of which are exercisable at an exercise price of $1.00, 500,000 of which are exercisable at an exercise price of $1.25 per share, 75,000 of which are exercisable at an exercise price of $1.45, 2,127,008 of which are exercisable at an exercise price of $1.50 per share, and 170,000 of which are exercisable at an exercise price of $1.75 per share.

The following is a summary of activity of CCI and Wytec outstanding common stock warrants:

	Number	Number
	of CCI Warrants	of Wytec Warrants

Balance, December 31, 2015	87,571,429	2,805,672

Warrants granted	–	816,336
Warrants exercised	–	–
Warrants repurchased	(2,904,762)	–
Warrants expired	–	–
Balance, June 30, 2016	84,666,667	3,622,008

Exercisable, June 30, 2016	84,666,667	3,622,008

Note 6 – Changes in Stockholders’ Equity (Deficit)

In October 2012, the Company granted employees options to purchase 3,000,000 shares of common stock exercisable at $0.01 per share with a three year vesting schedule and expiration dates four years from the grant date. In August 2015, one of the employees resigned from the Company and forfeited his 1,000,000 stock options. For the six month periods ended June 30, 2016 and 2015, the stock-based compensation related to these option grants was $-0- and $1,000, respectively.

In April 2014, the Company granted 10,000,000 stock options to purchase 10,000,000 shares of its common stock to the Company’s chief executive officer, exercisable at $0.025 per share with a three year vesting schedule and an expiration date of April 17, 2019. For the six month periods ended June 30, 2016 and 2015, the stock-based compensation related to these option grants was $17,000 and $17,000, respectively.

In September 2014, the Company granted options to purchase a total of 1,500,000 shares of common stock exercisable at $0.02 per share with a three year vesting schedule and an expiration date of September 1, 2018 to two employees. In July 2015, one of the employees was terminated from the Company and forfeited his 750,000 stock options prior to the first vesting milestone. For the six month periods ended June 30, 2016 and 2015, the stock-based compensation related to these option grants was $1,250 and $2,500, respectively.

In May 2015, the Company granted 750,000 options to one employee to purchase 750,000 shares of common stock, exercisable at $0.02 per share with a three year vesting schedule and an expiration date of May 14, 2019. For the six month periods ended June 30, 2016 and 2015, the stock-based compensation related to these option grants was $2,000 and $1,000, respectively.

During the six months ending June 30, 2016, the Company issued 713,952 shares of Wytec Series B Preferred Stock and 713,952 common stock purchase warrants for $2,141,855 in cash.

During the six months ending June 30, 2016, the Company refunded $37,500 that had been received for the purpose of issuing 12,500 shares of Wytec Series B Preferred Stock to an investor. The Wytec Preferred Stock Series B shares were never issued to the investor, and the funds were returned.

Note 7 – Treasury Stock

For the six months ending June 30, 2016, the Company purchased 718,955 shares of its common stock at an aggregate cost of $17,000 from a director and employee of the Company.

Note 8 – Subsequent Events

In July 2016, the Company purchased 637,105 shares of its common stock from the Company’s chief strategy officer for a cash payment of $12,500.

In July 2016, the Company redeemed 714,286 warrants from the Company’s chief executive officer for a cash payment of $15,000.

On July 26, 2016, a Certificate of Designation for the Company’s Series C Preferred Stock was recorded with the Secretary of State of Nevada designating 1,000 shares of its authorized preferred stock as Series C Preferred Stock.  The Series C Preferred Stock does not have a dividend rate or liquidation preference and is not convertible into shares of common stock.  For so long as any shares of the Series C Preferred Stock remain issued and outstanding, the holders thereof, voting separately as a class, shall have the right to vote in an amount equal to 51% of the total vote (representing a super majority voting power) with respect to all matters submitted to a vote of the shareholders of the Company.   On July 20, 2016, the Board of Directors of Wytec International, Inc. (the “Company”), a subsidiary of Competitive Companies, Inc., a Nevada corporation, authorized the issuance of 1,000 shares of Series C Preferred Stock to the Company’s Chief Executive Officer and Chairman, William H. Gray, upon the recording of the Certificate of Designation with the Secretary of State of Nevada.

An audit of Wytec International, Inc. (“Wytec”) financial statements, as a stand-alone entity, for the fiscal years ended December 31, 2104 and 2015 was completed on July 28, 2016 (the “Audit”). Prior to the completion of the audit, the Company owed an intercompany debt to Wytec for the fiscal years ended December 31, 2104 and 2015 (“Intercompany Debt”). As of June 30, 2016, the Company owned 25,000,000 shares of Wytec’s common stock (the “Wytec Stock”). Prior to the completion of the Audit, management of Wytec and the Company agreed to settle the Intercompany Debt by exchanging 24,529,389 shares of Wytec Stock owned by the Company for settlement of its intercompany debt. The settlement of the Intercompany Debt and the exchange of 24,529,389 shares of Wytec Stock are reflected in the Audit and will be reflected in the Company’s consolidated financial statements for the period ending September 30, 2016. The value of the Wytec Stock was calculated based on the relative fair value of the two companies, Wytec as a separate entity and the Company on a consolidated basis without Wytec, and then determining the relative percentage of the Company’s total market capitalization attributable to Wytec. Based on these and other considerations including relative contributed capital, management of Wytec and the Company determined that Wytec’s value represented 62% and 82% of the Company’s market capitalization as of December 31, 2014 and December 31, 2015, respectively. This value was then divided by the number of outstanding shares of Wytec’s common and preferred stock as of December 31, 2014 and December 31, 2015, respectively. When computing the number of outstanding shares of Wytec’s common and preferred stock as of December 31, 2015, the shares of Wytec Stock received by Wytec from the Company to settle the Intercompany Debt were treated as treasury stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and plan of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report. Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements.” Forward-looking statements may also be made in Competitive Companies, Inc.’s other reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”) and in other documents. In addition, from time to time, Competitive Companies, Inc. (“CCI,” “we,” “us,” “our,” or the “Company”) through its management may make oral forward-looking statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements.   The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:

(a)	volatility or decline of our stock price;
(b)	potential fluctuation in quarterly results;
(c)	our failure of to earn revenues or profits;
(d)	inadequate capital to continue or expand its business;
(e)	insufficient revenues to cover operating costs;
(f)	inability to raise additional capital or financing to implement its business plans;
(g)	dilution experienced by our shareholders in their ownership of the Company because of the issuance of additional securities by us, or the exercise of outstanding convertible securities;
(h)	inability to complete research and development of our technology with little or no current revenue;
(i)	failure to further commercialize our technology or to make sales;
(j)	loss of customers and reduction in demand for our products and services;
(k)	rapid and significant changes in markets;
(l)	technological innovations causing our technology to become obsolete;
(m)	increased competition from existing competitors and new entrants in the market;
(n)	litigation with or legal claims and allegations by outside parties, reducing revenue and increasing costs;
(o)	inability to start or acquire new businesses, or lack of success of new businesses started or acquired by us, if any;
(p)	insufficient revenues to cover operating costs;
(qj)	failure of our Registered Links Program to produce revenues or profits;
(r)	inability to obtain patent or other protection for our proprietary intellectual property;
(m)	uncollectible accounts and the need to incur expenses to collect amounts owed to us; and
(n)	we do not have an Audit Committee nor sufficient independent directors.

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

Result of Operations for the Six Months Ended June 30, 2016 and 2015

Revenue for the six months ended June 30, 2016 was $52,989, as compared to revenue of $50,859 for the six months ended June 30, 2015. This increase in revenue of $2,130 or 4% was primarily due to increases in sales from Capaciti Networks, Inc., and Wireless Wisconsin, LLC.

Cost of sales for the six months ended June 30, 2016 was $22,482, a decrease of $3,734, or 14%, from $26,216 for the six months ended June 30, 2015. Our cost of sales decreased primarily due to managing costs related to our sales operations.

General and administrative expenses were $1,156,799 for the six months ended June 30, 2016, as compared to $824,999 for the six months ended June 30, 2015. This resulted in an increase of $331,800 or 40% compared to the same period in 2015. The increase in our general and administrative expenses was largely a result of increased activity related to our link program costs during the six months ended June 30, 2016.

Research and development costs were $4,623 for the six months ended June 30, 2016 compared to $6,012 for the six months ended June 30, 2015. The decrease of $1,389, or 23% was due to a decrease in expenses related to the development of Wytec’s LPN-16.

Salary and wage expenses were $402,836 for the six months ended June 30, 2016, as compared to $398,965 for the six months ended June 30, 2015, which resulted in a increase of $3,871, or 1% compared to the same period in 2015. The increase in salary and wages is due to an increase to the compensation of the Company’s chief executive officer during the six months ended June 30, 2016.

Interest expense for the six months ended June 30, 2016 was $12,081, as compared to $129,622 for the six months ended June 30, 2015. This resulted in a decrease of $117,541 or 91% compared to the same period in 2015. The decrease was primarily due to the retirement of convertible and nonconvertible debentures.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for operations. As of June 30, 2016, we had a working capital deficit of $4,909,364. As of June 30, 2016, $6,312,500 of our current liabilities is deferred revenue on Link sales that have been funded by the customer, for which obligations to the customer have not yet been completed.

As of June 30, 2016, all our outstanding convertible debentures mature within the next twelve months and are classified as current liabilities in the accompanying consolidated balance sheet.

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

As of June 30, 2016, our cash balance was $1,554,224. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, private placements of Wytec’s capital stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we would be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Issued Accounting Standards

The Company has reviewed the updates issued by the Financial Accounting Standards Board (“FASB”) during the three month period ended June 30, 2016, and determined that the updates are either not applicable to the Company or will not have a material impact on the Company.

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

Our chief executive officer and principal financial officer, William Gray, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective as of June 30, 2016. Specifically, our disclosure controls and procedures were not effective in timely alerting our management to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

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

Item 1A. Risk Factors

There have been no material changes from risk factors previously disclosed in our annual Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 30, 2016.

Item 2. Unregistered Sales of Equity Securities.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Warrants Purchased	Average Price Paid per Warrant
April 1, 2016 to April 30, 2016	254,561	$0.2357	238,095	$0.021
May 1, 2016 to May 31, 2016	278,035	$0.2158	476,190	$0.021
June 1, 2016 to June 30, 2016	-0-	$-0-	119,048	$0.021
Total	532,596	$0.2258	833,333	$0.021

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Exhibit Description	Filed herewith	Form	Filing date
2.1	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2	01/11/02
2.2	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2/A	08/02/02
2.3	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2/A	04/24/03
2.4	Plan and agreement of reorganization between Competitive Companies, Inc. and CCI Acquisition Corp		8-K	05/09/05
3.1	Articles of Competitive Companies, as amended		SB-2	01/11/02
3.2	Certificate of Correction	X
3.3	Bylaws of Competitive Companies		SB-2	01/11/02
3.4	Series D Preferred Stock Certificate of Designation of Competitive Companies, Inc.	X
3.5	Series A Preferred Stock Certificate of Designation of Wytec International, Inc.	X
3.6	Series B Preferred Stock Certificate of Designation of Wytec International, Inc.	X
3.7	Series C Preferred Stock Certificate of Designation of Wytec International, Inc.		8-K	07/25/16
4.1	Form of Warrant to be issued by Competitive Companies, Inc. to MediaG3, Inc.		8-K	11/15/11
4.2	Form of Warrant to be issued by Competitive Companies, Inc.		8-K	04/25/14
4.3	Stock Option Agreement issued by Competitive Companies, Inc.		8-K	04/25/14
10.1	Stock Purchase Agreement by and among Competitive Companies, Inc., a Nevada corporation, Wytec International, Inc., a Nevada corporation, MediaG3, Inc., a Delaware corporation, and its wholly owned subsidiary, Wytec, Incorporated, a California corporation		8-K	11/15/11
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act *	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act *	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act *	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act *	X
101.INS	XBRL Instance Document *	X
101.SCH	XBRL Schema Document *	X
101.CAL	XBRL Calculation Linkbase Document *	X
101.DEF	XBRL Definition Linkbase Document *	X
101.LAB	XBRL Label Linkbase Document *	X
101.PRE	XBRL Presentation Linkbase Document *	X

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

Date: August 11, 2016

