Form 10-Q
period 2016-09-30
COMPETITIVE COMPANIES INC
filed 2016-11-14
CIK 1161706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2016

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

Yes ☐ No ☒

As of November 9, 2016, there were 332,752,068 shares outstanding of the registrant’s common stock.

COMPETITIVE COMPANIES, INC.

FORM 10-Q

September 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMPETITIVE COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
Assets

Current assets:
Cash	$2,920,024	$1,085,113
Accounts receivable, net	8,215	4,328
Prepaid expense	1,183	8,200
Total current assets	2,929,422	1,097,641

Property and equipment, net	692,429	782,194

Other assets:
Construction in process	357,890	359,900
Deposits and other assets	43,155	43,610
	401,045	403,510

Total assets	$4,022,896	$2,283,345

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$63,311	$253,975
Accrued expenses	30,146	65,932
Deferred revenues, net of commissions	2,210,000	6,242,500
Stock subscriptions payable	765,000	–
Convertible debentures	5,000	18,500
Total current liabilities	3,073,457	6,580,907

Total liabilities	3,073,457	6,580,907

Stockholders' (deficit):
Controlling interest:
Preferred stock, $0.001 par value 100,000,000 shares authorized:
Class A convertible, no shares issued and outstanding with no liquidation value	–	–
Class B convertible, 1,495,436 shares issued and outstanding with no liquidation value	1,495	1,495
Class C convertible, 1,000,000 shares issued and outstanding with no liquidation value	1,000	1,000
Class D convertible, 100,000 shares issued and outstanding with no liquidation value	100	100
Common stock, $0.001 par value, 500,000,000 shares authorized, 337,167,991 shares issued and 333,054,768 share and 334,410,828 shares outstanding at September 30, 2016 and December 31, 2015	337,164	337,164
Additional paid-in capital	6,141,638	6,111,263
Accumulated (deficit)	(19,250,530)	(18,136,863)
Treasury Stock, at cost, 4,113,223 shares and 2,757,163 shares at September 30, 2016 and December 31, 2015, respectively	(108,218)	(78,718)
Noncontrolling interest	13,826,790	7,466,997
Total stockholders' (deficit)	949,439	(4,297,562)

Total liabilities and stockholders' (deficit)	$4,022,896	$2,283,345

See accompanying notes to consolidated financial statements.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015

Revenue	$67,095	$11,382	$115,226	$62,239
Cost of sales	14,098	13,700	36,579	39,916

Gross profit (loss)	52,997	(2,318)	78,647	22,323

Expenses:
General and administrative	623,138	458,672	1,775,081	1,283,670
Research and development	1,320	426	5,942	6,438
Salaries and wages	215,013	208,841	617,849	607,806
Depreciation	54,033	52,645	159,765	159,141
Bad debts	–	–	–	1,065
Total operating expenses	893,504	720,584	2,558,637	2,058,120

Net operating loss	(840,507)	(722,902)	(2,479,990)	(2,035,797)

Other income (expense):
Interest expense	(88)	(4,324)	(12,169)	(133,946)
Interest income	8	19	25	29
Other expense	(1,745)	–	(1,748)	(150)
Total other income (expense)	(1,825)	(4,305)	(13,892)	(134,067)

Net loss	(842,332)	(727,207)	(2,493,882)	(2,169,864)

Net loss attributable to the noncontrolling interest	(1,248,150)	(41,229)	(1,380,215)	(137,914)

Net income (loss) attributable to Competitive Companies, Inc.	$405,818	$(685,978)	$(1,113,667)	$(2,031,950)

Weighted average number of common shares outstanding - basic and fully diluted	333,227,894	333,008,041	333,604,132	333,511,200

Net loss per share - basic and fully diluted	$–	$–	$–	$–

See accompanying notes to consolidated financial statements.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2016	2015

Cash flows from operating activities
Net loss	$(2,493,882)	$(2,169,864)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	30,920	32,125
Warrants issued for services and debt conversion	14,355	–
Depreciation	159,765	159,140
Decrease (increase) in assets:
Accounts receivable	(3,887)	(211)
Prepaid expenses	7,017	78,374
Deposits and other assets	455	(427)
Increase (decrease) in liabilities:
Accounts payable	(190,664)	(78,836)
Accrued expenses	(35,786)	20,799
Deferred revenues	22,500	1,295,000
Net cash (used) in operating activities	(2,489,207)	(663,900)

Cash flows from investing activities
Purchases of property and equipment	(2,245)	(3,561)
Purchases of construction in process equipment	–	(135)
Return of construction in process equipment	4,255	54,868
Net cash provided by investing activities	2,010	51,172

Cash flows from financing activities
Principal payments on nonconvertible debentures	(13,500)	(111,206)
Proceeds from the issuance of stock subscriptions	345,000	–
Proceeds from issuance of Wytec common stock	48,750	5,000
Proceeds from issuance of Wytec preferred stock	3,971,358	676,638
Purchase of treasury stock	(29,500)	(3,170)
Net cash provided by financing activities	4,322,108	567,262

Net decrease in cash	1,834,911	(45,466)
Cash - beginning	1,085,113	318,397
Cash - ending	$2,920,024	$272,931

Supplemental disclosures:
Interest paid	$7,421	$30,585
Income taxes paid	$–	$–

Non-cash investing and financing activities:
CCI common stock issued for conversion of CCI convertible debentures	$–	$76,550
Wytec International, Inc. preferred stock issued for conversion of CCI convertible debentures	$–	$68,824
Wytec International, Inc. preferred stock issued for conversion of Wytec convertible debentures	$–	$271,253
Wytec International, Inc. preferred stock issued for exchange of Wytec non-convertible debentures	$–	$230,380
Wytec International, Inc. preferred stock issued to satisfy subscription payable	$3,635,000	$–
Wytec International, Inc. preferred stock issued in exchange for registered links and related equipment	$70,000	$–
Reclassification of software to prepaid expenses	$–	$3,505
Refinanced convertible debentures to nonconvertible debentures	$–	$262,161
Notes payable converted to additional paid-in capital	$–	$68,010

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

As further discussed in Note 8, the Company entered into an agreement with Wytec International, Inc. (“Wytec”) and its subsidiary Wylink, Inc. (“Wylink”) pursuant to which the Company agreed to cancel shares of Wytec common stock owned by the Company in consideration for the cancellation of intercompany debts.  After consummation of the transaction, the Company’s percentage ownership of Wytec decreased to a level such that both Wytec and Wylink are now consolidated as variable interest entities.  The Company is the primary beneficiary of Wytec and controls it though its governing board and continuity of management.

The consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred continuous losses from operations, has an accumulated deficit of $19,250,532 and a working capital deficit of $144,035 at September 30, 2016, and has reported negative cash flows from operations in most periods over the last seven years. In addition, the Company does not currently have the cash resources to meet its operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature of the industry in which the Company operates.

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

Note 2 – Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2016	2015
Telecommunication equipment and computers	$1,122,792	$1,052,792
Furniture and fixtures	44,746	44,746
	1,167,538	1,097,538
Less accumulated depreciation	(475,109)	(315,344)
	$692,429	$782,194

Depreciation expense totaled $159,765 and $159,140 for the nine months ending September 30, 2016 and 2015, respectively.

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

Note 4 – Convertible Debentures

The Company has issued unsecured convertible promissory notes at various times from 2008 through 2015. The notes bear interest at rates of 8.0% to 12.5% per annum. The notes mature at various times through June 2017. At September 30, 2016, convertible debentures totaling $5,000 were outstanding.

The principal balance of each note is convertible into shares of the Company’s common stock. The conversion terms of each note varies, but in general, the notes are convertible at a rate equal to a specified percentage (most range from 80% to 90%) of the Company’s average common stock closing price for a short period of time prior to conversion.

Note 5 – Warrants

The Company currently has a total of 83,380,952 common stock purchase warrants outstanding to purchase a total of 83,380,952 shares of its common stock exercisable through various dates ranging to April 17, 2024, all of which are exercisable at $0.025 per share and only if the Company achieves certain milestones. These warrants are held by the Company’s chief executive officer, and as of September 30, 2016 these milestones have not been met.

During the period ended September 30, 2016, the Company paid $88,000 to repurchase 4,190,477 of the unvested CCI common stock purchase warrants held by the Company’s chief executive officer. This is recorded as general and administrative expense in the accompanying consolidated statement of operations.

Wytec currently has a total of 5,235,342 common stock purchase warrants outstanding to purchase a total of 5,235,342 shares of Wytec common stock exercisable until various dates through December 31, 2017, 750,000 of which are exercisable at an exercise price of $1.00, 461,000 of which are exercisable at an exercise price of $1.25 per share, 75,000 of which are exercisable at an exercise price of $1.45, 3,949,342 of which are exercisable at an exercise price of $1.50 per share.

The following is a summary of activity of CCI and Wytec outstanding common stock warrants:

	Number of CCI Warrants	Number of Wytec Warrants
Balance, December 31, 2015	87,579,429	2,805,672

Warrants granted	–	2,658,670
Warrants exercised	–	(59,000)
Warrants repurchased	(4,190,477)	(170,000)
Warrants expired	–	–
Balance, September 30, 2016	83,380,952	5,235,342

Exercisable, September 30, 2016	83,380,952	5,235,342

Note 6 – Changes in Stockholders’ Equity (Deficit)

In October 2012, the Company granted employees options to purchase 3,000,000 shares of common stock exercisable at $0.01 per share with a three year vesting schedule and expiration dates four years from the grant date. In August 2015, one of the employees resigned from the Company and forfeited his 1,000,000 stock options. For the nine month periods ended September 30, 2016 and 2015, the stock-based compensation related to these option grants was $-0- and $1,500, respectively.

In April 2014, the Company granted 10,000,000 stock options to purchase 10,000,000 shares of its common stock to the Company’s chief executive officer, exercisable at $0.025 per share with a three year vesting schedule and an expiration date of April 17, 2019. For the nine month periods ended September 30, 2016 and 2015, the stock-based compensation related to these option grants was $25,500 and $25,500, respectively.

In September 2014, the Company granted options to purchase a total of 1,500,000 shares of common stock exercisable at $0.02 per share with a three year vesting schedule and an expiration date of September 1, 2018 to two employees. In July 2015, one of the employees was terminated from the Company and forfeited his 750,000 stock options prior to the first vesting milestone. For the nine month periods ended September 30, 2016 and 2015, the stock-based compensation related to these option grants was $1,875 and $3,125, respectively.

In May 2015, the Company granted 750,000 options to one employee to purchase 750,000 shares of common stock, exercisable at $0.02 per share with a three year vesting schedule and an expiration date of May 14, 2019. For the nine month periods ended September 30, 2016 and 2015, the stock-based compensation related to these option grants was $3,000 and $2,000, respectively.

During the nine months ending September 30, 2016, the Company issued 39,000 shares of Wytec common stock for $48,750, 1,358,786 shares of Wytec Series B Preferred Stock and 1,358,786 common stock purchase warrants for $3,971,358 in cash and 1,035,000 shares of Wytec Series B Preferred Stock and 1,035,000 common stock purchase warrants in exchange for 117 registered link obligations that were included in deferred revenue and two registered link obligations and related equipment for which all obligations to the customer had already been met.

During the nine months ending September 30, 2016, the Company refunded $37,500 that had been received for the purpose of issuing 12,500 shares of Wytec Series B Preferred Stock to an investor. The Wytec Preferred Stock Series B shares were never issued to the investor, and the funds were returned.

Note 7 – Treasury Stock

For the nine months ending September 30, 2016, the Company purchased 1,356,060 shares of its common stock at an aggregate cost of $29,500 from a director and employee of the Company.

Note 8 – Intercompany Transaction with Wytec International, Inc. and Subsidiaries

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

An audit of Wytec International, Inc. (“Wytec”) financial statements, as a stand-alone entity, for the fiscal years ended December 31, 2104 and 2015 was completed on July 28, 2016 (the “Audit”). Prior to the completion of the audit, the Company owed an intercompany debt to Wytec for the fiscal years ended December 31, 2104 and 2015 (“Intercompany Debt”). As of June 30, 2016, the Company owned 25,000,000 shares of Wytec’s common stock (the “Wytec Stock”). Prior to the completion of the Audit, management of Wytec and the Company agreed to settle the Intercompany Debt by exchanging 24,529,389 shares of Wytec Stock owned by the Company for settlement of its intercompany debt. The settlement of the Intercompany Debt and the exchange of 24,529,389 shares of Wytec Stock are reflected in the Audit and are reflected in the Company’s consolidated financial statements for the period ending September 30, 2016. The value of the Wytec Stock was calculated based on the relative fair value of the two companies, Wytec as a separate entity and the Company on a consolidated basis without Wytec, and then determining the relative percentage of the Company’s total market capitalization attributable to Wytec. Based on these and other considerations including relative contributed capital, management of Wytec and the Company determined that Wytec’s value represented 62% and 82% of the Company’s market capitalization as of December 31, 2014 and December 31, 2015, respectively. This value was then divided by the number of outstanding shares of Wytec’s common and preferred stock as of December 31, 2014 and December 31, 2015, respectively. When computing the number of outstanding shares of Wytec’s common and preferred stock as of December 31, 2015, the shares of Wytec Stock received by Wytec from the Company to settle the Intercompany Debt were treated as treasury stock. During the period ended September 30, 2016, Wytec and the Company agreed to settle additional Intercompany Debt by exchanging an additional 214,662 shares of Wytec Stock owned by the Company for settlement its additional intercompany debt and these shares were treated as treasury stock.

Note 9 – Subsequent Events

In October 2016, the Company purchased 152,700 shares of its common stock from the Company’s chief strategy officer for a cash payment of $5,000.

In October 2016, the Company purchased 150,000 shares of its common stock from an employee of the Company for a cash payment of $4,995.

In October 2016, a convertible promissory note payable by the Company with an outstanding balance of $7,787 including accrued interest and a maturity date of June 30, 2017 was paid off in cash.

In October 2016, the Company issued 22,000 shares of Wytec International, Inc. (“Wytec”) common stock to one investor pursuant to a warrant exercise.

In October 2016, the Company issued 105,000 shares of Wytec. Series B Preferred Stock and 105,000 Wytec common stock purchase warrants to investors pursuant to Wytec’s private placement made pursuant to Rule 506(c) of Regulation D of the Securities Act of 1933, as amended.

In October 2016, the Company issued 120,000 shares of Wytec’s Series B Preferred Stock and 120,000 Wytec common stock purchase warrants in exchange for 12 registered links that were included in deferred revenue.

In October 2016, the Company refunded two Registered Links for a total cash payment of $70,000 for the return of two link obligations.

In October 2016, the Company approved through shareholder approval the spin-off of Wytec., a Nevada Corporation, and subsidiary of the Company. The Company currently owns 255,949 shares of the outstanding common stock of Wytec and 1,731,104 Wytec common stock purchase warrants.

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

Our current business strategy incorporates the use of millimeter wave technology utilizing wireless frequencies from 5GHz to 80GHz spectrum. Wytec, CCI’s subsidiary, has constructed the use of these spectrums in three (3) markets including San Antonio, Texas., Columbus, Ohio and Denver, Colorado and has commercialized a broadband Internet service directed to the small medium business (known as “SMB”) in two of three markets. The initial focus of service is directed to highly concentrated areas such as the Central Business District (CBD) of each market and to expand the service to high density business zones outside of the CBD. The Company plans to utilize its patent pending LPN-16 Micro Cell technology to provide coverage to these zones.

We believe the use of millimeter wave spectrum is a key component to the development of a 5G network and further support to what has now become popularized as the “Smart City”. Smart Cities are designed to advance multiple mobile communications services, including but not limited to, public safety, first responder, machine to machine, and carrier offload services.

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

On December 18, 2015, Wytec performed an outside speed test on the first LPN-16 working prototype and produced record performance speeds in excess of 500 Mbps to a smart phone and 600 Mbps to a laptop computer. Earlier speed tests and network demonstrations enabled us, through Wytec, to consummate our first services agreement with the City of Columbus on July 7, 2014, Wytec has now substantially completed its footprint coverage of the Central Business District (“CBD”) of Columbus, Ohio and San Antonio, Texas in preparation for the Company’s new marketing and sales strategy.

Overview of Current Operations

We continue to shift our focus away from our past revenue sources, such as, web hosting, dial-up, wireless, DSL, and wired internet services, and move toward the design, development, and implementation of 4G/5G networks with an accelerated concentration towards the development and support of our “Smart City” concept. We believe recent national and international relationships have enhanced the progression of our “Smart City” development in conjunction with the growing relationships with city and state governments.

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

On September 7, 2012, Wytec entered into a definitive agreement with General Patent Corporation (“GPC”) to form Wytec LLC, a Delaware limited liability company, for the purpose of transferring ownership of our five patents originally owned by Wytec International, Inc. into Wytec LLC. GPC acts as the general member of the LLC and will assist in the monetization of the five patents. On September 20, 2016, GPC, the Managing Partner of Wytec, LLC, assigned its partial ownership in the patents to Wytec, terminating the definitive agreement.

Wytec’s current product development involves the continued design of the LPN-16 designed to meet the stringent bandwidth needs of both government “first responder” services as well as “carrier offload” services. Management believes the LPN-16 solution is unique in Small Cell technology with its multiple frequency “noninterference” characteristics. Small Cells as a Service (“SCaaS”) market has been forecasted by SNS Research to reach $15 billion globally by 2020. In addition to the SCaaS market, management believes the LPN-16 will support the needs of the massive growth of the machine to machine (“M2M”) market forecasted by SNS Research to account for nearly $196 billion in global revenues by the end of 2020.

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

Most recently, CCI management has developed a strategic business plan to spin-off its subsidiary, Wytec into the public market. On July 31, 2016, Wytec completed its two (2) year audit as a requirement to begin the process of filing a Registration Statement on Form S-1 with the Securities and Exchange Commission. We anticipate that each CCI shareholder will receive one share of Wytec common stock for every 388 shares of Wytec common stock owned (“Spin-Off Shares”) and two Wytec common stock purchase warrants (“Spin-Off Warrants”) for each share of Wytec common stock received. The Spin-Off Warrants will be exercisable until December 31, 2018 at an exercise price of $3.00 per share. The distribution of the Spin-Off Shares and Spin-Off Warrants is expected to occur on the date Wytec’s Registration Statement on Form S-1 becomes effective.

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

Result of Operations for the Nine Months Ended September 30, 2016 and 2015

Revenue for the nine months ended September 30, 2016 was $115,226, as compared to revenue of $62,239 for the nine months ended September 30, 2015. This increase in revenue of $52,987 or 85% was primarily due to increases in sales from Capaciti Networks, Inc, and Wireless Wisconsin, LLC and a registered link going live with Wytec International, Inc.

Cost of sales for the nine months ended September 30, 2016 was $36,579, a decrease of $3,337, or 8%, from $39,916 for the nine months ended September 30, 2015. Our cost of sales decreased primarily due to managing costs related to our sales operations.

General and administrative expenses were $1,775,081 for the nine months ended September 30, 2016, as compared to $1,283,670 for the nine months ended September 30, 2015. This resulted in an increase of $491,411 or 38% compared to the same period in 2015. The increase in our general and administrative expenses was largely a result of increased activity related to our link program costs during the nine months ended September 30, 2016.

Research and development costs were $5,942 for the nine months ended September 30, 2016 compared to $6,438 for the nine months ended September 30, 2015. The decrease of $496, or 8% was due to a decrease in expenses related to the development of Wytec’s LPN-16.

Salary and wage expenses were $617,849 for the nine months ended September 30, 2016, as compared to $607,806 for the nine months ended September 30, 2015, which resulted in an increase of $10,043, or 2% compared to the same period in 2015. The increase in salary and wages was due to an increase to the compensation of the Company’s chief executive officer during the nine months ended September 30, 2016.

Interest expense for the nine months ended September 30, 2016 was $12,169, as compared to $133,946 for the nine months ended September 30, 2015. This resulted in a decrease of $121,777 or 91% compared to the same period in 2015. The decrease was primarily due to the retirement of convertible and nonconvertible debentures.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for operations. As of September 30, 2016, we had a working capital deficit of $144,035. As of September 30, 2016, $2,210,000 of our current liabilities is deferred revenue on Link sales that have been funded by the customer, for which obligations to the customer have not yet been completed.

As of September 30, 2016, all our outstanding convertible debentures mature within the next twelve months and are classified as current liabilities in the accompanying consolidated balance sheet.

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

Satisfaction of Our Cash Obligations for the Next 12 Months

As of September 30, 2016, our cash balance was $2,920,024. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, private placements of Wytec’s capital stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we would be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Issued Accounting Standards

The Company has reviewed the updates issued by the Financial Accounting Standards Board (“FASB”) during the nine month period ended September 30, 2016, and determined that the updates are either not applicable to the Company or will not have a material impact on the Company.

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

Our chief executive officer and principal financial officer, William Gray, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective as of September 30, 2016. Specifically, our disclosure controls and procedures were not effective in timely alerting our management to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

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

Item 2. Unregistered Sales of Equity Securities.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Warrants Purchased	Average Price Paid per Warrant
July 1, 2016 to July l 31, 2016	637,105	$0.1962	714,286	$0.021
August 1, 2016 to August 31, 2016	-0-	$-0-	-0-	$-0-
September 1, 2016 to September 30, 2016	-0-	$-0-	571,429	$0.021
Total	637,105	$0.1962	1,285,715	$0.021

Item3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On August 9, 2013, the Company’s Board of Directors authorized the issuance of 100,000 shares of Series D Preferred Stock to the Company’s Chief Executive Officer and Chairman, William H. Gray on the later of (i) August 19, 2013 or (ii) upon recording of the Certificate of Designation for the Series D Preferred Stock.

On August 15, 2013, the Company filed a Certificate of Designation for its Series D Preferred Stock with the Secretary of State of Nevada designating 100,000 shares of its authorized preferred stock as Series D Preferred Stock. The shares of Series D Preferred Stock have a par value of $0.001 per share. The Series D Preferred Stock does not have a dividend rate or liquidation preference and is not convertible into shares of common stock.

For so long as any shares of the Series D Preferred Stock remain issued and outstanding, the holders thereof, voting separately as a class, shall have the right, on or after August 15, 2013, to vote in an amount equal to 51% of the total vote (representing a super majority voting power) with respect to all matters submitted to a vote of the shareholders of the Company. Such vote shall be determined by the holder(s) of a majority of the then issued and outstanding shares of Series D Preferred Stock. For example, if there are 10,000 shares of the Company’s common stock issued and outstanding at the time of such shareholder vote, the holders of the Series D Preferred Stock, voting separately as a class, will have the right to vote an aggregate of 10,408 shares, out of a total number of 20,408 shares voting.

The shares of the Series D Preferred Stock shall be automatically redeemed by the Company at their par value on the first to occur of the following: (i) on the date that Mr. Gray ceases, for any reason, to serve as officer, director or consultant of the Company, or (ii) on the date that the Company’s shares of common stock first trade on any national securities exchange provided that the listing rules of any such exchange prohibit preferential voting rights of a class of securities of the Company, or listing on any such national securities exchange is conditioned upon the elimination of the preferential voting rights of the Series D Preferred Stock set forth in this Certificate of Designation.

Additionally, the Company is prohibited from adopting any amendments to the Company’s Bylaws or Articles of Incorporation, as amended, making any changes to the Certificate of Designation establishing the Series D Preferred Stock, or effecting any reclassification of the Series D Preferred Stock, without the affirmative vote of at least 66-2/3% of the outstanding shares of Series D Preferred Stock. The Company may, however, by any means authorized by law and without any vote of the holders of shares of Series D Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designation that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series D Preferred Stock.

This brief description of the Certificate of Designation is only a summary of the material terms and is qualified in its entirety by reference to the full text of the form of the Certificate of Designation as attached to this Report on Form10-Q as Exhibit 3.4

Item 6. Exhibits.

Exhibit	Exhibit Description	Filed herewith	Form	Filing date
2.1	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2	01/11/02
2.2	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2/A	08/02/02
2.3	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2/A	04/24/03
2.4	Plan and agreement of reorganization between Competitive Companies, Inc. and CCI Acquisition Corp		8-K	05/09/05
3.1	Articles of Competitive Companies, as amended		SB-2	01/11/02
3.2	Certificate of Correction	X
3.3	Bylaws of Competitive Companies		SB-2	01/11/02
3.4	Series D Preferred Stock Certificate of Designation of Competitive Companies, Inc.	X
3.5	Series C Preferred Stock Certificate of Designation of Wytec International, Inc.		8-K	07/25/16
4.1	Form of Warrant to be issued by Competitive Companies, Inc. to MediaG3, Inc.		8-K	11/15/11
4.2	Form of Warrant to be issued by Competitive Companies, Inc.		8-K	04/25/14
4.3	Stock Option Agreement issued by Competitive Companies, Inc.		8-K	04/25/14
10.1	Stock Purchase Agreement by and among Competitive Companies, Inc., a Nevada corporation, Wytec International, Inc., a Nevada corporation, MediaG3, Inc., a Delaware corporation, and its wholly owned subsidiary, Wytec, Incorporated, a California corporation		8-K	11/15/11
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act *	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act *	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act *	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act *	X
101.INS	XBRL Instance Document *	X
101.SCH	XBRL Schema Document *	X
101.CAL	XBRL Calculation Linkbase Document *	X
101.DEF	XBRL Definition Linkbase Document *	X
101.LAB	XBRL Label Linkbase Document *	X
101.PRE	XBRL Presentation Linkbase Document *	X

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

Date: November 9, 2016

