Form 10-K
period 2016-12-31
COMPETITIVE COMPANIES INC
filed 2017-03-31
CIK 1161706

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2016, based on a closing price of $0.03 was approximately $10,032,325 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by OTC-QB Market).

The number of shares of common stock, $0.001 par value, outstanding on March 30, 2017 was 332,752,068 shares.

COMPETITIVE COMPANIES, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2016

i

PART I

Item 1. Business.

The Company

Competitive Companies, Inc. (the “Company”) was originally incorporated in the state of Nevada in October 2001 and, in addition to its own marketing operations, works with its operating affiliates and subsidiaries, Wytec International, Inc., a Nevada corporation (“Wytec”), Wylink, Inc., a Texas corporation (“Wylink”), Wireless Wisconsin LLC, a Wisconsin limited liability company (“Wireless WI”), Capaciti Networks, Inc., a Texas corporation (“Capaciti”), Innovation Capital Management, Inc., a Delaware corporation (“ICM”), and Innovation Capital Management LLC, a Texas limited liability company (“ICMLLC”) (collectively with Wytec, Wylink, Wireless WI., Capaciti, ICM, and ICMLLC, the “Affiliates”). The Company and its Affiliates (also collectively referred to as “CCI,” “we,” “us,” and “our”) are involved in providing next generation fixed and mobile wireless broadband internet services nationally (and planned eventually to be internationally) to wholesale, retail and enterprise customers with a special focus on the small medium business known as the “SMB” market.

In October 2016, the Company’s board of directors and majority shareholders authorized a planned spin-off of Wytec (“Spin-Off”). Management believes the spin-off may be approved by the summer of 2017, but no assurance is provided as to when, or if this may be finalized. As of December 31, 2016, CCI owns 865,552 shares of the outstanding common stock of Wytec, and 1,731,104 Wytec common stock purchase warrants, which, if the spin-off is completed, will be distributed among CCI shareholders on a pro rata basis.

On December 9, 2016, CCI filed an Information Statement on Schedule 14C and on January 10, 2017, Wytec filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (the “SEC”). These filings describe in detail the terms and conditions of the Spin-Off. Upon the S-1 Registration Statement being declared effective by the SEC, Wytec will no longer be owned by the Company, as the Company is distributing 100 % of its owned Wytec common stock and warrants to its shareholders. Wireless WI, ICM, and ICM LLC, will continue to be wholly owned subsidiaries of the Company.

The Company intends to continue operations as an ongoing entity with its primary focus in the telecommunication industry. More specifically, this focus will be to market the Wytec Brand and to expand its interest in acquiring and financing industry related technologies and operations capable of increasing shareholder value and growth. The plan will include, but not be limited to the introduction of the “Broadband Innovation Fund” to be sponsored by its wholly owned subsidiary, Innovation Capital Management, Inc.

Affiliate Operations

ICM, Inc. was formed to operate as the Company’s private equity placement division focused on raising capital and developing joint ventures and acquisitions, while ICM, LLC. focuses on structuring strategic marketing relationships for the Company’s products and services. ICM managed our $5,374,480 buyback unit offering for Wytec International, Inc. The offering was of 205 units consisting of 4,100,000 shares of Wytec Series A Convertible Preferred Stock and Participating Interest. The units were offered for exchange for up to 205 Registered Links owned by Wytec Linkholders. Each unit consisted of (1) a pro rata percentage interest in the net profits of Wytec, calculated in accordance with U.S. generally accepted accounting principles ("GAAP") and distributable on a quarterly basis until the earlier to occur of (a) the date on which Wytec becomes a fully reporting company with the Securities and Exchange Commission ("SEC") and its common stock is traded on the NASDAQ Capital Market or higher, or (b) five (5) years from the date of the closing of the buyback offering, which was January 2014, and (2) 20,000 shares of the Wytec's Series A Convertible Preferred Stock, each share of which is convertible into one share of Wytec's common stock at any time. The units will share in a total of 33.3% of Wytec’s net profits. Wytec has issued 168 units in the buyback unit offering. Upon the Wytec spin-off becoming effective, the Company will continue to look for opportunities to acquire other telecom operations and/or industry technologies while ICM will concentrate its focus on the Broadband Innovation Fund.

Wireless WI provides high speed wireless internet connections to customers with emphasis on the SMB marketplace in rural communities. Wireless WI operates in both a regulated and non-regulated environment. The Company utilizes current technologies offered through both Wytec and other providers to achieve its objective.

Spin-Off Affiliate Operations

Wytec International, Inc. (“Wytec”), a Nevada corporation, is a developer of wide area networks (called the “Diamond Ring”), designed to serve the internet access needs of the SMB market utilizing the advanced benefits of wireless millimeter wave technology. Wytec has now developed three (3) of these networks located in San Antonio, Texas, Columbus, Ohio and Denver, Colorado. Wytec was incorporated in November of 2011 with the purchase of five (5) United States patents directly related to local multipoint distribution service (“LMDS”), utilized in broadband wireless access technology originally designed for digital television transmission (the “Patents”). In June 2014, Wytec filed a provisional patent for its small cell (“Small Cell”) infrastructure technology which we now call the “LPN-16.” In March 2015, Wytec filed an International Patent Cooperation Treaty (“PCT”) application to expand potential patent protection rights in multiple countries outside the United States.

In January 2016, in order to better facilitate the marketing of its services, Wytec began the development of a proprietary online quoting system called “WyQuote”. Wytec has developed four primary products/services offered through the WyQuote system. They are:

1)	Fixed Wireless- Wytec offers this service on its millimeter wave network as a primary internet connection focused on the SMB market, currently only in areas covered by its Diamond Ring networks

2)	Fail-Over 4G- Wytec utilizes a wholesale contract from two primary carriers (Sprint/Verizon) to offer this service on a nationwide basis. Connection speeds are limited to average cellular speeds of approximately 15 Mbps.

3)	Fail-Over 5G- Wytec utilizes its millimeter wave network to offer this service to the enterprise market, currently only in areas covered by its Diamond Ring networks. Connection speeds are up to 1 Gbps but new technology is providing even faster connections.

4)	Internet Booster Plus (IB+)- Wytec utilizes its millimeter wave network to offer this service designed to service the SMB market for customers under a primary contract with an existing wired service such as cable. This service allows prospective customers to boost an upload only connection to better support new applications needing symmetrical connections to operate more efficiently.

WyQuote offers this online tool to an existing pool of approximately 100,000 telecom agents throughout the United States. Current online tools are deficient in allowing agents to order services online for their clients. Typically, orders are generated by telephone and/or e-mails with other service ordering systems. The WyQuote system is designed to allow independent agents to view its wireless products and services, evaluate the service and then purchase the service online. Management believes that this functionality will enable Wytec to ramp-up its revenues rapidly. The WyQuote system is live utilizing three (3) callers who are offering a 30-day free trial of both the 4G Fail-over and the IB+ service within the San Antonio market to determine successful sales metrics for future deployment planning. Assuming successful sales metrics are obtained, Wytec expects to increase its telemarketing specialists by up to forty-five (45) callers in 15 markets by year-end 2017. Management selects new markets from market analytics derived from its digital marketing effort as well as its sales metrics. Wytec expects that, among other future business conducted between CCI and Wytec after the Spin-off, Wytec will be a customer for CCI’s client leads generated by CCI’s marketing campaign.

Wytec’s multi-city development plan is a part of a “master plan” to prepare for the deployment of its patent pending LPN-16 Small Cell technology. Small Cell technology has most recently been defined by numerous studies as a primary solution to overcoming today’s current data deficiencies in mobile carrier networks. Signals and Systems (“SNS”) Research forecast that greater than 60% of today’s mobile network data traffic will be supported by Small Cell technology by 2020 and account for $352 billion in mobile data service revenues. As its basic millimeter wave infrastructure continues to develop and expand with the use of the LPN-16, we believe Wytec will be an integral part of carrier “offloading” which SNS Research has already forecasted to exceed $15 billion by 2020 with more than $12 billion in the United States alone.

Though carrier-offloading services are extremely significant, the LPN-16 is capable of other services even larger than carrier offloading, however, Wytec is still in the preliminary phase of developing and marketing internet access services and testing of the LPN-16 technology These services include government and non-government services such as public safety, first responder and machine to machine (“M2M”) or the “Internet of Things” services. International Data Corporation (“IDC”) forecast the Internet of Things market to reach $7.1 trillion globally by 2020. Wytec believes its LPN-16 Small Cell solution is ideal for supporting multiple sectors of this huge marketplace. The timing of the commencement of the launch of the LPN-16 product line is currently uncertain, and may be delayed until Wytec has more capital to fund it.

Wylink, Inc, WyLink, Inc., (“Wylink”) a wholly-owned subsidiary of Wytec, is engaged in the business of preparing and filing with the Federal Communications Commission (“FCC”) Form 601-FCC Applications for Radio Service Authorization for the purpose of obtaining the use of “millimeter wave” spectrum in the 71-95 GHz bands on a shared basis with federal government initiatives. The FCC adopted a flexible and innovative regulatory framework for the 71-95 GHz bands that would not require traditional frequency coordination among non-federal government use. Rights with regard to specific links are established based upon the date and time of link registration. Once a “frequency” license has been obtained under Wylink’s registered link program (“Link Program”), the license holder must register GPS coordinates on a point-to-point link (“Link”) with an FCC certified database manager to receive FCC frequency protection under the Link registration. Frequency holders may register as many Links as desired, but must establish an “operating” link, determined by connecting proper radio equipment at each end of the Link, within one (1) year of registration. In consideration for a onetime payment by the customer, Wylink performed the license and registration of Links on behalf of third party Link holders, furnished and installed their equipment, and agreed to lease a minority portion of the Link’s capacity for a fixed monthly fee payable by Wytec. Wylink ceased the Link Program for third parties in January 2016 but retains its expertise, which is expected to be utilized on behalf of Wytec to acquire Links it may need in the future for its planned new networks.

Capaciti Networks Inc., Capaciti, Networks, Inc., a wholly owned subsidiary of Wytec, was originally formed to market internet services on for the Diamond Ring networks designed and developed by Wytec. The offerings include, but are not limited to, fixed and mobile wireless service offerings to both residential and commercial internet customers. In November 2013, Capaciti began selling mobile Wi-Fi through its contractual relationship with Pronto Networks allowing Wi-Fi services to be marketed in the Central Business District (“CBD”) of Columbus, Ohio. To date, Capaciti has accepted over 240 mobile Wi-Fi connections, but has discontinued this service until a new marketing campaign can be implemented to increase the number of customers. Wytec believes this service offering will be renewed and grow with the advent of independent telecom sales agents in the geographical marketing area, local digital and print marketing efforts and as users discover the record breaking speed of the network, delivering more than 100 Mbps to a smart phone and more than 200 Mbps to a laptop.

Revenue Sources

ICM is expected to be the general manager of a Broadband Fund (the “Fund”), which CCI plans to form in order to finance equipment purchases for Wytec’s network build-out. We expect the Fund to engage in a private placement of its interests in the third or fourth quarter of 2017. ICM will receive a fee for its services as a general manager of the Fund.

Competition and Market Overview

CCI is transitioning into providing financial and development support in the telecommunications industry as well as professional, technical, and management to a wide range of potential customers including municipalities, governments, education, large venues, and similar sectors desirous of or planning a “smart city” initiative. The telecommunications industry is highly competitive, rapidly evolving, and subject to technology changes. Additionally, there are numerous telecommunications service companies that conduct extensive advertising campaigns to capture market share. CCI believes that the principal competitive factors affecting its business will be the continued advancement of private/public partnership development, competitive pricing levels, network performance, speed and data capacity efficiency, customer service, and the variety of data plans offered as well as improved marketing efforts through professional independent telecommunication agents. Our ability to compete effectively will depend upon our continued ability to maintain high-quality, market-driven services at prices generally equal to or below those charged by competitors. To maintain a competitive posture, CCI believes that it must be in a position to reduce its prices in order to meet reductions in rates, if any, by others. Any such reductions could reduce profitability and make it cost prohibitive to continue as a going concern. Many of CCI’s current and potential competitors have financial, personnel, and other resources, including brand name recognition, greater than ours, as well as other competitive advantages.

Within the telecommunications industry sector, CCI competes principally with traditional local phone companies serving an area, including but not limited to AT&T, BellSouth, and Verizon. While these providers have name recognition, we believe CCI utilizes next generation technology to offer competitive pricing in various products and services related to 4G and emerging 5G mobile broadband services. The Company is currently marketing its products through Capaciti, but has not achieved and does not expect to achieve a significant market share for any of its resale transport services in the short run. Recent regulatory initiatives allow newer local phone companies to connect with traditional local phone company facilities. Although this provides increased business opportunities for CCI, such connection opportunities have been, and likely will continue to be, accompanied by increased pricing flexibility for and relaxation of regulatory oversight of the traditional local telephone companies.

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

Intellectual Property

The Company, through Wytec, is owner of an interest in five (5) United States Patents directly related to LMDS or millimeter technology, one of which expired in November 2015 and the other four of which are scheduled to expire in 2017 and 2018. The Company is currently in the process of developing its next generation of the technology (the LPN-16) to include substantial improvements in software integration, multiple frequencies and attachment capabilities. To protect this newer advanced technology, Wytec filed a provisional patent application in 2014 with the United States Office of Patents and Trademarks, and international patent applications ultimately for several foreign countries for the same technology in 2015.

Employees

As of December 31, 2016, we and our Affiliates had ten (10) full-time employees, including two (2) executive officers. Currently, there are no organized labor agreements or union agreements between us and our employees.

Assuming we are able to earn additional revenue through organic growth, acquisitions and strategic alliances during 2017, we may need to hire additional employees. In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate. We believe the use of third-party service providers may enhance our ability to control general and administrative expenses and operate efficiently.

Governmental Approval and Regulation

CCI generally is subject to all of the governmental regulations that regulate businesses such as compliance with regulatory requirements of federal, state, and local agencies and authorities, including regulations concerning workplace safety, labor relations, and disadvantaged businesses. In addition, CCI’s operations are affected by federal and state laws relating to marketing practices in the telecommunications industry.

Traditionally, telephone services have been subject to extensive state regulation, while internet services have been subject to less regulation. VoIP has elements that resemble traditional telephone companies as well as those that resemble the internet. Therefore, VoIP did not fit into either existing framework of regulation and until recently operated in an environment that was largely free of regulation.

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

Federal Regulation

The FCC has authority to regulate and implement provisions of the Telecommunications Act of 1996. One of the provisions enacted by the FCC was the Universal Service Order, which requires telecommunications carriers providing interstate telecommunications services to periodically contribute to universal service support programs administered by the FCC. The periodic contribution requirements to the Universal Service Funds are currently assessed based on a percentage of each contributor’s interstate end user telecommunications revenues reported to the FCC. The contribution rate factors are determined quarterly and carriers are billed for their contribution requirements each month based on projected interstate and international end-user telecommunications revenues, subject to periodic reconciliation. Currently we are not charged and are not paying a Universal Services Funds fee to the FCC. In the future, we may become subject to this charge and have to pay it, in which case we would pass these fees to our customers a part of our service charges.

The FCC is considering several proposals that would fundamentally alter the basis upon which the Universal Service Fund contributions are determined and the means by which contributions can be recovered from. As of the first quarter 2013, the Universal Service Funds fee equals 16.1% of a telecom company’s interstate end-user revenues. As of the second quarter of 2013, the Universal Service Funds fee is 15.5%. If in the future, we are required to pay the Universal Service Funds fee, those charges may impact our service fees and the ability to recoup these contributions from our customers.

The FCC recently adopted a regulatory policy to promote “net neutrality” for internet access. This policy is expected to result in more regulatory oversight of the internet access service industry by the FCC to ensure fair and equal access to the internet for businesses of all sizes, including potential pricing regulations. The FCC is promulgating new regulations to implement its policy to promote “net neutrality”, the impact of which on the Company and its Affiliates is currently uncertain.

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

State agencies require that CCI file periodic reports, pay various fees and assessments, and comply with rules governing quality of service, consumer protection, and similar issues. Although the specific requirements vary from state to state, they tend to be more detailed than the FCC’s regulation because of the strong public interest in the quality of basic local exchange service. CCI will comply with all applicable state regulations, and as a general matter does not expect that these requirements of industry-wide applicability will harm the business. New regulatory burdens in a particular state may, however, affect the profitability of services in that state.

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

Item 1A. Risk Factors.

Risks Relating with Our Business and Marketplace

We have incurred losses since inception and expect to incur losses for the foreseeable future. In addition, our poor financial condition raises substantial doubt about our ability to continue as a going concern. Our net losses for the years ended December 31, 2016 and 2015 were $3,374,198 and $2,948,112, respectively. As of December 31, 2016, we had $2,777,313 in cash available to finance our operations. Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of securities, issuances of convertible notes, and sales of Registered Links by Wylink to satisfy working capital requirements. We no longer sell Registered Links, so no future revenue is expected from that source. We will continue to be dependent upon the proceeds of future private offerings of our securities to fund development of products, short-term working capital requirements, marketing activities and to continue implementing our current business strategy. We cannot assure that we will be able to raise the necessary capital to continue operations.

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

We may not be able to repay our indebtedness. From time to time we have substantial indebtedness to related parties and to unaffiliated third parties, as disclosed in more detail in our reports, financial statements, and notes to financial statements filed with the SEC. We cannot assure that we will be able to repay all or any of our indebtedness, or that the indebtedness does not and will not continue to have a material adverse impact on our financial condition, operating results and business performance, including but not limited to our ability to continue as a going concern.

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

We are exposed to various possible claims relating to our business and our insurance may not fully protect us. We could incur claims as a result of the conduct of our business. We generally maintain theft and casualty insurance and have modest liability and property insurance coverage, along with workmen’s compensation and related insurance. Should uninsured losses occur, our shareholders could lose their invested capital.

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

Risks Relating To Our Common Stock

If we fail to remain current on our reporting requirements, we could be removed from the over-the-counter market which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. Our common stock currently trades on OTC-Pink Sheets market. We qualify for the OTC-QB Market if we pay the OTC a $10,000 annual fee. We may decide to pay the fee and move up to the OTC-QB Market, but there are no assurances as to if or when we would make that decision. Companies trading on the OTC-QB Market, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC-QB Market. More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC-QB Market by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC-QB Market for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC-QB Market for one year. The market liquidity for our securities is currently adversely affected by being on the OTC-Pink Sheets, limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our internal controls are inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of CCI, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of CCI are being made only in accordance with authorizations of management and directors of CCI, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of CCI’s assets that could have a material effect on the financial statements.

We have a limited number of personnel that are available to perform various roles and duties. Furthermore, we have one individual, our chief executive officer, who is responsible for monitoring and ensuring compliance with our internal control procedures. As a result, our internal controls are inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our stock. In addition to the “penny stock” rules described above, FINRA has adopted rules that require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located at 19206 Huebner Road, Suite 202, San Antonio, Texas, where we lease approximately 3,400 square feet of office space pursuant to a two-year lease agreement which was renewed on November 1, 2015. Our monthly lease payment is currently $5,520. On November 1, 2017, it will increase to $5,630 per month until the lease expires on October 31, 2018. The Company has the ability to extend the lease on month to month basis at the end of the current lease term.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our common stock was approved for trading on FINRA’s Over-the-Counter Bulletin Board market (OTC:BB) under the symbol CCOP on March 8, 2006. Our common stock now trades relatively light volume on the OTC-Pink Sheets Market, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. The range of high and low bid quotations for each fiscal quarter within the last two fiscal years was as follows:

	December 31, 2016		December 31, 2015
	High	Low	High	Low
1st Quarter	$0.035	$0.017	$0.020	$0.010
2nd Quarter	$0.031	$0.015	$0.036	$0.110
3rd Quarter	$0.038	$0.015	$0.030	$0.110
4th Quarter	$0.042	$0.028	$0.030	$0.011

The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

The Company is authorized to issue 500,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 100,000,000 shares of preferred stock, par value $0.001 per share, 100,000 of which have been designated as Class D Preferred Stock, 100,000 of which are issued and outstanding as of December 31, 2016. Each share of Class D Preferred Stock has a par value of $0.001 and the equivalent of 51% of the votes on any matter submitted to shareholders for a vote. The Class D Preferred Stock is not convertible into the Company’s common stock and has no rights to dividends and virtually no rights to liquidation preference. The liquidation preference of each share of the Class D Preferred Stock is its par value.

As of December 31, 2016, the Company is currently researching the validity of the authorization and issuance of Class A, Class B and Class C Preferred Stock.  The Company has found no evidence of a Certificate of Designation or any other document on file with the Nevada Secretary of State for these classes of Preferred Stock.  The Company will attempt to contact the owners of these shares, and expects to reach a conclusion as to their validity in 2017.

As of March 30, 2017, there were 682 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of March 30, 2017, there were 332,752,068 shares of common stock outstanding on record.

We have never declared or paid dividends on our Common Stock and have no plan to do so in the immediate future.

Equity Compensation Plan and Information

2012 Stock Incentive Plan

On October 10, 2012, in order to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success, the Company, through its board of directors, adopted an equity incentive plan (the “Plan”), pursuant to which 25,000,000 shares of our common stock are reserved for issuance as awards to employees, directors, consultants and other service providers. Under the Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code and non-qualified stock options. The incentive stock options may only be granted to employees. Nonstatutory stock options may be granted to employees, directors and consultants. The Plan is administered by our board of directors until such time as such authority has been delegated to a committee of the board of directors. The Plan was ratified by our shareholders in September 2013. As of the date of this report, 15,250,000 stock options have been granted, 2,000,000 have expired, 1,750,000 have been canceled, and 11,500,000 remain outstanding under the Plan.

Plan and Non-Plan Stock Option Grants

The following table sets forth information as of December 31, 2016, regarding outstanding options granted under the plan and options reserved for future grant under the plan.

Plan Category	Number of shares to be issued upon exercise of outstanding stock options	Weighted- average exercise price of outstanding stock	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	13,500,000	$0.02	11,500,000

Non Plan Equity Compensation	0	$0.00	0

Total	13,500,000	$0.02	11,500,000

Warrants

During the year ended December 31, 2016, the Company paid $138,000 to repurchase 87,571,429 unvested CCI common stock purchase warrants held by the Company’s chief executive officer. There are currently no remaining outstanding warrants to purchase CCI common stock.

Recent Sales of Unregistered Securities

The Company did not issue any securities during the fiscal year ended December 31, 2016 in transactions exempt from registration that were not previously included in a Quarterly Report on Form 10-Q or in a Report on Form 8-K.

Issuer Purchases of Equity Securities

The Company repurchased a total of 1,658,760 shares of its outstanding common stock during the year ended December 31, 2016, from employees of the Company for $39,456.

During the year ended December 31, 2016, the Company repurchased the outstanding 87,571,429 CCI common stock purchase warrants issued to the Company’s chief executive officer for $138,000.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements

This Form 10-K contains financial projections and other “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others, statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Form 10-K. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this Form 10-K. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:

(a)	volatility or decline of our stock price;

(b)	potential fluctuation in quarterly results;

(c)	our failure to earn revenues or profits;

(d)	inadequate capital to continue business;

(e)	insufficient revenues to cover operating costs;

(f)	barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

(g)	dilution experienced by our shareholders in their ownership of the Company because of the issuance of additional securities by us, or the exercise of outstanding convertible securities;

(h)	inability to complete research and development of our technology with little or no current revenue;

(i)	lack of demand for our products and services;

(j)	loss of customers

(k)	rapid and significant changes in markets;

(l)	technological innovations causing our technology to become obsolete;

(m)	increased competition from existing competitors and new entrants in the market;

(n)	litigation with or legal claims and allegations by outside parties;

(o)	inability to start or acquire new businesses, or lack of success of new businesses started or acquired by us, if any;

(p)	inability to effectively develop or commercialize our technology; and

(q)	inability to obtain patent or other protection for our proprietary intellectual property.

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

Overview of Current Operations

For the years ended December 31, 2016 and 2015, we incurred net losses of $3,374,198 and $2,948,112 respectively. Our accumulated deficit at the end of December 31, 2016 was $18,522,585. We have a history of operating losses and expect to continue incurring losses for the foreseeable future. We cannot anticipate when, if ever, our operations will become profitable. We expect to incur significant net losses as we invest in our technology, expand our markets and pursue our business strategy. We intend to invest significantly in our business before we expect cash flow from operations to be adequate to cover our operating expenses. If we are unable to execute our business strategy and grow our business, either as a result of the risks identified in this annual report or for any other reason, our business, prospects, financial condition and results of operations will be adversely affected.

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

Revenue Recognition

Our main source of revenue currently is through the Wytec’s subsidiary, Capaciti Networks, where the sales of both wired and wireless services, including products, wireless data cards, back office platform and rate plans to their commercial and enterprise clients. As such, we recognize revenues from our wired and wireless internet services in the month in which we provide services. Services provided but not billed by the end of the year are reflected as unbilled receivables in the accompanying consolidated balance sheets; likewise, services billed in advance for future months are reflected in deferred revenues in the accompanying consolidated balance sheets.

A second source of revenue is through the Company’s subsidiary, Wireless WI. Our revenue is recognized when persuasive evidence of an arrangement exists; delivery of our services has occurred; our price to our customer is fixed or determinable; and collectability of the sales price is reasonably assured. As such, we recognize revenues from our dial-up and broadband internet services in the month in which we provide services. Services provided but not billed by the end of the year are reflected as unbilled receivables in the accompanying consolidated balance sheets; likewise, services billed in advance for future months are reflected in deferred revenues in the accompanying consolidated balance sheets.

A third source of revenue until January 2016 was through the Company’s subsidiary, Wylink, FCC Registered Links, as well as the necessary equipment and installation of the equipment, were sold to qualified individuals. Revenue was recognized once the link was registered on behalf of the customer, and the necessary equipment has been installed and is ready for use. Amounts collected from the customer prior to completion of all obligations to the customer are recorded as deferred revenue. Commission expense is recorded in the period in which the commission from the sale has been earned and paid, even though the revenue from the sale may not be recognized until a future period.

Stock-Based Compensation

All share based-based payments to service providers or employees, including grants of employee stock options, are recognized in the statement of operations based upon their fair values. Stock issued for services, stock-based compensation and expenses related to stock option awards totaled $41,045 and $42,750 for the years ended December 31, 2016 and 2015, respectively.

Result of Operations for the Years Ended December 31, 2016 and 2015

Revenues for the year ended December 31, 2016 were $98,446 compared to revenues of $80,806 for the year ended December 31, 2015, which resulted in an increase of $17,640, or 22%. Our revenues increased in 2016 compared to 2015 due to increase of revenue from the operations of our subsidiary, Capaciti Networks, Inc. and network related services.

Cost of sales for the year ended December 31, 2016 was $72,958, an increase of $20,983, or 40%, from $51,975 for the year ended December 31, 2015. Our cost of sales increased primarily due to costs incurred in the operation of our internet services provided by our registered link program.

General and administrative expenses were $2,311,906 for the year ended December 31, 2016 compared to $1,789,783 for the year ended December 31, 2015, which resulted in an increase of $522,123 or 29%. The increase in our general and administrative expenses was largely a result of an increase in referral commissions paid. Referral commission expense is recorded in the period in which the commission from the referral has been earned and paid, even though the revenue from the sale may not be recognized until a future period.

Salary and wage expenses were $856,482 for the year ended December 31, 2016 compared to $814,499 of salary and wage expenses for the year ended December 31, 2015, which resulted in an increase of $41,983, or 5%. The increase in salary and wages is due to the increase in compensation paid during the year to the current employees as well as the Company’s officers. The number of employees was 10 full time employees in 2015 to 10 full time employees in 2016.

Research and development costs were $6,097 for the year ended December 31, 2016 compared to $22,358 of research and development costs for the year ended December 31, 2015, which resulted in a decrease of $16,261, or 73%. The decrease in research and development costs is due to a reduction in expenses incurred in the development of Wytec’s LPN-16.

Depreciation expense was $213,797 for the year ended December 31, 2016 compared to $212,002 for the year ended December 31, 2015, resulting in an increase of $1,795 or 1%. The increase in depreciation expense is principally due to the placement of additional property and equipment in service during 2016.

Interest expenses were $12,097 for the year ended December 31, 2016 compared to $136,959 of interest expense for the year ended December 31, 2015, which resulted in a decrease of $124,862, or 91%. The decrease was primarily due to payoff of all convertible and non-convertible debentures and related accrued interest during 2016.

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

During the year ended December 31, 2016, the Company repurchased a total of 1,658,760 shares of common stock, at an aggregate cost of $39,456.

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

Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $18,522,585 at December 31, 2016, and have reported negative cash flows from operations over the last six years. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Competitive Companies, Inc.

We have audited the accompanying consolidated balance sheet of Competitive Companies, Inc. and subsidiaries (collectively, the “Company) as of December 31, 2016, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Competitive Companies, Inc. and subsidiaries as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Akin, Doherty, Klein & Feuge, P.C.

San Antonio, Texas

March 30, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Competitive Companies, Inc.

We have audited the accompanying consolidated balance sheet of Competitive Companies, Inc. and subsidiaries (collectively, the “Company) as of December 31, 2015, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Competitive Companies, Inc. and subsidiaries as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Padgett, Stratemann & Co., L.L.P.

San Antonio, Texas

March 30, 2016

COMPETITIVE COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
Assets

Current assets:
Cash	$2,777,313	$1,085,113
Accounts receivable, net	6,542	4,328
Prepaid expenses	12,853	8,200
Total current assets	2,796,708	1,097,641

Property and equipment, net	603,397	782,194

Other assets:
Construction in process	363,779	359,900
Deposits and other assets	25,905	43,610
	389,684	403,510

Total assets	$3,789,789	$2,283,345

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$166,372	$253,975
Accrued expenses	40,748	65,932
Deferred revenues, net of commissions	1,930,000	6,242,500
Convertible debentures	–	18,500
Total current liabilities	2,137,120	6,580,907

Total liabilities	2,137,120	6,580,907

Stockholders' (deficit):
Controlling interest:
Preferred stock, $0.001 par value 100,000,000 shares authorized:
Class A, no shares issued and outstanding with no liquidation value	–	–
Class B, 1,495,436 shares issued and outstanding with no liquidation value	1,495	1,495
Class C, 1,000,000 shares issued and outstanding with no liquidation value	1,000	1,000
Class D, 100,000 shares issued and outstanding with no liquidation value	100	100
Common stock, $0.001 par value, 500,000,000 shares authorized, 337,167,991 shares and 337,167,991 shares issued, 332,752,068 and 334,410,828 shares outstanding at December 31, 2016 and December 31, 2015, respectively	337,164	337,164
Additional paid-in capital	18,504,176	13,350,191
Accumulated (deficit)	(18,522,585)	(18,136,863)
Treasury stock, at cost, 4,415,923 and 2,757,163 shares at December 31, 2016 and December 31, 2015, respectively	(118,174)	(78,718)
Noncontrolling interest	1,449,493	228,069
Total stockholders' (deficit)	1,652,669	(4,297,562)

Total liabilities and stockholders' (deficit)	$3,789,789	$2,283,345

See accompanying notes to financial statements.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year
	Ended December 31,
	2016	2015

Revenue	$98,446	$80,806
Cost of sales	72,958	51,975

Gross profit	25,488	28,831

Expenses:
General and administrative	2,311,906	1,789,783
Salaries and wages	856,482	814,499
Research and development	6,097	22,358
Depreciation and amortization	213,797	212,002
Bad debts	–	1,235
Total operating expenses	3,388,282	2,839,877

Net operating loss	(3,362,794)	(2,811,046)

Other income (expense):
Interest income	578	43
Interest expense	(12,097)	(136,959)
Other income	234	–
Other expense	–	(150)
Loss on sale of assets	(119)	–
Total other income (expense)	(11,404)	(137,066)

Net loss	$(3,374,198)	$(2,948,112)

Net loss attributable to the noncontrolling interest	$(2,988,476)	$(202,403)

Net loss attributable to Competitive Companies, Inc.	$(385,722)	$(2,745,709)

Weighted average number of common shares outstanding - basic and fully diluted	333,539,526	333,787,781

Net loss per share - basic and fully diluted	$(0.00)	$(0.01)

See accompanying notes to financial statements.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

	Class A		Class B		Class C		Class D
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2014	–	$–	1,495,436	$1,495	1,000,000	$1,000	100,000	$100	335,621,533	$335,618

Stock-based compensation expense	–	–	–	–	–	–	–	–	–	–

CCI shares issued for conversion of debt	–	–	–	–	–	–	–	–	1,546,458	1,546

Adjustment for warrants issued for extended notes payable	–	–	–	–	–	–	–	–	–	–

Issuance of Wytec International, Inc. preferred stock to satisfy subscription payable	–	–	–	–	–	–	–	–	–	–

Issuance of Wytec International, Inc. series B preferred stock	–	–	–	–	–	–	–	–	–	–

Issuance of Wytec International, Inc. Series B preferred stock for CCI notes	–	–	–	–	–	–	–	–	–	–

Issuance of Wytec International, Inc. Series B preferred stock for Wytec notes	–	–	–	–	–	–	–	–	–	–

Purchase of treasury stock	–	–	–	–	–	–	–	–	–	–

Net loss for the year ended December 31, 2015	–	–	–	–	–	–	–	–	–	–

Balance, December 31, 2015	–	$–	1,495,436	$1,495	1,000,000	$1,000	100,000	$100	337,167,991	$337,164

Stock-based compensation expense	–	–	–	–	–	–	–	–	–	–

Issuance of Wytec International, Inc. common stock warrants for services	–	–	–	–	–	–	–	–	–	–

Issuance of Wytec International, Inc. common stock and preferred stock units to third parties	–	–	–	–	–	–	–	–	–	–

Exchange of related party payable to subsidiary for subsidiary common stock	–	–	–	–	–	–	–	–	–	–

Exchange of Capaciti Networks Inc. common stock for subsidiary common stock	–	–	–	–	–	–	–	–	–	–

Purchase of treasury stock	–	–	–	–	–	–	–	–		–

Net loss for the year ended December 31, 2016	–	–	–	–	–	–	–	–	–	–

Balance, December 31, 2016	–	$–	1,495,436	$1,495	1,000,000	$1,000	100,000	$100	337,167,991	$337,164

See accompanying notes to financial statements.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

(continued)

	Treasury Stock		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	(Deficit)	Interest	(Deficit)
Balance, December 31, 2014	2,362,871	$(70,548)	$11,019,932	$(15,391,154)	$76,471	$(4,027,086)

Stock-based compensation expense	–	–	42,750	–	–	42,750

CCI shares issued for conversion of debt	–	–	75,004	–	–	76,550

Adjustment for warrants issued for extended notes payable	–	–	68,010	–	–	68,010

Issuance of Wytec International, Inc. preferred stock to satisfy subscription payable	–	–	56,699	–	8,301	65,000

Issuance of Wytec International, Inc. series B preferred stock	–	–	1,590,187	–	272,853	1,863,040

Issuance of Wytec International, Inc. Series B preferred stock for CCI notes	–	–	60,035	–	8,789	68,824

Issuance of Wytec International, Inc. Series B preferred stock for Wytec notes	–	–	437,574	–	64,058	501,632

Purchase of treasury stock	394,292	(8,170)	–	–	–	(8,170)

Net loss for the year ended December 31, 2015	–	–	–	(2,745,709)	(202,403)	(2,948,112)

Balance, December 31, 2015	2,757,163	$(78,718)	$13,350,191	$(18,136,863)	$228,069	$(4,297,562)

Stock-based compensation expense	–	–	40,957	–	88	41,045

Issuance of Wytec International, Inc. common stock warrants for services	–	–	12,004	–	2,351	14,355

Issuance of Wytec International, Inc. common stock and preferred stock units to third parties	–	–	2,032,818	–	7,275,667	9,308,485

Exchange of related party payable to subsidiary for subsidiary common stock	–	–	2,930,968	–	(2,930,968)	–

Exchange of Capaciti Networks Inc. common stock for subsidiary common stock	–	–	137,238	–	(137,238)	–

Purchase of treasury stock	1,658,760	(39,456)	–	–	–	(39,456)

Net loss for the year ended December 31, 2016	–	–	–	(385,722)	(2,988,476)	(3,374,198)

Balance, December 31, 2016	4,415,923	$(118,174)	$18,504,176	$(18,522,585)	$1,449,493	$1,652,669

See accompanying notes to financial statements.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	Ended December 31,
	2016	2015

Cash flows from operating activities
Net loss	$(3,374,198)	$(2,948,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	41,045	42,750
Wytec warrants issued for services	14,355	–
Writedown of construction in progress equipment	–	54,092
Depreciation	213,797	212,002
Loss on asset disposal	119	–
Decrease (increase) in assets:
Accounts receivable	(2,214)	2,834
Prepaid expenses	(4,653)	71,346
Deposits and other assets	17,586	(427)
Increase (decrease) in liabilities:
Accounts payable	(87,603)	(8,846)
Accrued expenses	(25,184)	9,870
Deferred revenues	267,500	1,557,500
Net cash used in operating activities	(2,939,450)	(1,006,991)

Cash flows from investing activities
Purchases of property and equipment	–	(3,734)
Repayment of unregistered link	(385,000)	–
Purchase of construction in progress equipment	(8,134)	(135)
Return of construction in progress equipment	4,255	62,242
Net cash provided by (used in) investing activities	(388,879)	58,373

Cash flows from financing activities
Principal payments on short term and convertible debts	(18,500)	(204,536)
Proceeds from issuance of Wytec common stock	249,643	5,000
Proceeds from issuance of Wytec Series B preferred stock	4,828,842	1,923,040
Purchase of treasury stock	(39,456)	(8,170)
Net cash provided by financing activities	5,020,529	1,715,334

Net increase in cash	1,692,200	766,716
Cash - beginning	1,085,113	318,397
Cash - ending	$2,777,313	$1,085,113

Supplemental disclosures:
Interest paid	$12,097	$43,019
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Wytec International, Inc. preferred stock issued in exchange for registered links and related equipment	$70,000	$–
Wytec International, Inc. preferred stock issued to satisfy deferred revenue	$4,160,000	$–
Exchange of live link for satisfaction of deferred revenue	$35,000	$–
Issuance of CCI common stock for conversion of CCI convertible debentures	$–	$76,550
Issuance of Wytec International, Inc. Preferred Stock Series B in exchange for CCI Notes	$–	$68,824
Issuance of Wytec Series B Preferred Stock for conversion of Wytec convertible debentures	$–	$271,252
Issuance of Wytec Series B Preferred Stock for conversion of Wytec non-convertible debentures	$–	$230,380
Notes payable converted to additional paid-in capital	$–	$68,010
Reclassification of software to prepaid expenses	$–	$3,505

See accompanying notes to financial statements.

COMPETITIVE COMPANIES, INC.

Notes to Consolidated Financial Statements

Note 1 – Nature of Business and Significant Accounting Policies

Description of Business

Competitive Companies, Inc. (the “Company” or “CCI”) was incorporated in the state of Nevada in October 2001 and acts as a holding company for its operating subsidiaries. The Company's headquarters are located in San Antonio, Texas. The Company is involved in providing next generation fixed and mobile wireless broadband Internet services nationally and internationally to wholesale, retail and enterprise customers with a special focus on the small medium business market.

The accompanying consolidated financial statements include the accounts of the following entities. All significant inter-company transactions have been eliminated in the preparation of these financial statements.

		State of	Relationship	Relationship
Name of Entity (1)	Form of Entity	Incorporation	December 31, 2016	December 31, 2015
Competitive Companies, Inc.	Corporation	Nevada	Parent	Parent
Wireless Wisconsin LLC	Limited Liability Company	Wisconsin	Subsidiary (2)	Subsidiary (2)
Innovation Capital Management, Inc.	Corporation	Delaware	Subsidiary (2)	Subsidiary (2)
Innovation Capital Management, LLC	Limited Liability Company	Texas	Subsidiary (2)	Subsidiary (2)
Wytec International, Inc.	Corporation	Nevada	Subsidiary (3)	Subsidiary (3)
Wylink, Inc.	Corporation	Texas	Subsidiary (4)	Subsidiary (4)
Capaciti Networks, Inc.	Corporation	Texas	Subsidiary (5)	Subsidiary (5)

(1)	Certain non-operational holding companies have been excluded.
(2)	Wholly-owned subsidiary of Competitive Companies, Inc.
(3)	As of December 31, 2015, CCI owned an 86% interest in Wytec and consolidated under the voting interest model. As of December 31, 2016, CCI owned an 11% interest in Wytec and consolidated under the variable interest entity model.
(4)	Wholly-owned subsidiary of Wytec International, Inc.
(5)	As of December 31, 2015, CCI wholly owned Capaciti. During 2016, Capaciti was sold, in full, to Wytec.

The operations of each subsidiary is further detailed below:

•	Wireless Wisconsin LLC (“Wireless WI”) – Internet access services in rural markets
•	Innovation Capital Management, Inc. (“ICM”) – Managing capital raising
•	Innovation Capital Management LLC (“ICMLLC”) – Strategic marketing relationships
•	Wytec International, Inc. (“Wytec”) – Building wireless internet access serviced infrastructures, and providing internet access services primarily to the SMB market
•	Wylink, Inc. (“Wylink”) - Applying for and registering links.
•	Capaciti Networks, Inc. (“Capaciti”) – Using Wyquote system to market internet access services

Use of Estimates

The preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent asset and liabilities at the date of the consolidated financial statements. The reported amounts of revenue and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Actual results could differ significantly from our estimates.

Principles of Consolidation and Variable Interest Entities

The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries, after elimination of all material intercompany accounts, transactions, and profits.

The Company accounts for the investments it makes in certain legal entities in which equity investors do not have (1) sufficient equity at risk for the legal entity to finance its activities without additional subordinated financial support, or (2) as a group, the holders of the equity investment at risk do not have either the power, through voting or similar rights, to direct the activities of the legal entity that most significantly impact the entity’s economic performance, or (3) the obligation to absorb the expected losses of the legal entity or the right to receive expected residual returns of the legal entity. These certain legal entities are referred to as “variable interest entities” or “VIEs.”

The Company consolidates the results of any such entity in which it determined that it had a controlling financial interest. The Company is deemed to have a “controlling financial interest” in such an entity if the Company has both the power to direct the activities that most significantly affect the VIE’s economic performance and the obligation to absorb the losses of, or right to receive benefits from, the VIE that could be potentially significant to the VIE. On a quarterly basis, the Company reassesses whether it has a controlling financial interest in any investments it has in these certain legal entities.

Revenue Recognition

Revenue through the Company’s subsidiary, Capaciti, is from the sale of both wired and wireless services, including products, wireless data cards, back office platform and rate plans to their commercial and enterprise clients. Capaciti recognizes revenues from wired and wireless internet services in the month in which services are provided. Services provided but not billed by the end of the year are reflected as unbilled receivables in the accompanying consolidated balance sheets; likewise, services billed in advance for future months are reflected in deferred revenues in the accompanying consolidated balance sheets.

Revenue from the Company’s subsidiary, Wireless WI is recognized when persuasive evidence of an arrangement exists; delivery of services has occurred; the price to the customer is fixed or determinable; and collectability of the sales price is reasonably assured. Wireless WI recognizes revenues from dial-up and broadband internet services in the month in which services are provided. Services provided but not billed by the end of the year are reflected as unbilled receivables in the accompanying consolidated balance sheets; likewise, services billed in advance for future months are reflected in deferred revenues in the accompanying consolidated balance sheets.

Wylink’s revenue on sales of FCC register links is recognized once the link has been registered on behalf of the customer and the necessary equipment has been installed and is ready for use. Revenue is not recognized on the link sales until the link construction is completed and the link has been placed in service. Amounts collected prior to completion of all obligations to the customer are recorded as deferred revenue. Commission expense is a period cost and is recorded in the period in which the commission from the sale has been earned and paid, even though the revenue from the sale may not be recognized until a future period. Commissions are payable at collection of funds from link sale and are not dependent upon successful installation and operation of the link.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is evaluated on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible. The allowance was $6,273 and $6,380 at December 31, 2016 and 2015.

Construction in Process

Construction in process consists of equipment and materials to be used to construct network, plant property and equipment.

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

Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which have extended the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired, or sold, the cost and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations.

Deferred Revenue

Deferred revenue consists of amounts billed and collected before services have been completed.

Basic and Diluted Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2016 and 2015, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

All share-based payments to service providers or employees, including grants of employee stock options, are recognized in the income statement based upon their fair values determined using the grant date Black-Scholes method. Stock and stock options were issued for services and compensation was $41,045 and $42,750 for the years ended December 31, 2016 and 2015, respectively.

Advertising

Advertising costs are expensed as incurred. These expenses approximated $615 and $13,640 for the years ended December 31, 2016 and 2015, respectively.

Income Taxes

The Company files an income tax return in the U.S. federal jurisdiction, as well as in the states of Texas, Florida, Wisconsin, and Ohio.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 entitled Revenue from Contracts with Customers (Topic 606). The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods or services. We are subject to this guidance effective with financial statements we issue for the year ending December 31, 2018, and the quarterly periods during that year. The effect of the new standard is not expected to materially influence the company’s financial statement.

In February 2016, FASB issued ASU No. 2016-02, Leases, requiring entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. For leases which meet the criteria of short-term, lessees may elect an accounting policy to not recognize lease assets and liabilities and expense lease payments on a straight-line basis. A short-term lease is one in which the lease term is 12 months or less and there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. Under current GAAP, lessees apply a classification test to determine the accounting for the lease arrangements as either capital leases, whereby the lease assets and liabilities would be recognized on the balance sheet, or operating leases, whereby the lessees would not recognize lease assets and liabilities. This ASU will be effective for the Company for its fiscal year beginning after December 15, 2018, and for interim periods therein. The Company is currently evaluating the effects the adoption of this guidance will have on its consolidated financial statements.

Note 2 – Going Concern

The consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred continuous losses from operations, have an accumulated deficit of $18,522,585 at December 31, 2016, and has reported negative cash flows from operations for six of the previous seven years. In addition, the Company expects to have ongoing requirements for capital investment to implement our business plan. Finally, its ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

Since inception, operations have primarily been funded through private equity financing, and the Company expects to continue to seek additional funding through private or public equity and debt financing.

The Company’s ability to continue as a going concern is dependent on our ability to generate sufficient cash from operations to meet our cash needs and/or to raise funds to finance ongoing operations and repay debt. However, there can be no assurance that the Company will be successful in its efforts to raise additional debt or equity capital and/or that our cash generated by the Company’s operations will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should it be unable to continue as a going concern.

Note 3 – Property and Equipment

Property and equipment consist of the following:

	December 31,
	2016	2015
Telecommunication equipment and computers	$1,070,838	$1,052,792
Furniture and fixtures	61,702	44,746
	1,132,540	1,097,538
Less accumulated depreciation	(529,143)	(315,344)
	$603,397	$782,194

Note 4 – Convertible Notes

The Company issued unsecured convertible promissory notes at various times from 2008 through 2015 with interest rates from 8.0% to 12.5% per annum. The notes mature at various times through June 2017. During the year ended December 31, 2015, the Company converted $50,000 of CCI’s convertible promissory notes plus $26,550 of accrued interest to 1,546,458 shares of CCI common stock and, the Company converted $45,000 of CCI’s convertible promissory notes plus $23,824 of accrued interest to 22,941 shares of Wytec series B preferred stock. Also during the year ended December 31, 2015, the Company converted $467,334 of Wytec’s convertible promissory notes plus $34,298 of accrued interest to 167,210 shares of Wytec Series B Preferred Stock. At December 31, 2016, all convertible notes were repaid.

Note 5 – Warrants

During the year ended December 31, 2016 CCI paid $138,000 to redeem the outstanding 87,571,429 common stock purchase warrants held by the Company’s chief executive officer. The warrants allowed for the purchase of 87,571,429 shares of the Company’s common stock until April 17, 2024, at an exercise price of $0.025 per share if the Company achieved certain milestones.

Wytec currently has a total of 7,109,280 common stock purchase warrants outstanding to purchase a total of 7,109,280 shares of Wytec common stock exercisable through various dates ranging to December 31, 2017. 1,731,104 of which are exercisable at an exercise price of $5.00 per share; 4,146,676 are exercisable at an exercise price of $1.50 per share; 75,000 are exercisable at an exercise price of $1.45 per share 406,500 are exercisable at an exercise price of $1.25 per share; and 750,000 are exercisable at an exercise price of $1.00 per share.

During the year ended December 31, 2015, Wytec issued 294,567 common stock purchase warrants for the settlement of convertible debentures. Also, during the year ended December 31, 2015, Wytec issued 760,725 common stock purchase warrants in conjunction with its sale of Wytec Series B Preferred Stock.

The following is a summary of activity of CCI and Wytec outstanding common stock warrants:

	Number of CCI Warrants	Number of Wytec Warrants

Balance, December 31, 2014	102,000,000	3,261,525
Warrants granted	–	1,055,292
Warrants exercised	–	5,000
Warrants repurchased	2,428,571	–
Warrants expired	12,000,000	1,506,145
Balance, December 31, 2015	87,571,429	2,805,672

Warrants granted	–	4,680,608
Warrants exercised	–	207,000
Warrants repurchased	87,571,429	–
Warrants expired	–	170,000

Balance, December 31, 2016	–	7,109,280

Exercisable, December 31, 2016	–	7,109,280

Note 6 – Nonconvertible Debenture

During 2015, the Company refinanced convertible promissory notes totaling $262,161 and bearing interest at 12.5% per annum into non-convertible notes, maturing at various times through December 15, 2015. Also during 2015, the Company exchanged $230,380 of the non-convertible promissory notes plus $34,299 of accrued interest for 76,793 shares of Wytec Series B Preferred Stock.

Note 7 – Stockholders’ Equity (Deficit)

The Company is authorized to issue 500,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 100,000,000 shares of preferred stock, par value $0.001 per share, 100,000 of which have been designated as Class D Preferred Stock, 100,000 of which are issued and outstanding as of December 31, 2016. Each share of Class D Preferred Stock has a par value of $0.001 and the equivalent of 2,500 votes. The Class D Preferred Stock is not convertible into the Company’s common stock and has no rights to dividends and virtually no rights to liquidation preference. The liquidation preference of each share of the Class D Preferred Stock is its par value.

The Company is currently researching the validity of the authorization and issuance of Class A, Class B and Class C Preferred Stock. The Company has found no evidence of a Certificate of Designation or any other document on file with the Nevada Secretary of State for these classes of Preferred Stock.  The Company will attempt to contact the owners of these shares in order to reach a conclusion as to their validity.

During 2016, the Company determined a reclassification was required between non-controlling interest and additional paid in capital. This resulted in a reclassification to the December 31, 2015 balance sheet and statement of changes in shareholders’ equity of $7,238,928 between non-controlling interest and additional paid in capital. The reclassification did not impact the consolidated net income or income from non-controlling interest for the year ended December 31, 2015.

Note 8 – Common Stock Options

The Company had in place its 2005 Stock Option Plan (the “2005 Plan”) which authorized the issuance of stock options and other awards to acquire up to five million shares of the Company’s common stock (less the number of shares issuable upon exercise of options granted by the Company under all other stock incentive plans on the date of any grant under the 2005 Plan). The 2005 Plan provided for the grant of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended), options that are not incentive stock options, stock appreciation rights and various other stock-based grants. The 2005 Plan terminated in 2015 and there are no remaining outstanding stock options or other awards under the 2005 Plan.

The Company also has its 2012 Stock Incentive Plan (the “Plan”) which authorizes the issuance of stock options to acquire up to 25 million shares of the Company’s common stock.

In May 2015, the Company granted 750,000 options to one employee to purchase 750,000 shares of common stock, exercisable at $0.02 per share with a three-year vesting schedule and an expiration date of May 14, 2019. For the year ended December 31, 2016 and 2015, the stock-based compensation related to this option grant was $4,000 and $3,000, respectively.

The following is a summary of activity of outstanding stock options under the 2012 Stock Option Plan:

	Number of Shares	Weighted Average Exercise Price

Balance, December 31, 2014	14,500,000	$0.02
Options expired	–	–
Options cancelled	1,750,000	–
Options granted	750,000	$0.02
Options exercised	–	–
Balance, December 31, 2015	13,500,000	$0.02

Options expired	2,000,000	–
Options cancelled	–	–
Options granted	–	–
Options exercised	–	–

Balance, December 31, 2016	11,500,000	$0.02

Exercisable, December 31, 2016	1,500,000	$0.02

The weighted average remaining contractual term of options outstanding at December 31, 2016 is 2.20 years.

Note 9 – Treasury Stock

During 2016, the Company purchased 1,658,760 outstanding shares of its common stock at an aggregate cost of $39,456.

Note 10 – Spin-Off

In October 2016, the Company’s board of directors and majority shareholders authorized a planned spin-off of Wytec (“Spin-Off”). Management believes the spin-off may be approved by the summer of 2017, but no assurance is provided as to when, or if this may be finalized. As of December 31, 2016, CCI owns 865,552 shares of the outstanding common stock of Wytec, and 1,731,104 Wytec common stock purchase warrants, which, if the spin-off is completed, will be distributed among CCI shareholders on a pro rata basis.

On December 9, 2016, CCI filed an Information Statement on Schedule 14C and on January 10, 2017, Wytec filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (the “SEC”). These filings describe in detail the terms and conditions of the Spin-Off. Upon the S-1 Registration Statement being declared effective by the SEC, Wytec will no longer be owned by the Company, as the Company is distributing 100 % of its owned Wytec common stock and warrants to its shareholders. Wireless WI, ICM, and ICM LLC, will continue to be wholly owned subsidiaries of the Company.

Note 11 – Income Taxes

For the years ended December 31, 2016 and 2015, the Company incurred net operating losses and, accordingly, no current provision for income taxes has been recorded. In addition, no benefit for net deferred tax assets has been recorded due to the uncertainty of their realization. At December 31, 2016, the Company had approximately $20,000,000 of federal and state net operating loss carryforwards which will begin to expire in 2026.

The components of the Company’s deferred tax asset are as follows:

	December 31, 2016	December 31, 2015
Deferred tax assets:
Net operating loss carryforwards	$6,736,907	$6,435,701
Total deferred tax assets	$6,736,907	$6,435,701

Net deferred tax assets before valuation allowance	$6,736,907	$6,435,701
Less: Valuation allowance	(6,736,907)	(6,435,701)
Net deferred tax assets	$–	$–

The federal income tax benefit expected by the application of a 34% corporate income tax rate to pre-tax net loss differs from the actual benefit recorded due to the valuation allowance recorded for 2016 and 2015. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2016 and 2015.

Note 12 – Commitments and Contingencies

The Company leases its office space in San Antonio, Texas and Eau Claire, Wisconsin. The Company renewed its current lease agreement for its office space in San Antonio, Texas on November 1, 2015 for a two-year term with lease payments starting at $5,412 per month and increasing on November 1, 2016 to $5,520 per month. The monthly lease payment will increase to $5,630 on November 1, 2017 until the lease expires on October 31, 2018. The Company pays approximately $815 per month on a month-to-month basis for its office space in Eau Claire, Wisconsin. Wytec has entered into multiple rooftop lease agreements for the placement of equipment used in the buildout of the Company’s Millimeter Wave Network. The monthly lease payments range from $100 to $575 per month and the leases expire from 2018 to 2024.

Total rent expense for office space and rooftop equipment placement was $153,478 and $150,964 for the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, the future minimum lease payments are as follows:

Year Ended December 31,
2017	$134,913
2018	113,656
2019	44,661
2020	43,836
2021	43,836
Thereafter	83,424
$464,326

Note 13 – Change in Ownership of Subsidiaries

Effective November 17, 2016, Wytec acquired Capaciti from CCI in exchange for 609,603 shares of Wytec common stock.

In October 2016, CCI sold 73% of its interest in Wytec by exchanging Wytec common shares previously owned by CCI for the forgiveness of inter-company liabilities due to Wytec. This sale of CCI’s interest in Wytec resulted in CCI losing a majority interest in Wytec. The financial statements of Wytec and its wholly-owned subsidiaries continue to be consolidated into CCI’s financial statements as Wytec was determined to be a variable interest entity.

As of December 31, 2016, the Company’s consolidated financial statements include the assets, liabilities and results of operations of Wytec International Inc. and subsidiaries, as the Company is the primary beneficiary. The other equity holders’ interests are reflected in ‘‘Net loss attributable to noncontrolling interests’’ in the consolidated statements of operations and ‘‘Noncontrolling Interest’’ in the consolidated balance sheets. The following table summarizes the carrying amounts of Wytec and its subsidiaries’ assets and liabilities included in the Company’s consolidated balance sheet at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015 (a)
Cash and cash equivalents	$2,766,775	$1,013,033
Other current assets	15,752	1,100
Property and equipment (net of depreciation)	943,567	1,108,203
Due from CCI	–	4,972,146

Total assets	$3,726,094	$7,094,482

Accounts payable	$146,497	$158,715
Deferred revenue	1,930,000	6,242,500
Other current liabilities	26,061	–

Total liabilities	$2,102,558	$6,401,215

(a)	As of December 31, 2015, Wytec was consolidated based on the voting interest model as CCI held a controlling interest in Wytec.

Note 14 – Subsequent Events

In January 2017, Wytec issued 95,334 shares of Wytec Series B Preferred Stock and 95,334 Wytec common stock purchase warrants to investors pursuant to Wytec’s private placement made pursuant to Rule 506(c) of Regulation D of the Securities Act of 1933, as amended.

In or about December 2004, the President of Competitive Companies, Inc., a Nevada corporation (the "Company"), personally guaranteed a Small Business Administration ("SBA") loan for the benefit of Discovernet, Inc., a prior subsidiary of the Company, in the original principal amount of $150,000 (the "Loan"). Discovernet, Inc. never repaid the Loan and has dissolved. The Loan was thereafter transferred to the United States Department of Treasury ("USDT") for collection. On January 5, 2017, the board of directors determined to assist the President of the Company with repayment of the Loan. Accordingly, on that date the Company repaid the outstanding balance of the Loan in the amount of $177,689.75 including outstanding principal, interest and penalties. Subsequently, the Company deemed the repayment of the Loan to be compensation to Mr. Gray. On March 3, 2017, the Company recorded the Loan repayment as a bonus to Mr. Gray and grossed up the amount to cover the taxes. The total amount of the bonus was $252,992.50.

In January 2017, Wytec issued 10,000 shares of Wytec Series B Preferred Stock and 10,000 common stock purchase warrants in exchange for 1 registered link that was included in deferred revenue.

In February 2017, Wytec issued 61,000 shares of Wytec International, Inc. (“Wytec”) common stock to eight investors pursuant to a warrant exercise.

In February 2017, Wytec issued 80,000 shares of Wytec International, Inc. (“Wytec”) common stock to one investor by converting his Wytec Series B Preferred Stock to common stock.

In March 2017, Wytec issued 231,834 shares of Wytec International, Inc. (“Wytec”) common stock to eight investors pursuant to a warrant exercise.

In March 2017, the Company terminated the office lease in Eau Claire, WI, thereby terminating the monthly payment of $815, and terminated agreements to continue providing certain services. The Company will continue operations in the market with a focus on core services that provide the greatest return.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer during the year ended December 31, 2016, William Gray, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, Mr. Gray concluded that our disclosure controls and procedures are not effective, which are discussed below in more detail, in timely alerting him to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2016 for the following reasons.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended December 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2016 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

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

NAME	AGE	POSITION
William H. Gray	66	Chief Executive Officer, President, Chief Financial Officer, and Chairman
Angus Davis	45	Chief Strategy Officer of Wytec, Director

Duties, Responsibilities, and Experience

William H. Gray has been a director of the Company since November 2008, the chief executive officer, president, and chief financial officer of the Company since February 10, 2009, and a director, chief executive officer, president, and chief financial officer of Wytec since November 2011. Mr. Gray was the secretary of CCI from February 10, 2009 to April 2014 and the secretary of Wytec from November 2011 to April 2014. Additionally, Mr. Gray is the founder of Innovation Capital Management, Inc. (“ICM”), a Nevada corporation formed in May 2008. ICM is involved in managing investment securities design and development. ICM is also the owner of ICM LLC. Mr. Gray was the President and Chief Executive Officer of DiscoverNet from May 1997 until May 2009, when it declared bankruptcy, terminated and dissolved. DiscoverNet, Inc., was a full-service Internet Service Provider deploying wireless broadband internet services to customers in western Wisconsin. Mr. Gray is also the chairman, chief executive officer, chief financial officer and secretary of WyLink, Inc., formed in June 2012, and Capaciti Networks, Inc., formed in June 2013. Mr. Gray is highly skilled and experienced in designing investment securities, developing financial forecasts, structuring mergers and acquisitions, writing business plans and drafting private placement memoranda. Mr. Gray has monitored investment securities portfolios exceeding $100 million.

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

Education experience – Mr. Gray attended Navarro Jr. College, Howard Payne University and Texas A&M University majoring in Psychology.

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

Involvement in Certain Legal Proceedings

No executive officer or director of the Company has been the subject of any order, judgment, or decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company, or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

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

Board Committees

Director Independence. The board of directors has analyzed the independence of each director and has concluded that currently no director is considered an independent director in accordance with the director independence standards of the Financial Industry Regulatory Authority (“FINRA”) the NYSE Amex Equities or the NASDAQ Capital Market.

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

Nominating Committee. We do not have a nominating committee or nominating committee charter. Our board of directors performs some of the functions associated with a nominating committee. We elected not to have a nominating committee during the year ended December 31, 2016, in that we had limited operations and resources.

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

The board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for board membership. Rather, the board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a director. During 2016, the Company received no recommendation for directors from its stockholders.

Report of the Audit Committee

Our board of directors has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2016 with senior management. The board of directors has also discussed with Akin, Doherty, Klein & Feuge, (“ADKF”), our independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from ADKF required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The board of directors has discussed with ADKF the independence of ADKF as our auditors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires executive officers and directors, and persons who beneficially own more than ten percent of an issuer’s common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of December 31, 2016, they were current in their filings.

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

Item 11. Executive Compensation.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for the executive officers identified in the Summary Compensation Table (“Named Executive Officers”), and executive officers that we may hire in the future. As more fully described below, our board of directors makes all decisions for the total direct compensation of our executive officers, including the Named Executive Officers. We do not have a compensation committee, so all decisions with respect to management compensation are made by the whole board.

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

We expect to grow and hire additional executives in the future. Our Named Executive Officers have been with us since 2008 and 2012, respectively, and their compensation has basically been static, based primarily on the level at which we can afford to retain them and their responsibilities and individual contributions. To date, we have not applied a formal compensation program to determine the compensation of the Named Executives Officers and executive officers that we may hire in the future. In the future, as we and our management team expand, our board of directors expects to add independent members, form a compensation committee comprised of independent directors, and apply the compensation philosophy and policies described in this section of the Form 10-K.

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

•	Base salary and benefits are designed to attract and retain employees over time.
•	Incentive compensation awards are designed to focus employees on the business objectives for a particular year.
•	Equity incentive awards, such as stock options and non-vested stock, focus executives’ efforts on the behaviors within the recipients’ control that they believe are designed to ensure our long-term success as reflected in increases to our stock prices over a period of several years, growth in our profitability and other elements.
•	Severance and change in control plans are designed to facilitate a company’s ability to attract and retain executives as we compete for talented employees in a marketplace where such protections are commonly offered. We currently have not given separation benefits to our Name Executive Officers.

Benchmarking

We have not yet adopted benchmarking but may do so in the future. When making compensation decisions, our board of directors may compare each element of compensation paid to our Name Executive Officers against a report showing comparable compensation metrics from a group that includes both publicly-traded and privately-held companies. Our board believes that while such peer group benchmarks are a point of reference for measurement, they are not necessarily a determining factor in setting executive compensation as each executive officer’s compensation relative to the benchmark varies based on scope of responsibility and time in the position. We have not yet formally established our peer group for this purpose.

The Elements of Our Compensation Program

Base Salary. Executive officer base salaries are based on job responsibilities and individual contribution. The board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. As of December 31, 2016, William H. Gray does not have an employment agreement with us, and remains employed without a formal agreement. The Company has an “at will” employment agreement with Angus Davis. Additional factors reviewed by the board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2016, all executive officer base salary decisions were approved by the board of directors.

Our board of directors determines base salaries for our executive officers, including the Named Executive Officers, at the beginning of each fiscal year, and the board proposes new base salary amounts, if appropriate, based on its evaluation of individual performance and expected future contributions. We do not have a 401(k) Plan, but if we adopt one in the future, base salary would be the only element of compensation that would be used in determining the amount of contributions permitted under the 401(k) Plan.

Incentive Compensation Awards. The Named Executive Officers have not been paid bonuses and our board of directors has not yet established a formal compensation policy for the determination of bonuses. If our revenue grows and bonuses become affordable and justifiable, we expect to use the following parameters in justifying and quantifying bonuses for our Named Executive Officers and other officers of the Company: (1) the growth in our revenue, (2) the growth in our earnings before interest, taxes, depreciation and amortization, as adjusted (“EBITDA”), and (3) our stock price. The board has not adopted specific performance goals and target bonus amounts for any of our fiscal years, but may do so in the future.

Equity Incentive Awards. Our board has adopted an equity incentive plan. Stock options and warrants have been granted to our Named Executive Officers, and certain other employees. In the future we plan to grant stock options and make restricted stock awards to members of management, which would not be assignable during the executive’s life, except for certain gifts to family members or trusts that benefit family members. These equity incentive awards, we believe, would motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders. The board will consider several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive’s position, his or her performance and responsibilities, and the amount of options or other awards, if any, currently held by the officer and their vesting schedule. Our policy will prohibit backdating options or granting them retroactively.

Benefits and Prerequisites. At this stage of our business we have limited benefits and no prerequisites for our employees other than health insurance and vacation benefits that are generally comparable to those offered by other small private and public companies or as may be required by applicable state employment laws. We do not have a 401(k) Plan or any other retirement plan for our Named Executive Officers or for executive officers that we may hire in the future. We may adopt these plans and confer other fringe benefits for our executive officers in the future if our business grows sufficiently to enable us to afford them.

Separation and Change in Control Arrangements. We do not have any employment agreements with any executive officer or employee of the Company except for an “at will” agreement with Angus Davis. Mr. Davis is not eligible for specific benefits or payments if their employment or engagement terminates in a separation or if there is a change of control.

Executive Officer Compensation

The following table sets forth the compensation of our executive officers for the years ended December 31, 2016 and 2015, respectively:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards ($)	All Other Compensation	Total

William Gray, (1)	2016	$138,482	$-0-	$-0-	[options and warrants]	$172,000	$310,482
Chief Executive Officer, President, Chief Financial Officer	2015	$90,309	$-0-	$-0-		$85,000	$175,309
Tina Bagley, (2)	2016	$94,952	$-0-	$-0-		$667	$95,619
Former Corporate Secretary	2015	$93,997	$-0-	$-0-		$1,724	$95,721
Robert Merola, (3)	2016	$-0-	$-0-	$-0-		$-0-	$-0-
Former Chief Technical Officer of Wytec	2015	$96,207	$-0-	$-0-		$6,742	$102,949
Angus Davis, (4)	2016	$91,314	$-0-	$-0-		$667	$91,981
Chief Strategy Officer of Wytec	2015	$88,002	$-0-	$-0-		$1,707	$89,709

__________

(1)	Mr. Gray was appointed as Chief Executive Officer on February 10, 2009. Commencing August 1, 2010, Mr. Gray began to receive annual compensation of $175,000 and an automobile allowance of $500 per month. Mr. Gray was entitled to be issued shares of our common stock pursuant to the acquisition by the Company from him of new businesses on April 2, 2009. On February 11, 2010, 3,000,000 of those shares were issued, of which Mr. Gray subsequently exchanged 500,000 shares in a private transaction. The remaining 542,871 shares were issued on June 30, 2010. The shares were not issued as compensation expense. On or about August 15, 2013, Mr. Gray was issued 100,000 shares of the Company’s Series D Preferred Stock. The shares were issued as $100 in compensation expense. On April 17, 2014, Mr. Gray was granted 10,000,000 stock options to purchase 10,000,000 shares of the Company’s common stock, exercisable on a cash or cashless basis at $0.025 per share on a three year vesting schedule, expiring on April 17, 2019. On April 17, 2014, Mr. Gray was also issued 90,000,000 warrants to purchase 90,000,000 shares of the Company’s common stock, exercisable on a cash or cashless basis at $0.025 per share, vesting only upon the achievement of certain milestones by the Company. During 2015, the Company repurchased 2,428,571 of the 90,000,000 unvested warrants in exchange for $51,000 and, during 2016, the Company repurchased the remaining 87,571,429 unvested warrants in exchange for $138,000. Other compensation of $172,000 in 2016 includes $138,000 in unvested CCI common stock warrants repurchased and $34,000 in stock option based compensation.

(2)	On April 4, 2014, Ms. Tina Bagley was appointed as the corporate secretary of the Company and Wytec. Ms. Bagley receives an annual salary of $91,878, owns 4,500,000 shares of the Company’s common stock and was granted 1,000,000 stock options to purchase 1,000,000 shares of the Company’s common stock on October 10, 2012. The stock options expired on March 19, 2016. Ms. Bagley resigned her positions as the corporate secretary and a director of the Company and Wytec, effective November 1, 2015. Since November 1, 2015, she has been the vice president of operations of the Company.

(3)	On January 28, 2014, Mr. Robert Merola was appointed as the chief technical officer of Wytec. Mr. Merola received an annual salary of $125,190, owns 3,390,000 shares of the Company’s common stock, and was issued 1,000,000 stock options to purchase 1,000,000 shares of the Company’s common stock on October 10, 2012. Mr. Merola resigned his positions as the chief technical officer and a director of Wytec and as a director of the Company, effective August 25, 2015. He is no longer employed with the Company and his stock options expired on November 25, 2015.

(4)	On January 28, 2014, Mr. Angus Davis was appointed as the chief strategy officer of Wytec. Mr. Davis receives an annual salary of $91,878, owns 4,650,000 shares of the Company’s common stock, and was issued 1,000,000 stock options to purchase 1,000,000 shares of the Company’s common stock on October 10, 2012. The stock options expired on July 20, 2016.

Although discretionary bonuses have been granted as indicated on the table, our board of directors has not yet established a formal compensation policy for the determination of bonuses.

Employment Agreements

The Company does not currently have any employment agreements with its executive officers except for an “at will” agreement with Angus Davis, our chief strategy officer. The Company may enter into employment agreements with them in the future.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to equity awards to our executive officers at December 31, 2016.

Outstanding Equity Awards at Fiscal Year-End

Option Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

William Gray, Chief Executive Officer , President and Chief Financial Officer (1)	10,000,000	0-	$0.025	April 17, 2019
Robert Merola, Former Chief Technical Officer of Wytec (2)	-0-	-0-	-0-
Angus Davis, Chief Strategy Officer of Wytec(3)	-0-	-0-	-0-
Tina Bagley, Former Corporate Secretary (3)	-0-	-0-	-0-

(1)	Does not include 87,571,429 unvested warrants to purchase 87,571,429 shares of the Company’s common stock that were repurchased by the Company in 2016 and were not outstanding at December 31, 2016. Does not include 100,000 shares of our Series D Preferred Stock which we issued to our chief executive officer on August 20, 2013. The shares were issued as $100 in compensation expense. The Series D Preferred Stock has a par value of $0.001 and the equivalent of 51% of the shareholder votes. The Series D Preferred Stock is not convertible into the Company’s common stock and has no rights to dividends and virtually no rights to liquidation preference. The liquidation preference of each share of the Series D Preferred Stock is its par value.

(2)	Mr. Merola resigned his positions as the chief technical officer and a director of Wytec and as a director of the Company, effective August 25, 2015. He is no longer employed with the Company and his stock options expired on November 25, 2015.

(3)	Mr. Davis’ stock options expired on July 20, 2016.

(4)	Ms. Bagley resigned her positions as the corporate secretary and a director of the Company and Wytec, effective November 1, 2015. Since November 1, 2015, she has been the vice president of operations of the Company. Ms. Bagley’s stock options expired on March 19, 2016

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended December 31, 2016.

Director Compensation and Other Arrangements

As a result of having limited resources during most of 2016, we did not provide compensation to our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 30, 2017, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 332,752,068 shares of common stock outstanding as of March 30, 2017.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 30, 2017, through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Officer, Director or Shareholder (1)	Number of Common Shares	Percent Beneficially Owned (2)
William Gray, Chairman, Chief Executive Officer, President, and Chief Financial Officer (3)	11,740,000	3.52%
Tina Bagley, Former Corporate Secretary and Director (4)	3,830,606	1.31%
Robert Merola, Former Director (5)	3,880,000	1.2%
Angus Davis, Director	3,316,342	1.00%
All Officers and Directors as a Group (4 persons)	22,766,948	6.84%

(1)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is in the care of the Company.

(2)	Figures are rounded to the nearest hundredth of a percent.

(3)	Includes 10,000,000 stock options to purchase 10,000,000 shares of the Company’s common stock which are exercisable at an exercise price of $0.025 per share within 60 days of March 30, 2017. Does not include 100,000 shares of our Series D Preferred Stock issued to Mr. Gray on August 15, 2013. The shares were issued as $100 in compensation expense. The Series D Preferred Stock has a par value of $0.001 and the equivalent of 51% of the shareholder votes. The Series D Preferred Stock is not convertible into the Company’s common stock and has no rights to dividends and virtually no rights to liquidation preference. The liquidation preference of each share of the Series D Preferred Stock is its par value.

(4)	Ms. Bagley resigned her positions as the corporate secretary and a director of the Company and Wytec, effective November 1, 2015. Since November 1, 2015, she has been the vice president of operations of the Company.

(5)	Mr. Merola resigned as an officer and director of the Company and Wytec, effective August 25, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of March 30, 2017, the Company had not yet formed an audit committee. The Company plans to form an audit committee once it adds a director to its Board of Directors who may be considered to be independent as defined in Rule 4200 of the Financial Industry Regulatory Authority’s listing standards, and qualified with sufficient financial acumen to meet the standards for an audit committee member.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by Akin, Doherty, Klein & Feuge, P.C. for the audit of our annual financial statements and review of the financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for 2016 was $9,000 through December 31, 2016.

The aggregate fees billed for professional services rendered by Padgett, Stratemann & Co, L.L.P. for the audit of our annual financial statements and review of the financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for 2016 was $44,308.

The aggregate fees billed for professional services rendered by Padgett, Stratemann & Co, L.L.P. for the audit of our annual financial statements and review of the financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for 2015 was $58,000.

Audit-Related Fees

The aggregate fees billed for audit-related services rendered by Akin, Doherty, Klein & Feuge, P.C for the audit and compilation of the financial statements of Wytec International, Inc. for 2016 was $65,700.

Tax Fees

No tax fees were paid to Padgett, Stratemann & Co., L.L.P during 2016 or 2015.

No tax fees were paid to Akin, Doherty, Klein & Feuge, P.C. during 2016.

All Other Fees

$1,207 and $1,065 of other fees were paid to Padgett, Stratemann & Co., L.L.P. during 2016 and 2015, respectively.

No other fees were paid to Akin, Doherty, Klein & Feuge, P.C. during 2016

Pre-Approval Policies and Procedures of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

Until we appoint an audit committee, our board of directors’ policy in the future is to pre-approve, typically at the beginning of our fiscal year, all audit and non-audit services, other than de minimis non-audit services, to be provided by an independent registered public accounting firm. These services may include, among others, audit services, audit-related services, tax services and other services and such services are generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the full board of directors regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. As part of the board’s review, the board will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. At board meetings throughout the year, the auditor and management may present subsequent services for approval. Typically, these wouldbe services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

Our board of directors has considered the provision of non-audit services provided by our independent registered public accounting firm to be compatible with maintaining their independence. Until we appoint an audit committee, our board of directors will continue to approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this report on Form 10-K:

1.	The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b)	Exhibits

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Filing date
2.1	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2	01/11/02
2.2	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2/A	08/02/02
2.3	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2/A	04/24/03
2.4	Plan and agreement of reorganization between Competitive Companies, Inc. and CCI Acquisition Corp		8-K	05/09/05
3.1	Articles of Competitive Companies, Inc., as amended		SB-2	01/11/02
3.2	Certificate of Correction		10-Q	11/14/16
3.3	Bylaws of Competitive Companies, Inc.		SB-2	01/11/02
3.4	Series D Preferred Stock Certificate of Designation of Competitive Companies, Inc.		10-Q	11/14/16
3.5	Series C Preferred Stock Certificate of Designation of Wytec International, Inc.		8-K	07/25/16
4.1	Form of Warrant to be issued by Competitive Companies, Inc. to MediaG3, Inc.		8-K	11/15/11
4.2	Form of Warrant to be issued by Competitive Companies, Inc.		8-K	04/25/14
4.3	Stock Option Agreement issued by Competitive Companies, Inc.		8-K	04/25/14
10.1	Stock Purchase Agreement by and among Competitive Companies, Inc., a Nevada corporation, Wytec International, Inc., a Nevada corporation, MediaG3, Inc., a Delaware corporation, and its wholly owned subsidiary, Wytec, Incorporated, a California corporation		8-K	11/15/11
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Schema Document	X
101.CAL	XBRL Calculation Linkbase Document	X
101.DEF	XBRL Definition Linkbase Document	X
101.LAB	XBRL Label Linkbase Document	X
101.PRE	XBRL Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPETITIVE COMPANIES, INC.

Date: March 31, 2017	By:	/s/ William Gray
William Gray, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Gray	Chief Executive Officer, Principal Executive Officer,	March 31, 2017
William Gray	Principal Accounting Officer, and Director

/s/ Angus Davis	Director	March 31, 2017
Angus Davis

