Form 10-K/A
period 2016-12-31
COMPETITIVE COMPANIES INC
filed 2017-04-03
CIK 1161706

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1 to

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

Explanatory Note

Competitive Companies, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2017 (the “Original Annual Report”), for the sole purpose of correcting a formatting issue on the Statements of Cash Flows.

This Amendment No. 1 on Form 10-K/A continues to speak as of the date of the filing of the Original Annual Report, and the Company has not changed the financial statements nor updated the disclosures contained therein to reflect any events that occurred at a later date.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this report on Form 10-K:

1.	The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b)	Exhibits

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Filing date
2.1	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2	01/11/02
2.2	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2/A	08/02/02
2.3	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2/A	04/24/03
2.4	Plan and agreement of reorganization between Competitive Companies, Inc. and CCI Acquisition Corp		8-K	05/09/05
3.1	Articles of Competitive Companies, Inc., as amended		SB-2	01/11/02
3.2	Certificate of Correction		10-Q	11/14/16
3.3	Bylaws of Competitive Companies, Inc.		SB-2	01/11/02
3.4	Series D Preferred Stock Certificate of Designation of Competitive Companies, Inc.		10-Q	11/14/16
3.5	Series C Preferred Stock Certificate of Designation of Wytec International, Inc.		8-K	07/25/16
4.1	Form of Warrant to be issued by Competitive Companies, Inc. to MediaG3, Inc.		8-K	11/15/11
4.2	Form of Warrant to be issued by Competitive Companies, Inc.		8-K	04/25/14
4.3	Stock Option Agreement issued by Competitive Companies, Inc.		8-K	04/25/14
10.1	Stock Purchase Agreement by and among Competitive Companies, Inc., a Nevada corporation, Wytec International, Inc., a Nevada corporation, MediaG3, Inc., a Delaware corporation, and its wholly owned subsidiary, Wytec, Incorporated, a California corporation		8-K	11/15/11
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document			03/31/17
101.SCH	XBRL Schema Document			03/31/17
101.CAL	XBRL Calculation Linkbase Document			03/31/17
101.DEF	XBRL Definition Linkbase Document			03/31/17
101.LAB	XBRL Label Linkbase Document			03/31/17
101.PRE	XBRL Presentation Linkbase Document			03/31/17

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPETITIVE COMPANIES, INC.

Date: April 3, 2017	By:	/s/ William Gray
William Gray, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Gray	Chief Executive Officer, Principal Executive Officer,	April 3, 2017
William Gray	Principal Accounting Officer, and Director

/s/ Angus Davis	Director	April 3, 2017
Angus Davis

