Form 10-Q
period 2017-03-31
COMPETITIVE COMPANIES INC
filed 2017-05-15
CIK 1161706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2017

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 15, 2017, there were 332,365,221 shares outstanding of the registrant’s common stock.

COMPETITIVE COMPANIES, INC.

FORM 10-Q

March 31, 2017

PART I – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

COMPETITIVE COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
Assets	(Unaudited)

Current assets:
Cash	$2,605,655	$2,777,313
Accounts receivable, net	5,160	6,542
Prepaid Expense	7,342	12,853
Total current assets	2,618,157	2,796,708

Property and equipment, net	558,946	603,397

Other assets:
Construction in process	364,634	363,779
Deposits and other assets	27,545	25,905
	392,179	389,684

Total assets	$3,569,282	$3,789,789

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$64,384	$166,372
Accrued expenses	110,412	40,748
Deferred revenues, net of commissions	1,895,000	1,930,000
Total current liabilities	2,069,796	2,137,120

Total liabilities	2,069,796	2,137,120

Stockholders' equity:
Preferred stock, $0.001 par value 100,000,000 shares authorized:
Class A convertible, no shares issued and outstanding with no liquidation value	–	–
Class B convertible, 1,495,436 shares issued and outstanding with no liquidation value	1,495	1,495
Class C convertible, 1,000,000 shares issued and outstanding with no liquidation value	1,000	1,000
Class D convertible, 100,000 shares issued and outstanding with no liquidation value	100	100
Common stock, $0.001 par value, 500,000,000 shares authorized, 337,167,991 shares issued, 332,752,068 shares and 332,752,068 shares outstanding at March 31, 2017 and December 31, 2016, respectively	337,164	337,164
Additional paid-in capital	18,577,863	18,504,176
Accumulated (deficit)	(18,919,720)	(18,522,585)
Treasury stock, at cost, 4,415,923 shares and 4,415,923 shares at March 31, 2017 and December 31, 2016, respectively	(118,174)	(118,174)
Noncontrolling interest	1,619,758	1,449,493
Total stockholders' equity	1,499,486	1,652,669

Total liabilities and stockholders' equity	$3,569,282	$3,789,789

See accompanying notes to condensed consolidated financial statements.

COMPETITIVE COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended March 31,
	2017	2016
Revenue	$17,747	$18,485
Cost of sales	8,936	10,175

Gross profit	8,811	8,310

Expenses:
General and administrative	348,762	541,960
Research and development	5,333	4,520
Salaries and wages	487,603	197,722
Depreciation and amortization	54,797	52,868
Total operating expenses	896,495	797,070

Net operating loss	(887,684)	(788,760)

Other income (expense):
Interest expense	–	(276)
Interest income	47	8
Gain on disposal of asset	277	–
Other expense	–	(3)
Total other income (expense)	324	(271)

Net loss	(887,360)	(789,031)

Net loss attributable to the noncontrolling interest	(490,225)	(55,785)

Net loss attributable to Competitive Companies, Inc.	$(397,135)	$(733,246)

Weighted average number of common shares outstanding - basic and fully diluted	332,752,068	334,282,447

Net loss per share - basic and fully diluted	$–	$–

See accompanying notes to condensed consolidated financial statements.

COMPETITIVE COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Three Months
	Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(887,360)	$(789,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	10,125	10,125
Depreciation and amortization	54,797	52,868
Gain on disposal of asset	(277)	–
Decrease (increase) in assets:
Accounts receivable	1,382	(809)
Prepaid expenses	5,511	3,517
Deposits and other assets	(1,640)	–
Increase (decrease) in liabilities:
Accounts payable	(101,988)	(139,044)
Accrued expenses	9,664	(522)
Deferred revenues	–	105,000
Net cash used in operating activities	(909,786)	(757,896)

Cash flows from investing activities
Purchases of property and equipment	(10,069)	–
Purchase of construction in progress equipment	(855)	(2,245)
Net cash (used in) investing activities	(10,924)	(2,245)

Cash flows from financing activities
Principal payments on short term and convertible debts	–	(6,000)
Proceeds from stock subscription	–	62,001
Proceeds from issuance of Wytec common stock	629,052	–
Proceeds from issuance of Wytec Series B preferred stock	120,000	933,750
Refund of non-issued Wytec Series B preferred stock	–	(37,500)
Purchase of treasury stock	–	(5,000)
Net cash provided by financing activities	749,052	947,251

Net increase (decrease) in cash	(171,658)	187,110
Cash - beginning	2,777,313	1,085,113
Cash - ending	$2,605,655	$1,272,223

Supplemental disclosures:
Interest paid	$–	$3,181

Non-cash investing and financing activities:
Conversion of Wytec Series A preferred stock to Wytec common stock	$135,000	$–
Conversion of Wytec Series B preferred stock to Wytec common stock	$35,000	$–
Wytec International, Inc. preferred stock issued to satisfy deferred revenue	$35,000	$–

See accompanying notes to condensed consolidated financial statements.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these condensed consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2016 and notes thereto included in the Company's Form 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

The accompanying condensed consolidated interim financial statements include the accounts of the following entities. All significant inter-company transactions have been eliminated in the preparation of these financial statements.

		State of	Relationship
Name of Entity (1)	Form of Entity	Incorporation	March 31, 2017
Competitive Companies, Inc.	Corporation	Nevada	Parent
Wireless Wisconsin LLC	Limited Liability Company	Wisconsin	Subsidiary (2)
Innovation Capital Management, Inc.	Corporation	Delaware	Subsidiary (2)
Innovation Capital Management, LLC	Limited Liability Company	Texas	Subsidiary (2)
Wytec International, Inc.	Corporation	Nevada	Subsidiary (3)
Wylink, Inc.	Corporation	Texas	Subsidiary (4)
Capaciti Networks, Inc.	Corporation	Texas	Subsidiary (5)

(1) Certain non-operational holding companies have been excluded.

(2) Wholly-owned subsidiary of Competitive Companies, Inc.

(3) As of March 31, 2017, CCI owned a 10% interest in Wytec on an “as converted basis” with respect to Wytec’s Series A and Series B Preferred Stock consolidated under the variable interest entity model.

(4) Wholly-owned subsidiary of Wytec International, Inc.

(5) During 2016, Capaciti was sold, in full, from CCI to Wytec and as of March 31, 2017, Capaciti is a wholly owned subsidiary of Wytec.

The operations of each consolidated subsidiary is further detailed below:

•	Wireless Wisconsin LLC (“Wireless WI”) – Provides high speed wireless Internet connections to residents in rural communities, as well as some DSL internet services to businesses and residents within various markets throughout rural Wisconsin. The Company operates in both a regulated and non-regulated environment.
•	Innovation Capital Management, Inc. (“ICM”) – Formed to manage capital raising activities.
•	Innovation Capital Management, LLC (“ICMLLC”) – Formed to engage in strategic marketing relationships.
•	Wytec International, Inc. (“Wytec”) – Provider of wireless internet access serviced infrastructures and provides internet access services primarily to the small and medium business market.
•	Wylink, Inc. (“Wylink”) – Applies for and registers links (each a “Registered Link”).
•	Capaciti Networks, Inc. (“Capaciti”) – Provides the WyQuote system to market internet access services

In October 2016, the Company entered into an agreement with Wytec pursuant to which the Company agreed to exchange shares of Wytec common stock owned by the Company in consideration for the cancellation of intercompany debts. After consummation of the transaction, the Company’s percentage ownership of Wytec decreased to 11% On an “as converted” basis with respect to Wytec’s outstanding convertible Preferred Stock Wytec is now consolidated as a variable interest entity. The Company is the primary beneficiary of Wytec and controls it through its governing board and continuity of management.

The condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred continuous losses from operations, has an accumulated deficit of $18,919,720 at March 31, 2017, and has reported negative cash flows from operations in most periods over the last seven years. In addition, the Company does not currently have the cash resources to meet its operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature of the industry in which the Company operates.

The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate sufficient cash from operations to meet its cash needs and/or to raise funds to finance ongoing operations and repay debt. There can be no assurance that the Company will be successful in its efforts to raise additional debt or equity capital and/or that cash generated by operations will be adequate to meet the Company’s needs. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2017	2016
Telecommunication equipment and computers	$1,095,191	$1,070,838
Furniture and fixtures	44,746	61,702
	1,139,937	1,132,540
Less accumulated depreciation	(580,991)	(529,143)
	$558,946	$603,397

Depreciation expense totaled $54,797 and $52,868 for the three months ending March 31, 2017 and 2016, respectively.

Note 3 – Construction in Process

The cost of equipment and materials purchased, and contract labor incurred, for the construction of network, plant property and equipment, and the installation of registered links on behalf of customers is held in Construction in Process until construction is completed. No depreciation or amortization is applied to Construction in Process. Once construction is complete and network element is placed in service, the costs are either capitalized or expensed as cost of goods sold as appropriate.

Note 4 – Warrants

Wytec currently has a total of 6,774,412 common stock purchase warrants outstanding to purchase a total of 6,774,412 shares of Wytec common stock exercisable until various dates through December 31, 2017, 1,731,104 of which are exercisable at an exercise price of $5.00 per share, 3,844,808 of which are exercisable at an exercise price of $1.50 per share, 75,000 of which are exercisable at an exercise price of $1.45 per share, 373,500 of which are exercisable at an exercise price of $1.25 per share, and 750,000 of which are exercisable at an exercise price of $1.00 per share.

The following is a summary of activity of CCI and Wytec outstanding common stock warrants:

	Number of CCI Warrants	Number of Wytec Warrants
Balance, December 31, 2015	87,571,429	2,805,672
Warrants granted	–	4,680,608
Warrants exercised	–	207,000
Warrants repurchased	87,571,429	–
Warrants expired	–	170,000
Balance, December 31, 2016	–	7,109,280
Warrants granted	–	50,000
Warrants exercised	–	384,868
Warrants repurchased	–	–
Warrants expired	–	–

Balance, March 31, 2017	–	6,774,412

Exercisable, March 31, 2017	–	6,774,412

Note 5 – Changes in Stockholders’ Equity (Deficit)

In October 2012, the Company granted employees options to purchase 3,000,000 shares of common stock exercisable at $0.01 per share with a three year vesting schedule and expiration dates four years from the grant date. In August 2015, one of the employees resigned from the Company and forfeited his 1,000,000 stock options. As of December 31, 2016, the remaining 2,000,000 stock options expired.

In April 2014, the Company granted 10,000,000 stock options to purchase 10,000,000 shares of its common stock to the Company’s chief executive officer, exercisable at $0.025 per share with a three year vesting schedule and an expiration date of April 17, 2019. For the three month periods ended March 31, 2017 and 2016, the stock-based compensation related to these option grants was $8,500 and $8,500, respectively.

In September 2014, the Company granted employees options to purchase 1,500,000 shares of common stock each exercisable at $0.02 per share with a three year vesting schedule and an expiration date of September 1, 2018. In July 2015, one of the employees was terminated from the Company and forfeited his 750,000 stock options prior to the first vesting milestone. For the three month periods ended March 31, 2017 and 2016, the stock-based compensation related to these option grants was $625 and $625, respectively.

In May 2015, the Company granted 750,000 options to one employee to purchase 750,000 shares of common stock, exercisable at $0.02 per share with a three year vesting schedule and an expiration date of May 14, 2019. For the three month periods ended March 31, 2017 and 2016, the stock-based compensation related to these option grants was $1,000 and $1,000, respectively.

During the three months ending March 31, 2016, Wytec issued 311,250 shares of Wytec Series B Preferred Stock and 311,250 common stock purchase warrants for $933,750 in cash.

During the three months ended March 31, 2017 Wytec issued 40,000 shares of Wytec Series B Preferred Stock and 40,000 Wytec common stock purchase warrants for $120,000 in cash and 10,000 shares of Wytec Series B Preferred Stock and 10,000 Wytec common stock purchase warrants in exchange for one Registered Link.

During the three months ending March 31, 2016, Wytec refunded $37,500 that had been received for the purpose of issuing 12,500 shares of Wytec Series B Preferred Stock to one investor. The shares of Wytec Series B Preferred Stock were never issued to the investor, and the funds were returned.

During the three months ending March 31, 2017, Wytec issued 384,868 shares of Wytec common stock in exchange for $569,052 in cash and the exercise of 384,868 common stock purchase warrants, and Wytec received $60,000 in cash for the purpose of exercising additional common stock purchase warrants but the holder has not executed the required documents.

Note 6 –Wytec International, Inc. and Subsidiaries Registration Statement

In October 2016, the Company’s board of directors and majority shareholders authorized a planned spin-off of Wytec (“Spin-Off”). As of March 31, 2017, CCI owns 865,552 shares, approximately 10%, of the outstanding common stock of Wytec, (assuming all outstanding shares of Wytec’s Series A and Series B Preferred Stock are converted into Wytec common stock) and 1,731,104 Wytec common stock purchase warrants.

On December 9, 2016, CCI filed an information statement on schedule 14C and on January 10, 2017, Wytec filed a registration statement on form S-1 with the Securities and Exchange Commission (the “SEC”). These filings describe in detail the terms and conditions of the Spin-Off. Upon the S-1 Registration Statement being declared effective by the SEC, Wytec will no longer be owned by the Company, as the Company will distribute 100 % of its remaining shares of Wytec common stock and Wytec common stock purchase warrants to its shareholders. Wireless WI, ICM, and ICM LLC, will continue to be wholly owned subsidiaries of the Company.

Note 7 – Subsequent Events

In April 2017, the Company purchased 386,847 shares of its common stock from a director for a cash payment of $10,000. In April 2017, Wytec issued 483,434 shares of Wytec common stock to twelve investors pursuant to the exercise of warrants.

In April 2017, Wytec authorized the payment of a cash bonus of $12,796 to its chief executive officer.

In May 2017, Wytec issued 75,000 shares of Wytec common stock to two investors pursuant to the exercise of warrants.

Through May 3, 2017, Wytec loaned $341,140 to the Company in the form of an unsecured non-interest bearing account.

In May 2017, Wytec issued a total of 9,500 warrants to purchase 9,500 shares of Wytec common stock to one unrelated service provider. The warrants are exercisable at a price of $1.50 per share until December 31, 2017.

Effective May 3, 2017, Tina Bagley was appointed as a director of the Company and as a director of Wytec.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and plan of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report. Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements.” Forward-looking statements may also be made in Competitive Companies, Inc.’s other reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”) and in other documents. In addition, from time to time, Competitive Companies, Inc. (“CCI,” “we,” “us,” “our,” or the “Company”) through its management may make oral forward-looking statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements.   The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:

(a)	volatility or decline of our stock price;
(b)	potential fluctuation in quarterly results;
(c)	our failure of to earn revenues or profits;
(d)	inadequate capital to continue or expand its business;
(e)	insufficient revenues to cover operating costs;
(f)	inability to raise additional capital or financing to implement its business plans;
(g)	dilution experienced by our shareholders in their ownership of the Company because of the issuance of additional securities by us, or the exercise of outstanding convertible securities;
(h)	inability to complete research and development of our technology with little or no current revenue;
(i)	failure to further commercialize our technology or to make sales;
(j)	loss of customers and reduction in demand for our products and services;
(k)	rapid and significant changes in markets;
(l)	technological innovations causing our technology to become obsolete;
(m)	increased competition from existing competitors and new entrants in the market;
(n)	litigation with or legal claims and allegations by outside parties, reducing revenue and increasing costs;
(o)	inability to start or acquire new businesses, or lack of success of new businesses started or acquired by us, if any;
(p)	failure of the Company to successfully spin off Wytec;
(q)	failure to develop and implement a revenue model that will produce revenues and profits;
(r)	inability to obtain patent or other protection for our proprietary intellectual property, and the expiration of some of our existing patents
(s)	uncollectible accounts and the need to incur expenses to collect amounts owed to us; and
(t)	we do not have an Audit Committee nor sufficient independent directors.

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

Business

Competitive Companies, Inc. (the “Company”) was originally incorporated in the state of Nevada in October 2001 and acts as a holding company for its operating subsidiaries, Wytec International, Inc. (“Wytec”), Wylink, Inc., Wireless Wisconsin LLC, Capaciti Networks, Inc., Innovation Capital Management, Inc., and Innovation Capital Management LLC (collectively, the “Subsidiaries”). Capaciti Networks, Inc. is now a wholly owned subsidiary of Wytec. The Company and its Subsidiaries (also collectively referred to as “CCI”) are involved in providing next generation fixed and mobile wireless broadband Internet services nationally and internationally to wholesale, retail and enterprise customers.

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

Our current business strategy incorporates the use of millimeter wave technology utilizing wireless frequencies from 5GHz to 80GHz spectrum. Wytec, CCI’s subsidiary, has constructed the use of these spectrums in three (3) markets including San Antonio, Texas, Columbus, Ohio and Denver, Colorado and has commercialized a broadband Internet service directed to the small medium business (known as “SMB”) in two of three markets. The initial focus of service is directed to highly concentrated areas such as the Central Business District (CBD) of each market and to expand the service to high density business zones outside of the CBD. The Company plans to eventually utilize its patent pending LPN-16 Micro Cell technology to provide enhanced coverage to these zones.

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

On December 18, 2015, Wytec performed an outside speed test on the first LPN-16 working prototype and produced record performance speeds in excess of 500 Mbps to a smart phone and 600 Mbps to a laptop computer. Earlier speed tests and network demonstrations enabled us, through Wytec, to consummate our first services agreement with the City of Columbus on July 7, 2014. Wytec has now substantially completed its footprint coverage of the Central Business District (“CBD”) of Columbus, Ohio in preparation for the Company’s new marketing and sales strategy.

Overview of Current Operations

We continue to shift our focus away from our past revenue sources, such as, web hosting, dial-up, wireless, DSL, and wired internet services, and move toward the design, development, and implementation of 4G/5G networks with an accelerated concentration towards the development of our “Smart City” concept. We believe recent national and international relationships have facilitated the progression of our “Smart City” development in conjunction with the growing relationships with city and state governments.

On November 8, 2011, we acquired Wytec, a company that owns three current and two expired U.S. patents related to LMDS. LMDS deals primarily in the transmission of point-to-point and point-to-multipoint data distribution utilizing millimeter wave spectrum. Though the patents are currently unusable in our current 4G/5G backhaul configuration, we intend to advance a derivative of the technology for usage in future 5G millimeter backhaul deployments. Millimeter wave technology continues to grow as the predominate choice in gigabyte data transmission for the future 5G network. .

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

On June 9, 2012, our wholly owned subsidiary, Wytec, formed a wholly owned subsidiary, Wylink, Inc., a Texas corporation, to market and sell millimeter wave spectrum in the licensed 60 & 90 Gigahertz frequency channels. The Federal Communications Commission (“FCC”) has developed a unique application program giving the ability for qualified applicants to own millimeter spectrum under a program known as the Registered Link Program Until January 2016, we sold point-to-point registered links (“Registered Links”) as part of our backhaul solution in support of our 4G/5G Wi-Fi network. The cash received from the sale of our Registered Links is recorded as “deferred revenue” and will be recorded as revenue once the telecommunication equipment is installed for the link owners. Management closed the Wylink application program in January 2016, and has repurchased all but 69 outstanding Links which are still owned by outside third party buyers.

Management now focuses its primary business on the development of Smart City broadband networks utilizing 4G/5G technologies capable of delivering speeds that are many times faster than current cellular networks and which can be utilized for a range of services for carriers, governmental and business applications.

Most recently, CCI management has developed a strategic business plan to spin-off its subsidiary, Wytec into the public market. On December 9, 2016 CCI filed an Information Statement on Schedule 14C and on January 10, 2017, Wytec filed a Registration Statement on Form S-1 with the Securities and Exchange Commission. These filings describe, in detail, the terms and conditions of the spin-off. We anticipate that each CCI shareholder will receive approximately one share of Wytec common stock for every 388 shares of CCI common stock owned (“Spin-Off Shares”) and two Wytec common stock purchase warrants (“Spin-Off Warrants”) for each share of Wytec common stock received. The Spin-Off Warrants will be exercisable until December 31, 2017 at an exercise price of $5.00 per share. The distribution of the Spin-Off Shares and Spin-Off Warrants is expected to occur after the date Wytec’s Registration Statement on Form S-1 becomes effective with the Securities and Exchange Commission

Critical Accounting Policies

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

Result of Operations for the Three Months Ended March 31, 2017 and 2016

Revenue for the three months ended March 31, 2017 was $17,747, as compared to revenue of $18,485 for the three months ended March 31, 2016. This decrease in revenue of $738 or 4% was primarily due to decreases in sales from Wireless Wisconsin, LLC.

Cost of sales for the three months ended March 31, 2017 was $8,936, a decrease of $1,239, or 12%, from $10,175 for the three months ended March 31, 2016. Our cost of sales decreased primarily due to managing costs related to our sales operations.

General and administrative expenses were $348,762 for the three months ended March 31, 2017, as compared to $541,960 for the three months ended March 31, 2016. This resulted in a decrease of $193,198 or 36% compared to the same period in 2016. The decrease in our general and administrative expenses was largely a result of decreased activity related to our link program costs during the three months ended March 31, 2017, as sales of the program ceased in January 2016.

Research and development costs were $5,333 for the three months ended March 31, 2017, as compared to $4,520 of research and development costs for the three months ended March 31, 2016. An increase of $813, or 18% was due to increase an in expenses related to the development of Wytec’s LPN-16.

Salary and wage expenses were $487,603 for the three months ended March 31, 2017, as compared to $197,722 for the three months ended March 31, 2016, which resulted in an increase of $289,881, or 147% compared to the same period in 2016. The increase in salary and wages is due a bonus paid to the chief executive officer of the Company to settle an outstanding small business administrative loan that had been personally guaranteed by the officer related to a former subsidiary that is no longer in operation.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for operations. As of March 31, 2017, $1,895,000 of our current liabilities is deferred revenue on Link sales that have been funded by the customer, for which obligations to the customer have not yet been completed.

We anticipate that we will incur operating losses in the next twelve months. Our revenue is not expected to exceed our investment and operating costs in the next twelve months. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in their early stage of operations. To address these risks, we must, among other things, seek growth opportunities through investment and acquisitions, effectively monitor and manage our claims for payments that are owed to us, implement and successfully execute our business strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Satisfaction of Our Cash Obligations for the Next 12 Months.

As of March 31, 2017, our cash balance was $2,605,655. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, private placements of Wytec’s capital stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we would be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Issued Accounting Standards

The Company has reviewed the updates issued by the Financial Accounting Standards Board (“FASB”) during the three month period ended March 31, 2017, and determined that the updates are either not applicable to the Company or will not have a material impact on the Company.

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

Our chief executive officer and principal financial officer, William Gray, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective as of March 31, 2017. Specifically, our disclosure controls and procedures were not effective in timely alerting our management to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

•	We do not have an independent board of directors or audit committee or adequate segregation of duties.
•	All of our financial reporting is generated by our financial consultant.
•	We do not have an independent body to oversee our internal controls over financial reporting and we lack segregation of duties due to the limited nature and resources of the Company.

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

Item 1A. Risk Factors.

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A, Part I of our 2016 Annual Report on Form 10-K describes some of the risks and uncertainties associated with our business that have the potential to materially affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities.

On or about April 4, 2017, the Company purchased 386,847 shares of its common stock from a director for a cash payment in the amount of $10,000.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Exhibit Description	Filed herewith	Form	Filing date
2.1	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2	01/11/02
2.2	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2/A	08/02/02
2.3	Plan and agreement of reorganization between Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2/A	04/24/03
2.4	Plan and agreement of reorganization between Competitive Companies, Inc. and CCI Acquisition Corp		8-K	05/09/05
3.1(i)	Articles of Competitive Companies, Inc. as amended		SB-2	01/11/02
3.2	Certificate of Correction of Competitive Companies, Inc.		10-Q	11/14/16
3.3	Bylaws of Competitive Companies, Inc.		SB-2	01/11/02
3.4	Series D Preferred Stock Certificate of Designation of Competitive Companies, Inc.		10-Q	11/14/16
3.5	Series C Preferred Stock Certificate of Designation of Wytec International, Inc.		8-K	07/25/16
4.1	Form of Warrant to be issued by Competitive Companies, Inc. to MediaG3, Inc.		8-K	11/15/11
4.2	Form of Warrant to be issued by Competitive Companies, Inc.		8-K	04/25/14
4.3	Stock Option Agreement issued by Competitive Companies, Inc.		8-K	04/25/14
10.1	Stock Purchase Agreement by and among Competitive Companies, Inc., a Nevada corporation, Wytec International, Inc., a Nevada corporation, MediaG3, Inc., a Delaware corporation, and its wholly owned subsidiary, Wytec, Incorporated, a California corporation		8-K	11/15/11
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act *	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act *	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act *	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act *	X
101.INS	XBRL Instance Document *	X
101.SCH	XBRL Schema Document *	X
101.CAL	XBRL Calculation Linkbase Document *	X
101.DEF	XBRL Definition Linkbase Document *	X
101.LAB	XBRL Label Linkbase Document *	X
101.PRE	XBRL Presentation Linkbase Document *	X

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

Date: May 15, 2017

