Form 10-Q
period 2017-06-30
COMPETITIVE COMPANIES INC
filed 2017-08-14
CIK 1161706

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 000-50668

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

Yes ☐ No ☒

As of August 11, 2017, there were 331,965,221 shares outstanding of the registrant’s common stock.

COMPETITIVE COMPANIES, INC.

FORM 10-Q

June 30, 2017

SIGNATURES	17

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
Assets

Current assets:
Cash	$2,940,499	$2,777,313
Accounts receivable, net	4,908	6,542
Prepaid expense	6,396	12,853
Total current assets	2,951,803	2,796,708

Property and equipment, net	504,062	603,397

Other assets:
Construction in process	364,634	363,779
Deposits and other assets	28,146	25,905
	392,780	389,684

Total assets	$3,848,645	$3,789,789

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$66,270	$166,372
Accrued expenses	106,654	40,748
Deferred revenues, net of commissions	1,895,000	1,930,000
Total current liabilities	2,067,924	2,137,120

Total liabilities	2,067,924	2,137,120

Stockholders' (deficit):
Controlling interest:
Preferred stock, $0.001 par value 100,000,000 shares authorized:
Class A convertible, no shares issued and outstanding with no liquidation value	–	–
Class B convertible, 1,495,436 shares issued and outstanding with no liquidation value	1,495	1,495
Class C convertible, 1,000,000 shares issued and outstanding with no liquidation value	1,000	1,000
Class D convertible, 100,000 shares issued and outstanding with no liquidation value	100	100
Common stock, $0.001 par value, 500,000,000 shares authorized, 337,167,991 shares issued and 332,365,221 share and 332,752,068 shares outstanding at June 30, 2017 and December 31, 2016	337,164	337,164
Additional paid-in capital	18,678,735	18,504,176
Accumulated (deficit)	(19,029,405)	(18,522,585)
Treasury Stock, at cost, 4,802,770 shares and 4,415,923 shares at June 30, 2017 and December 31, 2016, respectively	(128,174)	(118,174)
Noncontrolling interest	1,919,806	1,449,493
Total stockholders' (deficit)	1,780,721	1,652,669

Total liabilities and stockholders' (deficit)	$3,848,645	$3,789,789

See accompanying notes to consolidated financial statements.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016

Revenue	$17,263	$34,504	$35,009	$52,989
Cost of sales	5,832	12,307	14,768	22,482

Gross profit (loss)	11,431	22,197	20,241	30,507

Expenses:
General and administrative	549,097	614,835	897,859	1,156,799
Research and development	–	103	5,333	4,623
Salaries and wages	255,906	205,114	743,509	402,836
Depreciation	54,884	52,868	109,681	105,732
Total operating expenses	859,887	872,920	1,756,382	1,669,990

Net operating loss	(848,456)	(850,723)	(1,736,141)	(1,639,483)

Other income (expense):
Interest expense	–	(11,805)	–	(12,081)
Interest income	47	8	94	16
Other income	40	–	40	3
Gain on disposal of asset	737	–	1,014	–
Total other income (expense)	824	(11,797)	1,148	(12,062)

Net loss	(847,632)	(862,520)	(1,734,993)	(1,651,545)

Net loss attributable to the noncontrolling interest	(737,947)	(76,279)	(1,228,172)	(140,805)

Net loss attributable to Competitive Companies, Inc.	$(109,685)	$(786,241)	$(506,821)	$(1,510,740)

Weighted average number of common shares outstanding - basic and fully diluted	332,382,225	333,869,042	332,566,125	333,881,665

Net loss per share - basic and fully diluted	$–	$–	$–	$–

See accompanying notes to consolidated financial statements.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Six Months
	Ended June 30,
	2017	2016

Cash flows from operating activities
Net loss	$(1,734,993)	$(1,651,545)
Adjustments to reconcile net loss to Net cash used in operating activities:
Stock-based compensation	20,250	20,250
Warrants issued for services and debt conversion	16,037	14,355
Depreciation and amortization	109,681	105,732
Gain on disposal of asset	(277)	–
Decrease (increase) in assets:
Accounts receivable	1,634	(1,024)
Prepaid expenses	6,457	5,567
Equipment held for installation	–	(2,245)
Deposits and other assets	(2,241)	–
Increase (decrease) in liabilities:
Accounts payable	(100,102)	(157,798)
Accrued expenses	65,906	(8,036)
Deferred revenues	–	70,000
Net cash used in operating activities	(1,617,648)	(1,604,744)

Cash flows from investing activities
Purchases of property and equipment	(10,069)	–
Purchase of construction in process equipment	(855)	–
Net cash used in investing activities	(10,924)	–

Cash flows from financing activities
Principal payments on nonconvertible debt	–	(13,500)
Proceeds from issuance of Wytec common stock	1,681,758	–
Proceeds from issuance of Wytec Series B preferred stock	120,000	2,104,355
Purchase of treasury stock	(10,000)	(17,000)
Net cash provided by financing activities	1,791,758	2,073,855

Net increase in cash	163,186	469,111
Cash - beginning	2,777,313	1,085,113
Cash - ending	$2,940,499	$1,554,224

Supplemental disclosures:
Interest paid	$–	$7,421

Non-cash investing and financing activities:
Conversion of Wytec Series A preferred stock to Wytec common stock	$135,000	$–
Conversion of Wytec Series B preferred stock to Wytec common stock	$35,000	$–
Wytec International, Inc. preferred stock issued to satisfy deferred revenue	$35,000	$–

See accompanying notes to consolidated financial statements.

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

		State of	Relationship
Name of Entity (1)	Form of Entity	Incorporation	June 30, 2017
Competitive Companies, Inc.	Corporation	Nevada	Parent
Wireless Wisconsin LLC	Limited Liability Company	Wisconsin	Subsidiary (2)
Innovation Capital Management, Inc.	Corporation	Delaware	Subsidiary (2)
Innovation Capital Management, LLC	Limited Liability Company	Texas	Subsidiary (2)
Wytec International, Inc.	Corporation	Nevada	Subsidiary (3)
Wylink, Inc.	Corporation	Texas	Subsidiary (4)
Capaciti Networks, Inc.	Corporation	Texas	Subsidiary (5)

(1) Certain non-operational holding companies have been excluded.

(2) Wholly-owned subsidiary of Competitive Companies, Inc.

(3) As of June 30, 2017, CCI owned a 9% interest in Wytec on an “as converted basis” with respect to Wytec’s Series A and Series B Preferred Stock consolidated under the variable interest entity model.

(4) Wholly-owned subsidiary of Wytec International, Inc.

(5) During 2016, Capaciti was sold, in full, from CCI to Wytec and as of June 30, 2017, Capaciti is a wholly owned subsidiary of Wytec.

The operations of each consolidated subsidiary are further detailed below:

•	Wireless Wisconsin LLC (“Wireless WI”) – Provided high speed wireless Internet connections to residents in rural communities, as well as some DSL internet services to businesses and residents within certain markets in rural Wisconsin. The company operates in both a regulated and non-regulated environment.
•	Innovation Capital Management, Inc. (“ICM”) – Formed to manage capital raising activities.
•	Innovation Capital Management, LLC (“ICMLLC”) – Formed to engage in strategic marketing relationships.
•	Wytec International, Inc. (“Wytec”) – Provider of wireless internet access service infrastructures and provides internet access services primarily to the small and medium business market.
•	Wylink, Inc. (“Wylink”) – Applies for and registers links (each a “Registered Link”).
•	Capaciti Networks, Inc. (“Capaciti”) – Provides the WyQuote system to market internet access services

In October 2016, the Company entered into an agreement with Wytec pursuant to which the Company agreed to exchange shares of Wytec common stock owned by the Company in consideration for the cancellation of intercompany debts. After consummation of the transaction, the Company’s percentage ownership of Wytec decreased to 11% on an “as converted” basis with respect to Wytec’s outstanding convertible Preferred Stock Wytec is now consolidated with the Company as a variable interest entity. The Company is the primary beneficiary of Wytec and controls it through its governing board and continuity of management.

The condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred continuous losses from operations, has an accumulated deficit of $19,029,405 at June 30, 2017, and has reported negative cash flows from operations in most periods over the last seven years. In addition, the Company does not currently have the cash resources to meet its operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature of the industry in which the Company operates.

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

Note 2 – Property and Equipment

Property and equipment consist of the following:

	June 30, 2017	December 31, 2016
Telecommunication equipment and computers	$1,095,191	$1,070,838
Furniture and fixtures	44,746	61,702
	1,139,937	1,132,540
Less accumulated depreciation	(635,875)	(529,143)
	$504,062	$603,397

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

Note 4 – Warrants

As of June 30, 2017, Wytec has a total of 5,887,879 common stock purchase warrants outstanding to purchase a total of 5,887,879 shares of Wytec common stock exercisable until various dates through December 31, 2017, 1,731,104 of which are exercisable at an exercise price of $5.00 per share, 2,958,275 of which are exercisable at an exercise price of $1.50 per share, 75,000 of which are exercisable at an exercise price of $1.45 per share, 373,500 of which are exercisable at an exercise price of $1.25 per share, and 750,000 of which are exercisable at an exercise price of $1.00 per share.

The following is a summary of activity of CCI and Wytec outstanding common stock warrants:

	Number of CCI Warrants	Number of Wytec Warrants
Balance, December 31, 2015	87,571,429	2,805,672
Warrants granted	–	4,680,608
Warrants exercised	–	207,000
Warrants repurchased	87,571,429	–
Warrants expired	–	170,000
Balance, December 31, 2016	–	7,109,280

Warrants granted	–	69,000
Warrants exercised	–	1,126,674
Warrants repurchased	–	–
Warrants expired	–	163,727

Balance, June 30, 2017	–	5,887,879

Exercisable, June 30, 2017	–	5,887,879

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

In April 2014, the Company granted 10,000,000 stock options to purchase 10,000,000 shares of its common stock to the Company’s chief executive officer, exercisable at $0.025 per share with a three year vesting schedule and an expiration date of April 17, 2019. For the six month periods ended June 30, 2017 and 2016, the stock-based compensation related to these option grants was $17,000 and $17,000, respectively.

In September 2014, the Company granted employees options to purchase 1,500,000 shares of common stock each exercisable at $0.02 per share with a three year vesting schedule and an expiration date of September 1, 2018. In July 2015, one of the employees was terminated from the Company and forfeited his 750,000 stock options prior to the first vesting milestone. For the six month periods ended June 30, 2017 and 2016, the stock-based compensation related to these option grants was $1,250 and $1,250, respectively.

In May 2015, the Company granted 750,000 options to one employee to purchase 750,000 shares of common stock, exercisable at $0.02 per share with a three year vesting schedule and an expiration date of May 14, 2019. For the six month periods ended June 30, 2017 and 2016, the stock-based compensation related to these option grants was $2,000 and $2,000, respectively.

During the six months ending June 30, 2016, Wytec issued 713,952 shares of Wytec Series B Preferred Stock and 713,952 common stock purchase warrants for $2,141,855 in cash.

During the six months ending June 30, 2016, Wytec refunded $37,500 that had been received for the purpose of issuing 12,500 shares of Wytec Series B Preferred Stock to one investor. The shares of Wytec Series B Preferred Stock were never issued to the investor, and the funds were returned.

During the six months ended June 30, 2017 Wytec issued 40,000 shares of Wytec Series B Preferred Stock and 40,000 Wytec common stock purchase warrants for $120,000 in cash and 10,000 shares of Wytec Series B Preferred Stock and 10,000 Wytec common stock purchase warrants in exchange for one Registered Link.

During the six months ending June 30, 2017, Wytec issued 1,126,674 shares of Wytec common stock in exchange for the exercise of 1,126,674 common stock purchase warrants and $1,681,758 in cash, and Wytec received $60,000 in cash for the purpose of exercising additional common stock purchase warrants but the holder has not yet executed the required documents, and Wytec issued 110,000 shares of Wytec common stock upon conversion of 100,000 shares of Wytec Series A Preferred Stock and 10,000 shares of Wytec Series B Preferred Stock.

During the six months ending June 30, 2017, the Company purchased 386,847 shares of its common stock from a director for a cash payment of $10,000.

Note 6 –Wytec International, Inc. and Subsidiaries Registration Statement

In October 2016, the Company’s board of directors and majority shareholders authorized a planned spin-off of Wytec (“Spin-Off”). As of June 30, 2017, CCI owns 865,552 shares, approximately9%, of the outstanding common stock of Wytec, (assuming all outstanding shares of Wytec’s Series A and Series B Preferred Stock are converted into Wytec common stock) and 1,731,104 Wytec common stock purchase warrants.

On December 9, 2016, CCI filed an information statement on schedule 14C and on January 10, 2017, Wytec filed a registration statement on form S-1 with the Securities and Exchange Commission (the “SEC”). These filings describe in detail the terms and conditions of the Spin-Off. Upon the S-1 Registration Statement being declared effective by the SEC, Wytec will no longer be owned by the Company, as the Company will distribute 100% of its remaining shares of Wytec common stock and Wytec common stock purchase warrants to its shareholders. Wireless WI, ICM, and ICM LLC, will continue to be wholly owned subsidiaries of the Company.

Note 7 – Subsequent Events

In July 2017, the Company purchased 400,000 shares of its common stock from a director for a cash payment of $10,186.80.

In July 2017, Wytec issued 9,500 warrants to purchase 9,500 shares of common stock to one unrelated service provider. The warrants are exercisable at a price of $1.50 per share until December 31, 2017.

In July 2017, Wytec issued 163,727 warrants to purchase 163,727 shares of common stock to seventeen investors for consideration. The warrants are exercisable at a price of $3.00 per share until December 31, 2017.

In July 2017, Wytec issued 20,000 shares of series B preferred stock and 20,000 warrants to purchase common stock in exchange for two links there were included in deferred revenue.

In July 2017, the Company extended for consideration the expiration date from December 31, 2017 to December 31, 2018 on 1,731,104 warrants to purchase 1,731,104 shares of common stock. These warrants are held by CCI to be distributed at Spin-Off and are exercisable at $5.00 per share

In July 2017, the Company and Wytec agreed to transfer related party unsecured non-interest bearings loans, owed by the Company to Wytec, into an interest bearing revolving line of credit when the line of credit is formalized upon approval by the SEC of the Spin-off of Wytec. As of August 10, 2017, this loan amount totaled $386,214.,

In August 2017, Wytec issued 27,500 shares of Wytec common stock to two investors pursuant to the exercise of warrants.

In August 2017, Wytec issued 9,500 warrants to purchase 9,500 shares of common stock to one unrelated service provider. The warrants are exercisable at a price of $1.50 per share until December 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and plan of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report. Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements.” Forward-looking statements may also be made in Competitive Companies, Inc.’s other reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”) and in other documents. In addition, from time to time, Competitive Companies, Inc. (“CCI,” “we,” “us,” “our,” or the “Company”) through its management may make oral forward-looking statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements.   The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:

(a)	volatility or decline of our stock price;
(b)	potential fluctuation in quarterly results;
(c)	our failure of to earn revenues or profits;
(d)	inadequate capital to continue or expand its business;
(e)	insufficient revenues to cover operating costs;
(f)	inability to raise additional capital or financing to implement its business plans;
(g)	dilution experienced by our shareholders in their ownership of the Company and its subsidiaries because of the issuance of additional securities by us, or the exercise of outstanding convertible securities;
(h)	inability to complete research and development of our technology with little or no current revenue;
(i)	failure to further commercialize our technology or to make sales;
(j)	loss of customers and reduction in demand for our products and services;
(k)	rapid and significant changes in markets;
(l)	technological innovations causing our technology to become obsolete;
(m)	increased competition from existing competitors and new entrants in the market;
(n)	litigation with or legal claims and allegations by outside parties, reducing revenue and increasing costs;
(o)	inability to start or acquire new businesses, or lack of success of new businesses started or acquired by us, if any;
(p)	failure of the Company to successfully spin off Wytec;
(q)	failure to develop and implement a revenue model that will produce revenues and profits;
(r)	inability to obtain patent or other protection for our proprietary intellectual property, and the expiration of some of our existing patents
(s)	uncollectible accounts and the need to incur expenses to collect amounts owed to us; and
(t)	we do not have an Audit Committee nor any independent directors.

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

Our current business strategy incorporates the use of millimeter wave technology utilizing wireless frequencies from 5GHz to 80GHz spectrum. Wytec, has constructed the use of these spectrums in three (3) markets including San Antonio, Texas, Columbus, Ohio and Denver, Colorado and has commercialized a broadband Internet service directed to the small medium business (known as “SMB”) in two of three markets. The initial focus of service is directed to highly concentrated areas such as the Central Business District (CBD) of each market and to expand the service to high density business zones outside of the CBD. The Company plans to eventually utilize its patent pending LPN-16 Micro Cell technology to provide enhanced coverage to these zones.

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

On June 9, 2012, our then wholly owned subsidiary, Wytec, formed a wholly owned subsidiary, Wylink, Inc., a Texas corporation, to market and sell millimeter wave spectrum in the licensed 60 & 90 Gigahertz frequency channels. The Federal Communications Commission (“FCC”) has developed a unique application program giving the ability for qualified applicants to own millimeter spectrum under a program known as the Registered Link Program Until January 2016, we sold point-to-point registered links (“Registered Links”) as part of our backhaul solution in support of our 4G/5G Wi-Fi network. The cash received from the sale of our Registered Links is recorded as “deferred revenue” and will be recorded as revenue once the telecommunication equipment is installed for the link owners. Management closed the Wylink application program in January 2016, and has repurchased all but 69 outstanding Links which are still owned by outside third party buyers.

Management now focuses its primary business on the development of Smart City broadband networks utilizing 4G/5G technologies capable of delivering speeds that are many times faster than current cellular networks and which can be utilized for a range of services for carriers, governmental and business applications.

Most recently, CCI management has developed a strategic business plan to spin-off of Wytec into the public market. On December 9, 2016 CCI filed an Information Statement on Schedule 14C and on January 10, 2017, Wytec filed a Registration Statement on Form S-1 with the Securities and Exchange Commission. These filings describe, in detail, the terms and conditions of the spin-off. We anticipate that each CCI shareholder will receive approximately one share of Wytec common stock for every 388 shares of CCI common stock owned (“Spin-Off Shares”) and two Wytec common stock purchase warrants (“Spin-Off Warrants”) for each share of Wytec common stock received. The Spin-Off Warrants will be exercisable until June 30, 2018 at an exercise price of the higher of (i) $5.00 per share, or (ii) 85% of the average closing price of Wytec’s common stock quoted on the public securities trading market on which Wytec’s common stock is then trading with the highest volume, during the five (5) consecutive trading days immediately preceding the Measure Date, which is March 30, 2018 (if Wytec’s common stock is not then publicly trading, then the amount per share will be $5.00). The distribution of the Spin-Off Shares and Spin-Off Warrants is expected to occur after the date Wytec’s Registration Statement on Form S-1 becomes effective with the Securities and Exchange Commission.

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

Result of Operations for the Six Months Ended June 30, 2017 and 2016

Revenue for the six months ended June 30, 2017 was $35,009, as compared to revenue of $52,989 for the six months ended June 30, 2016. This decrease in revenue of $17,980 or 34% was primarily due to decreases in sales from Wireless Wisconsin, LLC.

Cost of sales for the six months ended June 30, 2017 was $14,768, a decrease of $7,714, or 34%, from $22,482 for the six months ended June 30, 2016. Our cost of sales decreased primarily due to managing costs related to our sales operations.

General and administrative expenses were $897,859 for the six months ended June 30, 2017, as compared to $1,156,799 for the six months ended June 30, 2016. This resulted in a decrease of $258,940 or 22% compared to the same period in 2016. The decrease in our general and administrative expenses was largely a result of decreased activity related to our link program costs during the six months ended June 30, 2017, as sales of the program ceased in January 2016.

Research and development costs were $5,333 for the six months ended June 30, 2017, as compared to $4,623 of research and development costs for the six months ended June 30, 2016. An increase of $710, or 15% was due to an increase in expenses related to the development of Wytec’s LPN-16.

Salary and wage expenses were $743,509 for the six months ended June 30, 2017, as compared to $402,836 for the six months ended June 30, 2016, which resulted in an increase of $340,673, or 85% compared to the same period in 2016. The increase in salary and wages is due a bonus paid to the chief executive officer of the Company to settle an outstanding small business administrative loan that had been personally guaranteed by the officer related to a former subsidiary that is no longer in operation.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for operations. As of June 30, 2017, $1,895,000 of our current liabilities is deferred revenue on Link sales that have been funded by the customer, for which obligations to the customer have not yet been completed.

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

Satisfaction of Our Cash Obligations for the Next 12 Months.

As of June 30, 2017, our cash balance was $2,940,499. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, private placements of Wytec’s capital stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we would be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Issued Accounting Standards

The Company has reviewed the updates issued by the Financial Accounting Standards Board (“FASB”) during the six month period ended June 30, 2017, and determined that the updates are either not applicable to the Company or will not have a material impact on the Company.

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

Our chief executive officer and principal financial officer, William Gray, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective as of June 30, 2017. Specifically, our disclosure controls and procedures were not effective in timely alerting our management to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

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

Item 2. Unregistered Sales of Equity Securities.

On April 7, 2017, the Company purchased 386,847 shares of its common stock from a director for a cash payment in the amount of $10,000.

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

Date: August 14, 2017

