Form 10-Q
period 2017-09-30
COMPETITIVE COMPANIES INC
filed 2017-11-14
CIK 1161706

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2017

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

Yes ☐ No ☒

As of November 14, 2017, there were 331,965,221 shares outstanding of the registrant’s common stock.

COMPETITIVE COMPANIES, INC.

FORM 10-Q

September 30, 2017

SIGNATURES	18

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

COMPETITIVE COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
Assets	(Unaudited)	(Audited)

Current assets:
Cash	$2,242,493	$2,777,313
Accounts receivable, net	5,362	6,542
Prepaid expense	17,378	12,853
Total current assets	2,265,233	2,796,708

Property and equipment, net	450,441	603,397

Other assets:
Construction in process	377,773	363,779
Deposits and other assets	28,147	25,905
	405,920	389,684

Total assets	$3,121,594	$3,789,789

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$36,183	$166,372
Accrued expenses	102,377	40,748
Deferred revenues, net of commissions	1,790,000	1,930,000
Total current liabilities	1,928,560	2,137,120

Total liabilities	1,928,560	2,137,120

Stockholders' (deficit):
Controlling interest:
Preferred stock, $0.001 par value 100,000,000 shares authorized:
Class A convertible, no shares issued and outstanding with no liquidation value	–	–
Class B convertible, 1,495,436 shares issued and outstanding with no liquidation value	1,495	1,495
Class C convertible, 1,000,000 shares issued and outstanding with no liquidation value	1,000	1,000
Class D convertible, 100,000 shares issued and outstanding with no liquidation value	100	100
Common stock, $0.001 par value, 500,000,000 shares authorized, 337,167,991 shares issued and 331,965,221 share and 332,752,068 shares outstanding at September 30, 2017 and December 31, 2016, respectively	337,164	337,164
Additional paid-in capital	18,710,079	18,504,176
Accumulated (deficit)	(19,131,482)	(18,522,585)

Treasury Stock, at cost, 5,202,770 shares and 4,415,923 shares at September 30, 2017 and December 31, 2016, respectively	(138,360)	(118,174)
Noncontrolling interest	1,413,038	1,449,493
Total stockholders' (deficit)	1,193,034	1,652,669

Total liabilities and stockholders' (deficit)	$3,121,594	$3,789,789

See accompanying notes to condensed consolidated financial statements.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016

Revenue	$17,041	$67,095	$52,050	$115,226
Cost of sales	6,105	14,098	20,873	36,579

Gross profit (loss)	10,936	52,997	31,177	78,647

Expenses:
General and administrative	569,616	623,138	1,467,475	1,775,081
Research and development	2,516	1,320	7,849	5,942
Salaries and wages	230,113	215,013	973,622	617,849
Depreciation	54,724	54,033	164,405	159,765
Bad debts	37	–	37	–
Total operating expenses	857,006	893,504	2,613,388	2,558,637

Net operating loss	(846,070)	(840,507)	(2,582,211)	(2,479,990)

Other income (expense):
Interest expense	–	(88)	–	(12,169)
Interest income	48	8	142	25
Other income	–	–	40	–
Other expense	–	(1,745)	–	(1,748)
Gain on disposal of asset	–	–	1,014	–
Total other income (expense)	48	(1,825)	1,196	(13,892)

Net loss	(846,022)	(842,332)	(2,581,015)	(2,493,882)

Net loss attributable to the noncontrolling interest	(743,946)	(1,248,150)	(1,972,118)	(1,380,215)

Net loss attributable to Competitive Companies, Inc.	$(102,076)	$405,818	$(608,897)	$(1,113,667)

Weighted average number of common shares outstanding - basic and fully diluted	332,273,917	333,227,894	332,318,646	333,604,132

Net loss per share - basic and fully diluted	$–	$–	$–	$–

See accompanying notes to condensed consolidated financial statements.

COMPETITIVE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2017	2016

Cash flows from operating activities
Net loss	$(2,581,015)	$(2,493,882)
Adjustments to reconcile net loss to
Net cash used in operating activities:
Stock-based compensation	29,750	30,920
Warrants issued for services and debt conversion	58,805	14,355
Depreciation and amortization	164,405	159,765
Gain on disposal of asset	(1,014)	–
Decrease (increase) in assets:
Accounts receivable	1,180	(3,887)
Prepaid expenses	(4,525)	7,017
Deposits and other assets	(2,242)	455
Increase (decrease) in liabilities:
Accounts payable	(130,189)	(190,664)
Accrued expenses	61,629	(35,786)
Deferred revenues	–	22,500
Net cash used in operating activities	(2,403,216)	(2,489,207)

Cash flows from investing activities
Purchases of property and equipment	(10,435)	(2,245)
Purchase of construction in process equipment	(13,994)	–
Return of construction in process equipment	–	4,255
Net cash provided (used) by investing activities	(24,429)	2,010

Cash flows from financing activities
Principal payments on nonconvertible debt	–	(13,500)
Proceeds form the issuance of stock subscriptions	–	345,000
Proceeds from issuance of Wytec common stock	1,793,011	48,750
Proceeds from issuance of Wytec Series B preferred stock	120,000	3,971,358
Purchase of treasury stock	(20,186)	(29,500)
Net cash provided by financing activities	1,892,825	4,322,108

Net increase (decrease) in cash	(534,820)	1,834,911
Cash - beginning	2,777,313	1,085,113
Cash - ending	$2,242,493	$2,920,024

Supplemental disclosures:
Interest paid	$–	$7,421

Non-cash investing and financing activities:
Wytec International, Inc. preferred stock issued to satisfy deferred revenue	$140,000	$70,000
Wytec International, Inc. preferred stock issued to satisfy stock subscription payable	$–	$3,635,000

See accompanying notes to condensed consolidated financial statements.

COMPETITIVE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business and Basis of Presentation

The interim consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2016 and notes thereto included in the Company's Form 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

The accompanying interim consolidated financial statements include the accounts of the following entities. All significant inter-company transactions have been eliminated in the preparation of these financial statements.

		State of	Relationship
Name of Entity (1)	Form of Entity	Incorporation	September 30, 2017
Competitive Companies, Inc.	Corporation	Nevada	Parent
Wireless Wisconsin LLC	Limited Liability Company	Wisconsin	Subsidiary (2)
Innovation Capital Management, Inc.	Corporation	Delaware	Subsidiary (2)
Innovation Capital Management, LLC	Limited Liability Company	Texas	Subsidiary (2)
Wytec International, Inc.	Corporation	Nevada	Subsidiary (3)
Wylink, Inc.	Corporation	Texas	Subsidiary (4)
Capaciti Networks, Inc.	Corporation	Texas	Subsidiary (5)

(1) Certain non-operational holding companies have been excluded.

(2) Wholly-owned subsidiary of Competitive Companies, Inc.

(3) As of September 30, 2017, CCI owned a 9% interest in Wytec on an “as converted basis” with respect to Wytec’s Series A and Series B Preferred Stock consolidated under the variable interest entity model.

(4) Wholly-owned subsidiary of Wytec International, Inc.

(5) During 2016, Capaciti was sold, in full, from CCI to Wytec and as of September 30, 2017, Capaciti is a wholly owned subsidiary of Wytec.

The operations of each consolidated subsidiary are further detailed below:

•	Wireless Wisconsin LLC (“Wireless WI”) – Provided high speed wireless Internet connections to residents in rural communities, and still provides some DSL internet services to businesses and residents within certain markets in rural Wisconsin. The subsidiary recently terminated some of its remaining customer agreements and plans to relaunch its internet business in the future. This company operated in both a regulated and non-regulated environment.
•	Innovation Capital Management, Inc. (“ICM”) – Formed to manage capital raising activities.
•	Innovation Capital Management, LLC (“ICMLLC”) – Formed to engage in strategic marketing relationships.
•	Wytec International, Inc. (“Wytec”) – Provider of wireless internet access serviced infrastructures and provides internet access services primarily to the small and medium business market.
•	Wylink, Inc. (“Wylink”) – Applies for and registers links (each a “Registered Link”).
•	Capaciti Networks, Inc. (“Capaciti”) – Provides the WyQuote system to market internet access services

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

The interim consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred continuous losses from operations, has an accumulated deficit of $19,131,482 at September 30, 2017, and has reported negative cash flows from operations in most periods over the last seven years. In addition, the Company does not currently have the cash resources to meet its operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature of the industry in which the Company operates.

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

Note 2 – Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2017	2016

Telecommunication equipment and computers	$1,096,294	$1,010,838
Furniture and fixtures	44,746	61,702
	1,141,040	1,132,540
Less accumulated depreciation	(690,599)	(529,143)
	$450,441	$603,397

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

Note 4 – Warrants

CCI has no outstanding warrants. However, as of September 30, 2017, Wytec has a total of 6,033,106 common stock purchase warrants outstanding to purchase a total of 6,033,106 shares of Wytec common stock exercisable until various dates through June 30, 2018, 1,731,104 of which are exercisable at an exercise price of $5.00 per share, 163,727 of which are exercisable at an exercise price of $3.00, 2,939,775 of which are exercisable at an exercise price of $1.50 per share, 75,000 of which are exercisable at an exercise price of $1.45 per share, 373,500 of which are exercisable at an exercise price of $1.25 per share, and 750,000 of which are exercisable at an exercise price of $1.00 per share.

The following is a summary of activity of CCI and Wytec outstanding common stock warrants:

	Number of CCI Warrants	Number of Wytec Warrants

Balance, December 31, 2015	85,571,429	2,805,672
Warrants granted	–	4,680,608
Warrants exercised	–	207,000
Warrants repurchased	85,571,429	–
Warrants expired	–	170,000
Balance, December 31, 2016	–	7,109,280

Warrants granted	–	291,727
Warrants exercised	–	1,204,174
Warrants repurchased	–	–
Warrants expired	–	163,727

Balance, September 30, 2017	–	6,033,106

Exercisable, September 30, 2017	–	6,033,106

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

In April 2014, the Company granted 10,000,000 stock options to purchase 10,000,000 shares of its common stock to the Company’s chief executive officer, exercisable at $0.025 per share with a three year vesting schedule and an expiration date of April 17, 2019. For the nine month periods ended September 30, 2017 and 2016, the stock-based compensation related to these option grants was $25,500 and $25,500, respectively.

In September 2014, the Company granted employees options to purchase 1,500,000 shares of common stock each exercisable at $0.02 per share with a three year vesting schedule and an expiration date of September 1, 2018. In July 2015, one of the employees was terminated from the Company and forfeited his 750,000 stock options prior to the first vesting milestone. For the nine month periods ended September 30, 2017 and 2016, the stock-based compensation related to these option grants was $1,250 and $1,875, respectively. The remaining 750,000 stock options will expire September 1, 2018.

In May 2015, the Company granted 750,000 options to one employee to purchase 750,000 shares of common stock, exercisable at $0.02 per share with a three year vesting schedule and an expiration date of May 14, 2019. For the nine month periods ended September 30, 2017 and 2016, the stock-based compensation related to these option grants was $3,000 and $3,000, respectively.

During the nine months ending September 30, 2016, Wytec issued 39,000 shares of Wytec common stock for $48,750 in cash, 1,358,786 shares of Wytec Series B Preferred Stock and 1,358,786 common stock purchase warrants for $3,971,358 in cash and 1,035,000 shares of Wytec Series B Preferred Stock and 1,035,000 common stock purchase warrants in exchange for 117 registered link obligations that were included in deferred revenue and two registered link obligations and related equipment for which all obligations to the customer had already been met.

During the nine months ending September 30, 2016, Wytec refunded $37,500 that had been received for the purpose of issuing 12,500 shares of Wytec Series B Preferred Stock to one investor. The shares of Wytec Series B Preferred Stock were never issued to the investor, and the funds were returned.

During the nine months ended September 30, 2017 Wytec issued 40,000 shares of Wytec Series B Preferred Stock and 40,000 Wytec common stock purchase warrants for $120,000 in cash and 10,000 shares of Wytec Series B Preferred Stock and 10,000 Wytec common stock purchase warrants in exchange for one Registered Link.

During the nine months ending September 30, 2017, Wytec issued 1,204,174 shares of Wytec common stock in exchange for the exercise of 1,204,174 common stock purchase warrants and $1,809,890 in cash, and Wytec received $60,000 in cash for the purpose of exercising additional common stock purchase warrants but the holder has not yet executed the required documents.

During the nine months ending September 30, 2017, the Company purchased 786,847 shares of its common stock from a director and an employee for a cash payments of $20,187.

Note 6 –Wytec International, Inc. and Subsidiaries Registration Statement

In October 2016, the Company’s board of directors and majority shareholders authorized a planned spin-off of Wytec (“Spin-Off”). As of September 30, 2017, CCI owns 865,552 shares, approximately 9%, of the outstanding common stock of Wytec, (assuming all outstanding shares of Wytec’s Series A and Series B Preferred Stock are converted into Wytec common stock) and 1,731,104 Wytec common stock purchase warrants.

On December 9, 2016, CCI filed an information statement on schedule 14C and on January 10, 2017, Wytec filed a registration statement on form S-1 with the Securities and Exchange Commission (the “SEC”). These filings describe in detail the terms and conditions of the Spin-Off. Following the S-1 Registration Statement being declared effective by the SEC and the board finalizing the terms of the spin-off, Wytec will no longer be owned by the Company, as the Company will distribute 100% of its remaining shares of Wytec common stock and Wytec common stock purchase warrants to its shareholders. The record date for the spin-off is set for  November 10, 2017 and the distribution date is set for November 20, 2017. These interim consolidated financial statements presented herein have not been adjusted to reflect the results of the spin-off.

Wireless WI, ICM, and ICM LLC, will continue to be wholly owned subsidiaries of the Company.

Note 7 – Subsequent Events

In October 2017,Wytec issued 60,000 shares of Wytec common stock to 4 investors pursuant to the exercise of warrants.

In October and November 2017, Wytec loaned $10,500 to the Company in the form of an unsecured non-interest bearing advance.

In November, 2017 Wytec issued 15,000 warrants for services rendered to 3 consultants

In November, 2017, Wytec issued 12,500 shares of Wytec common stock to 2 investors pursuant to the exercise of warrants.

In November, 2017 the Company formalized its interest bearing revolving Line of Credit with Wytec and have transferred the related party unsecured non-interest loans totaling $401,502 to include $10,500 Wytec loaned to the Company during October and November 2017.

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

Our current business strategy incorporates the use of millimeter wave technology utilizing wireless frequencies from 5GHz to 80GHz spectrum. Wytec has constructed the use of these spectrums in three (3) markets including San Antonio, Texas, Columbus, Ohio and Denver, Colorado and has commercialized a broadband Internet service directed to the small medium business (known as “SMB”) in two of three markets. The initial focus of service is directed to highly concentrated areas such as the Central Business District (“CBD”) of each market and to expand the service to high density business zones outside of the CBD. The Company plans to eventually utilize its patent pending LPN-16 Micro Cell technology to provide enhanced coverage to these zones.

We believe the use of millimeter wave spectrum is a key component to the development of a 5G network and further support to what has now become popularized as the “Smart City.” Smart Cities are designed to advance multiple mobile communications services, including but not limited to, public safety, first responder, machine to machine, and carrier offload services.

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

On December 18, 2015, Wytec performed an outside speed test on the first LPN-16 working prototype and produced record performance speeds in excess of 500 Mbps to a smart phone and 600 Mbps to a laptop computer. Earlier speed tests and network demonstrations enabled us, through Wytec, to consummate our first services agreement with the City of Columbus on July 7, 2014. Wytec has now substantially completed its footprint coverage of the CBD of Columbus, Ohio in preparation for the Company’s new marketing and sales strategy.

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

Most recently, CCI management has developed a strategic business plan to spin-off its subsidiary, Wytec into the public market. On December 9, 2016 CCI filed an Information Statement on Schedule 14C and on January 10, 2017, Wytec filed a Registration Statement on Form S-1 with the Securities and Exchange Commission. These filings describe, in detail, the terms and conditions of the spin-off. We anticipate that each CCI shareholder will receive approximately one share of Wytec common stock for every 388 shares of CCI common stock owned (“Spin-Off Shares”) and two Wytec common stock purchase warrants (“Spin-Off Warrants”) for each share of Wytec common stock received. The Spin-Off Warrants will be exercisable until June 30, 2018 at an exercise price of the higher of (i) $5.00 per share, or (ii) 85% of the average closing price of Wytec’s common stock quoted on the public securities trading market on which Wytec’s common stock is then trading with the highest volume, during the five (5) consecutive trading days immediately preceding the Measure Date, which is March 30, 2018 (if Wytec’s common stock is not then publicly trading, then the amount per share will be $5.00). The distribution of the Spin-Off Shares and Spin-Off Warrants is expected to occur in November 2017.

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

We follow the provisions of Staff Accounting Bulletin (“SAB“) 101, "Revenue Recognition in Financial Statements" for revenue recognition and SAB 104. Under Staff Accounting Bulletin 101, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable and (iv) collection is reasonably assured.

Income taxes are accounted for under the asset and liability method. Under this method, to the extent that we believe that the deferred tax asset is not likely to be recovered, a valuation allowance is provided. In making this determination, we consider estimated future taxable income and taxable timing differences expected in the future. Actual results may differ from those estimates.

Result of Operations for the Nine Months Ended September 30, 2017 and 2016

Revenue for the nine months ended September 30, 2017 was $52,050, as compared to revenue of $115,226 for the nine months ended September 30, 2016. This decrease in revenue of $63,176 or 55% was primarily due to decreases in sales from Wireless Wisconsin, LLC.

Cost of sales for the nine months ended September 30, 2017 was $20,873, a decrease of $15,706, or 43%, from $36,579 for the nine months ended September 30, 2016. Our cost of sales decreased primarily due to managing costs related to our sales operations.

General and administrative expenses were $1,467,475 for the nine months ended September 30, 2017, as compared to $1,775,081 for the nine months ended September 30, 2016. This resulted in a decrease of $307,606 or 17% compared to the same period in 2016. The decrease in our general and administrative expenses was largely a result of decreased activity related to our link program costs during the nine months ended September 30, 2017, as sales of the program ceased in January 2016.

Research and development costs were $7,849 for the nine months ended September 30, 2017, as compared to $5,942 of research and development costs for the nine months ended September 30, 2016. An increase of $1,907, or 32% was due to an increase in expenses related to the development of Wytec’s LPN-16.

Salary and wage expenses were $973,622 for the nine months ended September 30, 2017, as compared to $617,849 for the nine months ended September 30, 2016, which resulted in an increase of $355,773, or 58% compared to the same period in 2016. The increase in salary and wages is due a bonus paid to the chief executive officer of the Company to settle an outstanding small business administrative loan that had been personally guaranteed by the officer related to a former subsidiary that is no longer in operation.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for operations. As of September 30, 2017, $1,790,000 of our current liabilities is deferred revenue on Link sales that have been funded by the customer, for which obligations to the customer have not yet been completed.

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

Satisfaction of Our Cash Obligations for the Next 12 Months.

As of September 30, 2017, our cash balance was $2,242,493. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient revenue to meet our working capital requirements. Consequently, we intend to attempt to find sources of additional capital in the future to fund our growth and expansion through additional equity or debt financing or credit facilities. There is no assurance that we will be able to meet our working capital requirements through the private placement of equity or debt or from any other source.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Issued Accounting Standards

The Company has reviewed the updates issued by the Financial Accounting Standards Board (“FASB”) during the six month period ended September 30, 2017, and determined that the updates are either not applicable to the Company or will not have a material impact on the Company.

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

Our chief executive officer and principal financial officer, William Gray, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective as of September 30, 2017. Specifically, our disclosure controls and procedures were not effective in timely alerting our management to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

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

On July 21, 2017, the Company purchased 400,000 shares of its common stock from an employee for a cash payment in the amount of $10,187.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Exhibit Description	Filed herewith	Form	Filing date
2.1	Agreement and Plan of Reorganization by and among Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2	01/11/02
2.2	Amendment to Plan of Reorganization by and among Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2/A	08/02/02
2.3	Amendment to Agreement and Plan of Reorganization by and among Huntington Telecommunications Partners, LP and Competitive Companies Holdings, Inc. and Competitive Companies, Inc.		SB-2/A	04/24/03
2.4	Merger Agreement and Plan of Reorganization between Competitive Companies, Inc. and CCI Acquisition Corp.		8-K	05/09/05
3.1	Articles of Competitive Companies, Inc.	X
3.2	Amendment to Articles of Incorporation of Competitive Companies, Inc., filed on June 18, 2002	X
3.3	Amendment to Articles of Incorporation of Competitive Companies, Inc., filed on February 5, 2009	X
3.4	Certificate of Correction of Competitive Companies, Inc.		10-Q	11/14/16
3.5	Bylaws of Competitive Companies, Inc.		SB-2	01/11/02
4.1	Series D Preferred Stock Certificate of Designation of Competitive Companies, Inc.		10-Q	11/14/16
4.2	Series C Preferred Stock Certificate of Designation of Wytec International, Inc.		8-K	7/25/16
4.3	Form of Warrant to be issued by Competitive Companies, Inc. to MediaG3, Inc.		8-K	11/15/11
4.4	Form of Warrant to be issued by Competitive Companies, Inc.		8-K	04/25/14
4.5	Stock Option Agreement issued by Competitive Companies, Inc.		8-K	04/25/14
10.1	Stock Purchase Agreement by and among Competitive Companies, Inc., a Nevada corporation, Wytec International, Inc., a Nevada corporation, MediaG3, Inc., a Delaware corporation, and its wholly owned subsidiary, Wytec, Incorporated, a California corporation		8-K	11/15/11
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act *	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act *	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act *	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act *	X
101.INS	XBRL Instance Document *	X
101.SCH	XBRL Schema Document *	X
101.CAL	XBRL Calculation Linkbase Document *	X
101.DEF	XBRL Definition Linkbase Document *	X
101.LAB	XBRL Label Linkbase Document *	X
101.PRE	XBRL Presentation Linkbase Document *	X

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

Date: November 14, 2017

